Form 10KSB
period 1999-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 1999-12-27
CIK 1086139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

/ X / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 1999, or

/   /    Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

For the transition period from ______________ to _______________

         Commission File No. 0-26053
                             -------

                     MDU COMMUNICATIONS INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         DELAWARE                                            84-1342898
-------------------------                               ----------------------
(State of Incorporation)                                (IRS Employer ID. No.)

           108 - 11951 HAMMERSMITH WAY, RICHMOND, B.C., CANADA V7A 5H9
          --------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (604) 277-8150

         Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
         Title of Each Class                          On Which Registered
        --------------------                         -----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                   ------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X      No
                                     ----      ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year were CDN$566,698.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (SEE definition of affiliate in Rule 12b-2 of the Exchange Act.)

        Aggregate market value of Common Stock held by non-affiliates as of
                       November 30, 1999 was $7,563,604.

         As of November 30, 1999 there were 11,474,085 shares of Common Stock outstanding and no other outstanding classes of a common equity security.

         Transitional Small Business Disclosure Format (check one):
                                  Yes         No X
                                     ----       ----

                                     PART I
                                    --------

EXCHANGE RATES. All dollar amounts herein are stated in US dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of fiscal year 1999 and the average rate of exchange during the fiscal year, based on the Bank of Canada average noon spot rate of exchange:

                                              FISCAL YEAR ENDING
                                              SEPTEMBER 30, 1999
                                              ------------------
         Rate at end of fiscal year:                1.4768
         Average rate for fiscal year:              1.4993


ITEM 1  -  DESCRIPTION OF BUSINESS

MDU Communications International, Inc., formerly known as Alpha Beta Holdings, Ltd., was incorporated on July 14, 1995 as a Colorado corporation to engage in the business of establishing and operating brew pubs. Through September 30, 1998, it had incurred net operating losses of approximately $26,500 and was no longer conducting business activities. In November 1998, Alpha Beta Holdings, Ltd. acquired all of the outstanding capital stock of MDU Communications Inc. and changed its name to MDU Communications International, Inc. At the date of acquisition, there was no affiliation between Alpha Beta Holdings, Ltd. and MDU Communications Inc. On May 11, 1999, the state of incorporation of the Company was changed to Delaware. It now operates as a holding company with MDU Communications Inc. as its sole subsidiary.

MDU Communications Inc., a Canadian corporation, was incorporated on March 26, 1998 and commenced operations in August 1998. MDU Communications International, Inc. and MDU Communications Inc. are jointly referred to as the "Company." The Company's principal executive offices are located at 108 - 11951 Hammersmith Way, Richmond, British Columbia, Canada V7A 5H9.

                              BUSINESS DEVELOPMENT

MDU Communications Inc. commenced operations in August 1998 and is in a start-up phase. It provides home entertainment and information technology to the residents of multi-dwelling units (MDUs) such as apartment buildings, condominiums, gated communities, hotels and motels. The Company establishes mutually beneficial relationships with owners and managers of MDUs to facilitate delivery of these services. It has entered into a strategic alliance with Star Choice Communications, Inc. ("Star Choice") to market Star Choice programming to the Canadian MDU market.

The Company offers complete building wiring infrastructures, systems and hardware and digital set-top receivers to MDU owners. It utilizes state of the art wireless digital satellite equipment to receive scrambled broadcast signals transmitted from satellites and decode them for viewing. Broadcast signals are captured through a single master dish at the property and the signals are distributed throughout the building to each unit using fiber or coaxial cable. Each subscriber is equipped with a TV set-top box which decodes the signals. The Company utilizes independent contractors to install satellites and building wiring infrastructures and its commissioned salespersons to install TV set-top boxes. Initially, the Company expects to realize revenues by sharing in the Star Choice monthly fees charged to MDU residents for satellite TV service. Once a building has been wired or the existing wiring has been upgraded, the infrastructure is in place to provide other services such as home security, local telephone services and high-speed Internet access for MDU residents which could be the source of additional revenues. Security systems consisting of closed circuit television cameras are installed at the time a building is wired. However, to date the Company has not realized any revenues from the sale of home security, local telephone or Internet access services.

The Company also designs and supplies satellite master antenna television (SMATV) systems for multi-dwelling unit properties. An SMATV system is capable of receiving and distributing satellite and local television programming to the residents of multi-dwelling unit properties, thereby eliminating the need for a cable television provider.

                             FINANCING REQUIREMENTS

Management believes that the Company's cash on hand will not be sufficient to provide funds necessary for the Company to expand its business and fund its operating deficits for the next twelve months. As a result, management is currently pursuing opportunities to raise CDN$15,000,000 in financing through private placements of both equity and debt securities. On October 13, 1999, the Company entered into an agreement with Canaccord Capital Corporation to assist the Company with private placements and an initial public offering on the Vancouver Stock Exchange. On November 26, 1999, the Company completed private placements totaling 1,482,750 units, each unit consisting of one common share and one common share purchase warrant. The net cash proceeds to the Company of these private placements was CDN$883,719. Until additional funds have been raised, the Company has put on hold its expansion plans and reduced its staff by 50% as a strategy to conserve capital.

                         STAR CHOICE STRATEGIC ALLIANCE

Currently, there are only two satellite broadcasters licensed to operate in
Canada: Star Choice and ExpressVu. Star Choice is a wholly owned subsidiary of Cancom (Canadian Satellite Communications Inc.) which is publicly traded on the Toronto Stock Exchange. Cancom is 24% owned by Shaw Communications, Inc. ExpressVu is a wholly-owned subsidiary of BCE Inc. In the last few years, these two companies have built a subscriber base of over 400,000 households, or approximately 4% of the 11,000,000 Canadian households with television sets. These two companies are focusing on single family dwellings and their marketing and distribution efforts are primarily through retail and commercial stores. The Company believes that the two companies have focused on the single family market because of the favorable demographics, minimal technical challenges and difficulty in effectively marketing services to MDU property owners, managers and residents. By limiting their focus, the Company believes the two companies have left a sizeable niche in the marketplace for distribution of direct-to-home
(DTH) systems to MDU residents. While the Company does not believe any other companies are currently attempting to market satellite services to MDUs, it recognizes that this window of opportunity may not remain open indefinitely.

In August 1998, the Company entered into a ten-year System Operation Agreement (with 5-year renewal options) with Star Choice under which the Company will establish and maintain distribution systems in MDUs throughout Canada and act as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of MDUs in which the Company has installed systems. Residents that choose to subscribe to the service pay a monthly access fee in addition to the program fees charged by Star Choice for programming for use of a TV set-top box. Star Choice programming subscribers are billed monthly by Star Choice. The Company is entitled to 100% of the monthly access fee (which is currently CDN$5.95) and to a 30% share of Star Choice's subscriber revenues. Through September 30, 1999, access fees received by the Company totaled approximately CDN$61,675. Star Choice retains responsibility for marketing its broadcasting packages, while the Company is responsible for marketing its services to the MDU market. The Company will incur only the cost associated with implementation of its services, and will not share any of Star Choice's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for others. Consequently, the Company is totally dependent on Star Choice for programming. During the fiscal year ended September 30, 1999, revenues from Star Choice were 31% of the Company's total revenues. Star Choice is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly.

Consequently, events at Star Choice beyond the control of the Company could adversely affect the Company.

                                     MARKET

The Company is attempting to build a Canadian national infrastructure, first focusing on major markets such as the Lower Mainland of British Columbia and the greater Toronto metropolitan area, which together account for more than 50% of Canada's MDUs. Marketing efforts are directed at property owners, building managers and real estate developers. As of September 30, 1999, Company had installed its systems in 85 buildings in Western Canada and, as the result of an acquisition of over 8,500 satellite master antenna television (SMATV) subscribers in approximately 50 buildings, currently serves over 11,600 subscribers. As of September 30, the Company had entered into additional access agreements that will allow it to wire and market to tenants in approximately 280 additional buildings, providing an additional potential customer base of over 18,000 subscribers. The cost to add these additional subscribers is estimated to be CDN$9,000,000.

                                   COMPETITION

The Company is not aware of any other companies currently focusing on the Canadian MDU market. However, the Company faces competition from others who are competing for a share of the Canadian subscriber base. These competitors include cable companies, off-air broadcasters, gray market products and MMDS and LMDS (multi-channel microwave or local distribution systems which transmit digital audio/video over the air in scrambled form and subscribers receive the signals through an antenna and decode the signal using a set top box analogous to those used by satellite broadcasters).

CABLE COMPANIES. Traditional cable companies such as Rogers Communications, Inc., Shaw Communications, Inc. and Le Groupe Videotron Ltee. currently dominate the broadcasting market, serving an estimated 40% of the 11,000,000 Canadian households with television sets. The balance of Canadian households are serviced by individual off-air antennae systems or by private cable operators.

OFF-AIR BROADCASTERS. Off-air broadcasters send signals over the air which are received by traditional television antennas in a local broadcast area. Signals are accessible to anyone in the local area with an antenna. Given the limited range of off-air broadcasting, it is suitable only for a local audience.

GRAY MARKET PRODUCTS. These are products and programming services that are not licensed to be sold in Canada. Prior to the launch of the Canadian direct-to-home digital satellite television services, some Canadians, including MDU owners, purchased U.S. based systems and operated them in Canada. Canadian digital satellite services offer much of the same programming, better reception, warranty service and support, and do not operate in violation of Canadian law. Also, many retailers of the U.S. based equipment have been subjected to legal actions aimed at eliminating the sale of unauthorized equipment and reception of unauthorized television programming. In the Company's opinion, these factors have and will continue reduce the use of U.S. based systems in Canada.

MMDS AND LMDS. MMDS and LMDS microwave technology is a hybrid of off-air broadcasting and satellite broadcasting. Digital audio, video and, in some cases, data are transmitted over the air in scrambled form. Subscribers receive these signals through an antenna and decode the signal using a set-top box analogous to those used by satellite broadcasters. Their drawback is that they require a direct line of site from the transmission site to the customer which limits their range.

                             GOVERNMENTAL REGULATION

MDU Communications Inc. is not regulated by the Canadian Radio-Television and Telecommunications Commission (CRTC) or any other governmental regulatory agency. Star Choice and ExpressVu are the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licenses. Also, they must comply with the Canadian Broadcasting Act. Since the Company is totally dependent upon Star Choice for programming, it could be adversely affected if Star Choice encountered regulatory problems.

                                    EMPLOYEES

The Company had 32 employees as of September 30, 1999, all of whom are full time employees. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

As the Company grows, it will rely on independent contractors to install building wiring infrastructure and commission salespersons to install subscribers' TV set-top boxes.

ITEM 2  -  DESCRIPTION OF PROPERTY

The Company's principal executive offices are located at 108 - 11951 Hammersmith Way, Richmond, British Columbia, Canada. The premises consist of four offices totaling 6,070 square feet leased for various terms ending May 31, 2001 through December 31, 2001. Monthly lease and occupancy costs are approximately CDN$4,500. In addition, the Company leases three sales offices across Canada with aggregate monthly lease and occupancy costs of approximately CDN$2,900. The Company does not require any significant warehouse space because its suppliers deliver on an "as needed" basis.

ITEM 3  -  LEGAL PROCEEDINGS

The Company has been named in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks a permanent injunction and claims CDN$2,000,000 in damages resulting from trespass and loss of business as a result of certain activities allegedly carried out by the Company. Shaw and the Company have jointly agreed that no further steps will be taken in this action by either party until the parties have completed their current negotiations with respect to customer connection procedures. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company.

The Company has been named as a defendant in a claim by Whistler Cable Television Ltd. for the return of personal property, damages for conversion, an injunction and costs. The Company is contesting these claims. As the case is still in the pre-discovery phase, the likelihood of any loss is not determinable or reasonably estimable at this time.

The Company has received letters from Rogers Cablesystems ("Rogers") threatening legal action if certain alleged activities on the part of the Company do not cease. The Company has responded to these letters and there have been no further actions by Rogers or its counsel with respect to any of these matters. The company continues to negotiate with Rogers with respect to other matters of joint interest, including a proposed protocol to govern service conversion issues.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended September 30, 1999.

                           FORWARD-LOOKING STATEMENTS

The statements contained in this Part I that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Risk Factors" at the end of Item 6, Management's Discussion and Analysis and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                                     PART II
                                     -------

ITEM 5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                             MARKET FOR COMMON STOCK

The Company's Common Stock is not traded on a national securities exchange or the Nasdaq Stock Market. The Common Stock has been quoted on the OTC Bulletin Board under the symbol "MDTV" since December 2, 1998. The range of high and low bid prices as quoted on the OTC Bulletin Board during each fiscal quarter since December 2, 1998 is as follows:

                                        FISCAL YEAR 1999
                                        ----------------
           QUARTER ENDED              HIGH            LOW
           -------------              ----            ---
           December 31               $1.870           $1.313
           March 31                  $3.000           $1.500
           June 30                   $2.590           $1.060
           September 30              $2.000           $0.590

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of November 30, 1999, the Company had approximately 116 holders of record of its shares of Common Stock.

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its Common Stock in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

                               "PENNY STOCK" RULES

The Company's common stock is a "penny stock" which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or Nasdaq, its bid price is below $5.00 per share, the Company has been in business less than three years and has net tangible assets of less than $5,000,000, and average annual revenue has not exceeded $6,000,000 in the past three years.

As a result, broker-dealers must comply with additional sales practices requirements. Broker-dealers must determine that the investment is suitable for the buyer and receive the buyer's written agreement to the transaction before they can sell the Company's common stock to buyers who are not the broker-dealer's established customers or institutional accredited investors. In addition, broker-dealers must deliver to the buyer before the transaction a disclosure schedule which explains the penny stock market and its risks, discloses the commissions to be paid to the broker-dealer, discloses the stock's bid and offer quotations, and discloses if the broker-dealer is the sole market maker in the stock.

                          UNREGISTERED SECURITIES SALES

Sales of securities during the fiscal year ended September 30, 1999 without registration under the Securities Act of 1933, as amended ("1933 Act"), were as follows:

A. COMMON STOCK (shares adjusted to reflect a 1-for-10 reverse stock split which occurred in October 1998).

1. October 1998: 2,997,400 shares of common stock were sold for cash in the aggregate amount of $29,974 without an underwriter to 10 offshore institutional investors. The sales were made in reliance upon exemptions from registration afforded to offshore transactions.

2. November 1998: 200,000 shares of common stock were sold for cash in the aggregate amount of $2,000 without underwriters to 1 offshore institutional investor and 6 individual investors. The sales were made in reliance upon exemptions from registration afforded to offshore transactions.

3. November 1998: 5,213,835 shares of common stock were exchanged for all of the outstanding capital stock of MDU Communications Inc., a Canadian corporation ("MDU"), which is now a wholly owned subsidiary of the Company. The former MDU stockholders are the holders of those shares. No underwriter was involved in the transaction. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act.

     The business combination of the Company and MDU has been accounted for as a reverse acquisition in which MDU was identified as the acquirer and the assets and liabilities of the Company were acquired at their fair value. As a result, the 5,213,835 shares of the Company's common stock issued to the former MDU stockholders were valued at the fair value of the Company's assets as of the acquisition date in the amount of $23,482. As the net Assets of the Company consisted solely of cash on the acquisition date, and the amount of cash has been determined to represent the fair value of the acquired assets.

4. December 1998: 640,000 shares of common stock were issued for cash in the aggregate amount of $960,000 upon exercise of options held by two investors. The options and the common stock issued upon exercise of the options involved no underwriters and were done in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

5. June 1999: A subscription for 670,000 shares of common stock for cash in the aggregate amount of $1,172,500 was received from two offshore institutional investors. This transaction was done in reliance upon exemptions from registration afforded to offshore transactions.

6. September 1999: Subscriptions for 420,000 shares of common stock for cash in the aggregate amount of CDN$248,102 were received from three offshore institutional investors. These transactions were done in reliance upon exemptions from registration afforded to offshore transactions.

B.   OPTIONS

1. November 1998: One year options to purchase 640,000 shares of common stock for cash at $1.50 per share were issued to two investors. These options were exercised in December 1998, as described in Item A.4 above.

2. November 1998: Five-year options to purchase 175,000 shares of common stock at $1.00 per share were granted to Sheldon Nelson pursuant to the Company's 1998 Directors'/Officers' Non-Qualified Stock Option Plan.

3. November 1998: Five-year options to purchase 125,000 shares of common stock at $1.00 per share were granted to Douglas J. Irving pursuant to the Company's 1998 Directors'/Officers' Non-Qualified Stock Option Plan.

4. December 1998: Five-year options to purchase 100,000 shares of common stock at $1.50 per share were issued as consideration for consulting services. No underwriter was involved and the Company relied upon the exemption from registration afforded by Section 4(2) of the 1933 Act.

5. March/April 1999: Five-year options to purchase 73,885 shares of common stock at $1.50 per share were issued to two key suppliers. No underwriter was involved and the Company relied upon the exemption from registration afforded by Section 4(2) of the 1933 Act.

C.   CONVERTIBLE PROMISSORY NOTES

1. April/June 1999: Two Convertible Promissory Notes, one in the principal amount of CDN$250,000, due August 15, 1999 and the other in the principal amount of US$327,500 due September 15, 1999, were issued to one offshore investor. Both Notes bear interest at 8.75%. The CDN$250,000 Note is convertible into common stock at any time prior to the maturity date at a conversion price of US$2.00 per share and the CDN$327,500 Note is convertible into common stock at a conversion price of US$1.75 per share. Both Notes are past due and the Company is negotiating for an extension. The Company was unable to repay the notes on their respective due dates and on October 19, 1999, it negotiated an extension to the repayment date to June 30, 2000. Both notes are now convertible into common stock at any time prior to maturity at a conversion price of US$0.625. The Notes were issued in reliance upon exemption from registration afforded to offshore transactions.

2. May/June 1999: Two Convertible Promissory Notes in the aggregate principal amount of US$65,000 and both due on August 31, 1999 were issued to one accredited, sophisticated investor. The two Notes were convertible into common stock at a conversion price of US$2.00 per share and bore interest at 9.00%. Both Notes were past-due at September 30, 1999. These two notes were replaced by a Replacement Convertible Promissory
     Note in the principal amount of US$65,000 due on February 28, 2000 and bearing interest at 9.00%. The Replacement Note is convertible into common stock at any time prior to maturity at a conversion price of US$0.50 per share. No underwriter was involved and the Company relied upon the exemption from regulation afforded by Section 4(2) of the 1933 Act.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           FORWARD-LOOKING STATEMENTS

The statements contained in Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in "Risk Factors" at the end of this discussion and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                                    OVERVIEW

MDU Communications International Inc., formerly known as Alpha Beta Holdings, Ltd., was incorporated in July 1995 as a Colorado corporation to engage in the business of establishing and operating brew pubs. Through September 1998, the Company was essentially inactive. In November 1998, Alpha Beta Holdings, Ltd. acquired all of the outstanding capital stock of MDU Communications Inc., an unaffiliated company, and changed its name to MDU Communications International, Inc. It now operates as a holding company with a fiscal year end of September 30th and has MDU Communications, Inc. as its sole subsidiary.

MDU Communications, Inc. is a nationally authorized Star Choice System Operator providing home entertainment and information technology to the residents of multi-dwelling units (MDUs) such as apartment buildings, condominiums, gated communities, hotels and motels. In August 1998, the Company entered into a ten year System Operator Agreement (with 5 year renewal options) with Star Choice under which the Company will establish and maintain distribution systems in MDU's throughout Canada and act as a commissioned system operator for Star Choice. Under this agreement, the Company is entitled to 100% of the monthly "digital access fee" (currently CDN$5.95 per month) and a 30% share of Star Choice's monthly subscriber revenue. The Company establishes mutually beneficial relationships with owners and managers of MDUs to facilitate delivery of these entertainment and technology services. The Company offers complete building wiring infrastructures, systems and hardware and digital set-top receivers required to bring digital satellite viewing to the residents and owners/managers of MDUs in Canada. Revenue will initially result from sharing in the monthly Star Choice programming fees charged to the residents for satellite TV service. Once a building has been wired or the existing wiring has been upgraded, the infrastructure is in place to provide other services such as home security, local telephone services and high speed Internet access which may provide additional revenue to the Company. The Company also designs and supplies satellite master antennae television (SMATV) systems for multi-dwelling properties. A SMATV system is capable of receiving and distributing satellite and local television programming to the residents of MDUs, thereby eliminating the need for a cable TV provider.

As of September 30, 1999, the Company had over 11,600 subscribers in 135 buildings. The Company has limited financial resources, has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2000 or later. The Company's funding of its initial operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing and the Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities.

                              BASIS OF PRESENTATION

The Consolidated Financial Statements for the fiscal year ended September 30, 1999 have been stated in Canadian dollars and the Company has designated the Canadian dollar as its functional and reporting currency on the basis that the principal business and activity of the Company is located and conducted in Canada. The business combination of Alpha Beta Holdings, Ltd. and MDU Communications Inc. has been accounted for as a reverse acquisition whereby MDU Communications Inc. was identified as the acquirer and the assets and liabilities of Alpha Beta Holdings, Ltd. were acquired at fair value. In accordance with generally accepted accounting principles for reverse acquisitions, the consolidated financial statements of the Company as at and for the fiscal year ended September 30, 1999 reflect the historical results of MDU Communications Inc. and the related assets and liabilities at their historic cost. The operations of Alpha Beta Holdings, Ltd. being the legal parent and accounting subsidiary are reflected in the consolidated financial statements from November 22, 1998 and its assets and liabilities are reflected at their fair value at the date of acquisition. As Alpha Beta Holdings, Ltd. was essentially inactive prior to the business combination, management's discussion and analysis will relate to the continuing Canadian operations of the Company.

                                YEAR 2000 ISSUES

The approach of the year 2000 presents significant issues for many financial, information, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000, from January 1, 1900, which could have adverse consequences.

The Company has designated specific individuals to identify and resolve the year 2000 issues associated with its internal information technology (IT) systems, its internal non-IT systems, and material third party relationships. It has completed the identification of and has implemented its plans to address its year 2000 issues. The Company uses commercially available standard software for its critical operating and accounting functions and the software vendors have provided the Company with program updates that are intended to rectify the year 2000 issues related to their software. The total cost of the software upgrades for the Company's operating and financial applications was not material.

The Company's greatest year 2000 exposure comes from its programming suppliers. The worst case scenario would be if one or more critical suppliers failed to become year 2000 compliant and failed to develop acceptable workaround solutions. While the Company has received written communication from its programming suppliers that they have developed an action plan to address their year 2000 issues, the Company cannot be certain that these plans will be implemented or be effective.

While the Company does not have a formal contingency plan, it is monitoring its programming suppliers to ensure they complete their year 2000 plans as scheduled. The Company will implement a formal contingency plan should any of its critical suppliers indicate that there would be delays resulting from their own year 2000 plans. Such a plan could entail contacting and qualifying other potentially year 2000 compliant suppliers. There can be no assurance that this contingency plan for Star Choice and SMATV suppliers would be effective or completed in a timely manner as the Company may not be able to find a suitable alternative.

                                     GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this 10-KSB report.

OPERATIONS

INCEPTION PERIOD (MARCH 26, 1998) TO SEPTEMBER 30,1998

Although the Canadian Company was incorporated in March 1998, the first six months was spent as a planning period and the Company sustained an operating loss of CDN$97,845. There were no revenues for this period and expenses such as advertising and professional/management fees accounted for 73% of the total expenses. Initial funding for the Company was through six private loans (promissory notes) of various amounts all totaling CDN$275,000 and bearing interest at 7.5%. These demand loans had no set terms of repayment or conversion features and were paid on December 15, 1998. The proceeds of these monies were spent supporting the operating loss and purchasing office furniture and equipment.

YEAR ENDING SEPTEMBER 30,1999

The Company reported a net loss of CDN$2,413,721 for the year ended September 30, 1999. The increase in net loss compared to the six month inception period is primarily attributable to the increased costs representing the beginning of sales operations to add over 11,600 subscribers in over 135 buildings. These costs were comprised of increased personnel, sales, general and administrative expenses and non cash stock option compensation charges of CDN$177,445 and CDN$222,000 which were recorded as consulting fees and wages expense, respectively.

The 1999 fiscal year's revenue of CDN$566,698 was comprised of 69% SMATV revenue, 20% net programming revenue from Star Choice and 11% from digital access fees. SMATV revenue represented approximately 8,700 subscribers, most of whom had been added by January 1999, and the Direct To Apartment Set Top Box revenue represented approximately 2,900 subscribers who were acquired over the last 9 months.

Direct costs are primarily comprised of SMATV programming and maintenance costs and are 60% of net revenue.

Salaries, wages, commissions and benefits make up 38% of the total sales expenses. In-suite installation of set top boxes represents 28% of the total sales expenses and the balance of 34% is primarily travel, advertising and telephone expenses.

General and administrative ("G&A") expenses of CDN$1,405,609 were as expected for the Company's planned market expansion. Advertising, promotion, and travel/vehicle costs were CDN$128,755 or 9.2% of the total G&A expense and office, occupancy, repairs & maintenance and telephone costs were CDN$178,175 or 12.7% of the total. Wages, professional and consulting fees were CDN$827,393 or 58.9% of G&A expenses. CDN$399,445 of these expenses were non-cash items due to stock option compensation charges. The Company accounts for its stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of the grant for all employee common stock options issued. Compensation cost in the amount of CDN$222,000 was recorded for 300,000 directors'/officers' and employees' options granted at a weighted average exercise price of US$1.00. At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 for consultative and other services provided by a relative of the Company. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense (see note 7(c) on the Notes to the Consolidated Financial Statements). Other non cash charges consisted of amortization expense of CDN$199,470 or 14.2% of total G&A expenses. The balance of the general and administrative expenses were made up of interest and foreign exchange losses of CDN$71,816 or 5.0% of the total G&A expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of CDN$43,621 compared to CDN$19,506 at September 30, 1998. The increase in the Company's cash position is mainly due to proceeds received from the exercise of warrants and proceeds from share subscriptions and convertible notes.

Net cash of CDN$310,642 was used in operating activities during the fiscal year ended September 30, 1999 which resulted from the Company's net loss of CDN$2,413,721 being offset by CDN$598,916 of non cash charges of which CDN$399,445 were stock option compensation charges. In addition the Company recorded a source of cash in the amount of CDN$1,504,163 from changes in working capital.

Net cash of CDN$3,662,252 was used in investing activities during the fiscal year ended September 30, 1999, which was mainly comprised of purchases of telecommunications equipment used in the reception of the digital satellite signal. As of September 30, 1999, the Company did not have any additional financing available for future capital expenditures but management is considering the possibility of lease financing to fund the Company's future short and long term plans. On November 18, 1999, the Company signed an Agreement in Principal with MBT Capital to enter into a financing accommodation for a leasing facility with a term to August 2008. While management believes that leasing is an alternative to funding the Company's telecommunications expenditure requirements, there is no certainty that the Company will be able to successfully complete these leasing arrangements.

Net cash of CDN$3,997,009 was generated from financing activities during the fiscal year ended September 30, 1999. This was mainly the result of the exercise of warrants to issue 640,000 shares of common stock of the Company for CDN$1,474,184 of net cash proceeds, the issuance of 670,000 common shares of the Company for CDN$1,544,924 of net cash proceeds, and the issuance of demand convertible notes payable for proceeds of CDN$829,644. The demand convertible notes payable bear interest at various rates between 8.75 and 9.0% (all convertible at the option of the note holder into fully paid non-assessable common shares of the Company) and at conversion prices between US$1.75 and US$2.00. (see note 6 on the Notes to the Consolidated Financial Statements). As of September 16, 1999, the Company was unable to repay the notes as a result of a demand made by the note holders, but management renegotiated extensions to these notes at the same interest rates to February 28, 2000 and June 30,2000 with conversion prices between US$0.50 and US$0.625.

Management believes that the Company's cash on hand will not be sufficient to provide funds necessary for the Company to expand its business and fund its operating deficits for the next twelve months. As a result, management is currently pursuing opportunities to raise CDN$15,000,000 in financing through private placements of both equity and debt securities. On October 13, 1999, the Company entered into an agreement with Canaccord Capital Corporation to assist the Company with private placements and an initial public offering on the Vancouver Stock Exchange. On November 26, 1999, the Company completed private placements totaling 1,482,750 units, each unit consisting of one common share and one common share purchase warrant. The net cash proceeds to the Company of these private placements was CDN$883,719. Until additional funds have been raised, the Company has put on hold its expansion plans and reduced its staff by 50% as a strategy to conserve capital.

The Company is exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. The Company has not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, the Company is subject to such risk from foreign currency transactions and translation gains and losses. The Company does not currently engage in significant operating transactions denominated in foreign currencies so any change in the CDN/US dollar exchange rate would not have a material effect on its future operating cash flows. The Company is subject to foreign currency risk on the interest and repayment provisions of its U.S. denominated convertible notes payable which are in the process of being re-negotiated. Based on the US$392,000 of US dollar convertible notes outstanding at September 30, 1999, an immediate decline of 10% in the value of the Canadian dollar relative to the US dollar would result in an additional exchange loss of US$26,533 and additional interest expense of approximately US$2,300 on an annualized basis. The Company does not currently have an interest bearing investment portfolio nor liabilities subject to variable interest rates. As a result, any change in the prime interest rate would also not have a material impact on the Company's future operating results or cash flows based on the terms of existing liabilities. Changes in interest rates could have an impact on future indebtedness to the extent that the terms and conditions of the indebtedness had to be renegotiated.

The Company has signed agreements with building owners to supply the home entertainment and information technology to the residents of buildings but the Company has no capital expenditure commitments to commence the installation of these services until the appropriate funding has been obtained.


                                  RISK FACTORS

The preceding discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company faces a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Additional risks and uncertainties not presently known to the Company or that are currently deemed to be immaterial may also impair the Company's business operations. Factors that could cause or contribute to such differences include, but are not limited to, the following:

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

We will require substantial additional capital for working capital and to finance our continued expansion and to fund debt service requirements. Our existing capital and funds from operations will not be sufficient to meet our anticipated cash needs during the fiscal year ending September 30, 2000. To address these needs, we are attempting to raise CDN$15,000,000 and have entered into an agreement with Canaccord Capital Corporation to assist us in raising additional capital. Recently we raised CDN$883,719 in two private placements. We have placed our expansion plans on hold and have reduced our staff by 50% in order to preserve capital. Because of the uncertainties in raising additional capital, there can be no assurance that we will be able to obtain the necessary capital to finance our operations. Insufficient capital will require us to continue to delay and scale back or eliminate our proposed development activities and could impair our ability to continue as a going concern.

WE HAVE INCURRED LOSSES SINCE INCEPTION AND MAY INCUR FUTURE LOSSES.

To date, we have had limited revenues and have not shown a profit in our operations. Through our fiscal year ended September 30, 1999, we had incurred net losses of CDN$2,413,721 and had a total shareholders' deficit of CDN$1,490,625. We do not expect to have profitable operations until fiscal year 2000 or later, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability or positive cash flows, we may not be able to meet our debt service or working capital requirements, which could have a material adverse effect on our business.

WE HAVE A LIMITED OPERATING HISTORY.

We commenced operations in August 1998 and are still in a start-up phase. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operating losses.

WE DEPEND UPON OUR RELATIONSHIP WITH STAR CHOICE.

In August 1998, we entered into a ten-year system operation agreement with Star Choice to install and maintain distribution systems in multi-dwelling unit ("MDU") properties such as apartment buildings, condominiums, gated communities, hotels and motels. Under our agreement with Star Choice, we may not maintain MDU distribution systems or market direct-to-home satellite broadcast services for others. Consequently, we are totally dependent upon Star Choice for programming. During the fiscal year ended September 30, 1999, revenues for Star Choice were 36% of our total revenues. Star Choice is not required to use us on an exclusive basis for marketing its programming to MDUs. Also, adverse events at Star Choice beyond our control could adversely affect us.

WE FACE COMPETITION.

While we are not aware of any other companies currently focusing on the Canadian MDU market, we face competition from others who are competing for a share of the Canadian subscriber base. These include cable companies, off-air broadcasters, and others. Also, Star Choice and ExpressVu are the only two satellite broadcasters licensed to operate in Canada and to date they have focused their marketing on the single-family market. By limiting their focus, we believe that there is a sizeable niche in the marketplace for our products and services. However, this window of opportunity may not remain open indefinitely. Other companies with substantially greater assets and operating histories could enter this market.

WE NEED TO MANAGE OUR GROWTH.

We have experienced growth, but to manage potential future growth effectively, we must improve our operational, financial and management information systems and must hire, train, motivate and manage our employees and commissioned salespersons. Our future success will also depend on the ability to increase our customer base and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON KEY PERSONNEL.

Our success depends substantially on the continued services of our executive officers and key employees, in particular Sheldon B. Nelson, Gary Monaghan, Joseph Strang, Douglas J. Irving and Patrick Gleeson. The loss of the services of any of our key executive officers or key employees could harm our business. None of our key executive officers or key employees currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will remain employed by us or that these persons will not participate in businesses that compete with us in the future.

OUR COMMON STOCK IS TRADED ON AN ILLIQUID MARKET AND IS "PENNY STOCK."

Our common stock trades on the Nasdaq Bulletin Board under the trading symbol "MDTV." Investors may find it difficult to obtain accurate quotations of the price of our common stock and to sell our common stock on the Nasdaq Bulletin Board.

Our stock is a "penny stock" which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. As a result, broker-dealers must comply with sales practice requirements which may make it more difficult to buy or sell our stock. Broker-dealers must determine that investment in our stock is suitable for the buyer and receive a written agreement from buyers who are not the broker-dealer's established customers or institutional accredited investors before sales can be made to such buyers. Also, broker-dealers must deliver to buyers a disclosure schedule that explains the penny stock market and its risks.

MOST OF OUR STOCK IS OWNED BY MANAGEMENT AND SEVERAL MAJOR SHAREHOLDERS.

Our current executive officers and directors and four other persons beneficially own or have voting control over approximately 42% of the outstanding shares of our common stock. Accordingly, these individuals will have the ability to influence the election of our directors. Also, this concentration of ownership may have the effect of delaying, deterring or preventing a change in control.

WE MAY ISSUE PREFERRED STOCK.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our common stock holders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the common stock, and materially adversely affecting the voting rights and market price of the common stock.

SHARES OF COMMON STOCK ELIGIBLE FOR FUTURE SALE.

As of September 30, 1999, we had 9,221,335 shares of common stock outstanding. Of these shares, approximately 170,100 shares (2%) were freely tradable without restriction or registration under the Securities Act of 1933, as amended (the "1933 Act"). The remaining 9,051,235 shares (98%) held by our existing stockholders were "restricted" securities within the meaning of Rule 144 under the 1933 Act and are eligible for sale in the public market only in compliance with Rule 144. As of December 15, 1999, approximately 4,834,245 of those shares will be eligible for sale in the public market in compliance with Rule 144. Among the requirements of Rule 144 that will be applicable to the sale of those shares are that no holder may sell a number of shares in any three-month period that exceeds the greater of (i) 1% of our outstanding shares of common stock (approximately 92,220 shares) or (ii) the average weekly trading volume in our common stock during the four calendar weeks preceding such sale. Also, sales pursuant to Rule 144 are subject to requirements relating to the manner and notice of sale and the availability of current public information about us.

Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our existing stockholders. Also, any stock we sell in the future may be valued on an arbitrary basis by us and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders.

ITEM 7  -  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
(FORMERLY ALPHA BETA HOLDINGS, LTD.)
(A DEVELOPMENT STAGE COMPANY)

SEPTEMBER 30, 1999

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
MDU Communications International Inc.
(A development stage company)

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. (a development stage company) as at September 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended September 30, 1999 and the period from inception, March 26, 1998, to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company (a development stage company) as at September 30, 1999 and 1998 and the results of its operations and cash flows for the year ended September 30, 1999 and the period from inception, March 26, 1998, to September 30, 1998 in accordance with accounting principles generally accepted in the United States.



Chartered Accountants
Vancouver, British Columbia, Canada
December 3, 1999

COMMENTS BY AUDITORS FOR U.S. READERS
ON CANADA-U.S. REPORTING DIFFERENCE

To the Shareholders of
MDU Communications International Inc.
(A development stage company)

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 2 to the consolidated financial statements. Our report to the shareholders dated December 3, 1999 is expressed in accordance with Canadian reporting standards which do not permit reference to such events and conditions in the Independent Auditors' Report when these are adequately disclosed in the financial statements.



Chartered Accountants
Vancouver, British Columbia, Canada
December 3, 1999

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------


                                                                               SEPTEMBER 30,           September 30,
                                                                                   1999                     1998
                                                                           -----------------          ---------------
ASSETS

CURRENT
  Cash                                                                          $    43,621                 $ 19,506
  Prepaid expenses and deposits                                                      15,407                    7,593
  Accounts receivable
     Trade                                                                          178,607                        -
     Sales tax and other                                                             79,847                        -
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                317,482                   27,099

PROPERTY AND EQUIPMENT, net (Note 5)                                              3,668,325                   47,033

INTANGIBLE ASSETS
   (net of accumulated amortization of $22,361)                                     126,710                        -
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 4,112,517                 $ 74,132
---------------------------------------------------------------------------------------------------------------------


LIABILITIES

CURRENT
  Accounts payable                                                              $ 1,648,193                 $ 15,867
  Wages payable                                                                      37,451                        -
  Other accrued liabilities                                                         106,604                    5,950
  Notes payable (Note 6)                                                            829,644                  150,000
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         2,621,892                  171,817
---------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY

Share capital (Note 7)                                                            1,559,720                      160
Share purchase options                                                              649,445                        -
Share subscriptions received (Note 8)                                             1,793,026                        -
Deficit                                                                          (2,511,566)                 (97,845)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              1,490,625                  (97,685)
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 4,112,517                 $ 74,132
---------------------------------------------------------------------------------------------------------------------


CONTINUING OPERATIONS (Note 2)

COMMITMENTS AND CONTINGENCIES (Note 9)

APPROVED BY THE DIRECTORS:

                                    Director
--------------------------------------------
                                    Director

--------------------------------------------



         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS.
-------------------------------------------------------------------------------

                                                                                                      For the period
                                                           For the period                             from inception
                                                           from inception                                 (March 26,
                                                       of the development              For the                  1998)
                                                                 stage to           year ended                    to
                                                            September 30,        September 30,         September 30,
                                                                     1999                 1999                  1998
                                                 -------------------------  -------------------  --------------------
REVENUE                                                      $    566,698         $    566,698             $       -

DIRECT COSTS                                                      339,570              339,570                     -
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      227,128              227,128                     -
---------------------------------------------------------------------------------------------------------------------
SALES EXPENSE                                                   1,235,240            1,235,240                     -
---------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                                      109,172               78,014                31,158
   Amortization                                                   199,470              199,470                     -
   Consulting                                                     177,445              177,445                     -
   Foreign exchange loss                                           39,495               39,495                     -
   Interest                                                        34,349               32,321                 2,028
   Management fees                                                 26,500                    -                26,500
   Office                                                          57,168               54,103                 3,065
   Occupancy                                                       69,829               64,429                 5,400
   Professional fees                                              143,697              130,114                13,583
   Repairs and maintenance                                         11,301               11,301                     -
   Telephone                                                       51,054               48,342                 2,712
   Travel                                                          49,651               38,826                10,825
   Vehicle                                                         14,489               11,915                 2,574
   Wages                                                          519,834              519,834                     -
---------------------------------------------------------------------------------------------------------------------
                                                                1,503,454            1,405,609                97,845
---------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                      $ (2,511,566)        $ (2,413,721)            $ (97,845)
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                           $      (0.26)            $   (0.02)
---------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                  -            9,114,668             8,581,335
---------------------------------------------------------------------------------------------------------------------


         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------


                                                                                                             FOR THE PERIOD
                                                                        FOR THE PERIOD                       FROM INCEPTION
                                                                        FROM INCEPTION                           (MARCH 26,
                                                                    OF THE DEVELOPMENT      FOR THE YEAR               1998)
                                                                              STAGE TO             ENDED                 TO
                                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                                  1999              1999               1998
                                                                  --------------------- -----------------  -----------------
OPERATING ACTIVITIES
  Net loss for the period                                                 $ (2,511,566)     $ (2,413,721)         $ (97,845)
  Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
     Amortization                                                              199,471           199,471                  -
     Non-cash portion of wages expense
        (Note 7 (c)(ii)                                                        222,000           222,000                  -
     Non-cash consulting expense
        (Note 7 (c)(iii)                                                       177,445           177,445                  -
  Change in operating assets and liabilities:
     Prepaid expenses and deposits                                             (15,407)           (7,814)            (7,593)
     Accounts receivable                                                      (258,454)         (258,454)                 -
     Accounts payable                                                        1,648,193         1,632,326             15,867
     Wages payable                                                              37,451            37,451                  -
     Other accrued liabilities                                                 106,604           100,654              5,950
 ----------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                       (394,263)         (310,642)           (83,621)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
  Cash acquired on acquisition of subsidiary (Note 4)                           35,222            35,222                  -
  Purchase of property and equipment                                        (3,595,436)       (3,548,403)           (47,033)
  Purchase of intangible assets                                               (149,071)         (149,071)                 -
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                     (3,709,285)       (3,662,252)           (47,033)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from (repayment of) notes payable                                         -          (150,000)           150,000
  Proceeds from convertible notes payable                                      829,644           829,644                  -
  Proceeds from issue of common stock                                           50,315            50,155                160
  Proceeds from exercise of warrants                                         1,474,184         1,474,184                  -
  Proceeds from share subscriptions received                                 1,793,026         1,793,026                  -
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                  4,147,169         3,997,009            150,160
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       43,621            24,115             19,506

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                -            19,506                  -
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     43,621      $     43,621          $  19,506
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE

   Interest paid                                                          $     32,321      $     32,321          $       -
----------------------------------------------------------------------------------------------------------------------------
   Interest received                                                      $      5,466      $      5,466          $       -
----------------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                      $          -      $          -          $       -
----------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended September 30, 1999, the Company recorded non-cash additions to property and equipment in the amount of $250,000 representing the fair value of share purchase options issued to suppliers. See Note 7
    (c)(i).

         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

                                                                                     SHARE
                                                                                 SUBSCRIPTIONS
                                                    COMMON STOCK                   RECEIVED
                                            ----------------------------- -------------------------------
                                               SHARES         AMOUNT         SHARES          AMOUNT
                                            -------------- ----------------------------- -----------------
Issued for cash at inception,
   March 26, 1998                                     160     $      160              -      $         -
Net loss for the period from inception
   (March 26, 1998) to September 30,
   1998                                                 -              -              -                -
----------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           160            160              -                -
   Issued for cash                              5,213,675         50,155              -                -
   Issued on business acquisition
      (Note 7)                                  3,367,500         35,222
   Exercise of warrants                           640,000      1,474,183              -                -
   Issue of employees' options                          -              -              -                -
   Suppliers' options issued and issuable               -              -              -                -
   Issue of options to consultant                       -              -              -                -
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -        670,000        1,544,924
   Issued for cash (net of expenses)                    -              -        420,000          248,102
   Net loss for the year
      ended September 30, 1999                          -              -              -                -
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     9,221,335     $1,559,720      1,090,000      $ 1,793,026
----------------------------------------------------------------------------------------------------------




                                                   WARRANTS/OPTIONS
                                                  TO PURCHASE SHARES
                                             ----------------------------
                                                NUMBER        AMOUNT         DEFICIT          TOTAL
                                            -------------- -------------- --------------- --------------
Issued for cash at inception,
   March 26, 1998                                       -      $       -     $         -    $       160
Net loss for the period from inception
   (March 26, 1998) to September 30,
   1998                                                 -              -         (97,845)       (97,845)
--------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                             -              -         (97,845)       (97,685)
   Issued for cash                                      -              -               -         50,155
   Issued on business acquisition
      (Note 7)                                                                                   35,222
   Exercise of warrants                                 -              -               -      1,474,183
   Issue of employees' options                    300,000        222,000               -        222,000
   Suppliers' options issued and issuable          73,885        250,000               -        250,000
   Issue of options to consultant                 100,000        177,445               -        177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -               -      1,544,924
   Issued for cash (net of expenses)                    -              -               -        248,102
   Net loss for the year                                                                              -
      ended September 30, 1999                          -              -      (2,413,721)    (2,413,721)
--------------------------------------------------------------------------------------------------------
                                                                                                      -
Balance, September 30, 1999                       473,885      $ 649,445     $(2,511,566)   $ 1,490,625
--------------------------------------------------------------------------------------------------------


         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

1.     BASIS OF PRESENTATION

       Prior to the acquisition described in Note 4 below, MDU Communications International, Inc. (formerly Alpha Beta Holdings, Ltd.) ("International" or the "Company") was essentially inactive. On November 2, 1998 the Company acquired all of the issued and outstanding common shares of MDU Communications Inc. ("MDU") and on November 24, 1998, the Company changed its name from Alpha Beta Holdings, Ltd. to MDU Communications International, Inc. MDU, a Canadian incorporated telecommunications company is a national system operator for "Star Choice Communications, Inc." and provides delivery of home entertainment and information technology to residents of multi-dwelling units such as apartment buildings, condominiums, gated communities, hotels and motels.

       The acquisition of MDU has been accounted for as a reverse acquisition on the basis that the former shareholders of MDU now control the affairs of the Company. As a result, these consolidated financial statements of the Company include the accounts of International (the accounting subsidiary) and MDU (the accounting parent), for the period subsequent to the effective date of the reverse acquisition described in Note 4. The comparative figures as at September 30, 1998 and for the period from inception (March 26, 1998) to September 30, 1998 represent the historical results of operations, cash flows and financial position of the accounting parent, MDU.


2.     CONTINUING OPERATIONS

       The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2000 or later. In addition, on September 20, 1999, the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652. The Company has negotiated an extension to the repayment terms of these notes to June 30, 2000. The Company has also negotiated an extension to the repayment terms of notes payable in the amount of $95,992 until February 28, 2000. The Company's funding of its initial operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a public equity offering. There can be no assurance that the Company will be successful in its efforts to raise additional financing through these offerings or, if available, that the Company will be able to obtain it on acceptable terms and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Adjustments, if any, would affect the carrying value and classification of assets and liabilities and the amount of the net loss and deficit.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

3.     SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States and reflect the following significant accounting polices.

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements are issued under the name of the Company, being the legal parent, but are considered a continuation of the activities and operations of MDU Communications Inc. (see Note 4). All inter-company balances and transactions are eliminated.

       (b)    DEVELOPMENT STAGE ENTERPRISE

              The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards No. 2, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, but there has been no significant revenue therefrom. At present, the Company is devoting most of its efforts to activities such as raising capital, research and development of bundled technological services with its Direct To Home TV services to multi-dwelling unit properties and developing customer markets.

       (c)    USE OF ESTIMATES

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are recorded at cost less accumulated amortization. Costs of connecting and disconnecting service are expensed. Amortization of property and equipment is provided using the declining balance method at the following rates:

              Telecommunications equipment, installed          14.5%
              Computer equipment                               20.0%
              Furniture and fixtures                           20.0%

              Direct costs of placing telecommunications equipment into service and major improvements are capitalized.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

3.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (d)    PROPERTY AND EQUIPMENT (CONTINUED)

              Amortization of telecommunications equipment commences once the equipment has been installed at the customer's premises.

              The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standard ("SFAS") No. 121, an impairment loss is recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company for the year ended September 30, 1999 and the period from inception, March 26, 1998 to September 30, 1998.

       (e)    INTANGIBLE ASSETS

              Intangible assets consist of a customer list and related contracts which were acquired from a relative of the President of the Company and are being amortized on the straight-line basis over five years. Management regularly reviews the carrying value of intangible assets based upon future expected cash flows. To date, no impairment has been indicated.

       (f)    REVENUE RECOGNITION

              The Company recognizes revenue on provision of satellite programming to customers in the period the related services are provided.

       (g)    LOSS PER COMMON SHARE

              Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For both the year ending September 30, 1999 and the period from inception, March 26, 1998 to September 30, 1998 diluted loss per common share has not been disclosed as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive.

       (h)    FOREIGN EXCHANGE

              The accounts of the Company and its foreign subsidiary are expressed in Canadian dollars, its functional currency. Monetary assets and liabilities denominated in foreign currencies are translated at the rate in effect at the balance sheet date. Other balance sheet items and revenues and expenses are translated at the rates prevailing on the respective transaction dates. Translation

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

              gains and losses relating to current monetary items and revenue and expenses denominated in foreign currencies are included in income.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

3.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (i)    STOCK-BASED COMPENSATION

              As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for employee and director stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has made the pro forma disclosures required by SFAS No. 123 in Note 7.

              Under APB No. 25, deferred compensation charges arise from those situations where options are granted at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the stock options.

              Stock-based compensation to other than employees is recorded as compensation expense in the statement of operations over the period that the related stock option or warrant vests. The amount of the compensation is based on the fair value of the option or warrant at the date of grant.


       (j)    COMPREHENSIVE INCOME

              SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.

       (k)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair value of the Company's cash, accounts receivable, accounts payable, accrued liabilities and the $150,000 note payable outstanding at September 30, 1998 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments. Due to the short term maturities of the convertible notes payable and the fact that they were issued for the proceeds as stated in the period from April 15 to June 15, 1999, the fair value of these convertible instruments are also estimated to approximate the book value at September 30, 1999.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

3.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       (l)    CREDIT CONCENTRATION

              Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from Star Choice Communications, Inc. (Note 10) at September 30, 1999, represented 76% of total trade accounts receivable (September 30, 1998 - Nil%). The balance of trade receivables are dispersed across a wide customer base. The Company provides an allowance for bad debts based on historical experience and specifically identified risk. At September 30, 1999 and September 30, 1998 there was no allowance for doubtful accounts.

       (m)    RECENT ACCOUNTING PRONOUNCEMENTS

              In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-up Activities". Under SOP 98-5, the cost of start-up activities should be expensed as incurred. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position, results of operations. The Company will be required to adopt SOP 98-5 in fiscal 2000.

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives (other than certain derivatives which qualify for hedge accounting treatment) as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 1999, SFAS No. 137 delayed the required implementation by the Company of SFAS No. 133 to fiscal year 2001. The effect of implementation of SFAS No. 133 on the Company's financial position or results of operations has not been determined.


4.     ACQUISITION OF SUBSIDIARY

       On November 22, 1998, the Company completed the acquisition of all of the issued and outstanding common shares of MDU in exchange for 5,213,835 common shares of the Company.

       The business combination of the Company and MDU has been accounted for as a reverse acquisition whereby MDU was identified as the acquirer and the assets and liabilities of the Company were acquired by MDU at fair value. Fair value has been estimated as $35,222 being the amount of the sole asset, cash, of International at the date of acquisition. In accordance with generally accepted accounting principles for reverse acquisitions these consolidated financial statements reflect the historical results of MDU since its formation, and the MDU assets and liabilities at their historic cost. The operations of the Company, being the legal parent and accounting subsidiary, are reflected from November 22, 1998 and its assets and liabilities are reflected at their fair value at the date of acquisition.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

4.     ACQUISITION OF SUBSIDIARY (CONTINUED)


        Net assets of the Company at date of
           acquisition are as follows:
           Assets
              Cash                                           $ 35,222
           Liabilities                                              -
        --------------------------------------------------------------
        Net assets acquired                                  $ 35,222
        --------------------------------------------------------------


5.     PROPERTY AND EQUIPMENT

                                                                         September 30,     September 30,
                                                                              1999                1998
                                                                        -----------------  ------------------
     Telecommunications equipment, installed                             $ 3,411,624             $ 8,308
     Telecommunications equipment, not yet placed in service                 320,944                   -
     Computer equipment                                                       38,020              11,308
     Furniture and fixtures                                                   74,847              27,417
     ----------------------------------------------------------------------------------------------------
                                                                           3,845,435              47,033
     Less:  accumulated amortization                                        (177,110)                  -
     ----------------------------------------------------------------------------------------------------
                                                                         $ 3,668,325             $47,033
     ----------------------------------------------------------------------------------------------------

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

6.     NOTES PAYABLE

       The notes payable outstanding at September 30, 1999 and September 30, 1998 are summarized as follows:


                                                                         September 30,       September 30,
                                                                                  1999                1998
                                                                         -------------       -------------
       i)   Demand convertible note payable with a maturity
            value of $250,000, bearing interest at 8.75%, per
            annum compounded monthly and past due as of
            August 15, 1999.                                             $  250,000           $         -

       ii)  Demand convertible note payable with a
            maturity value of U.S. $40,000, bearing
            interest at 9.00% per annum compounded
            monthly and past due as of August 31, 1999.                      59,072                     -

       iii) Demand convertible note payable with a maturity
            value of U.S. $25,000, bearing interest at 9.00%
            per annum compounded monthly and past due as of
            August 31, 1999.                                                 36,920                     -

       iv)  Demand convertible note payable with a maturity
            value of U.S. $327,500, bearing interest at 8.75%
            per annum compounded monthly and past due as of
            September 15, 1999.                                             483,652                     -

       v)   Notes payable with an aggregate maturity value of
            Cdn. $150,000, bearing interest at 7.5% per annum
            compounded monthly and repayable on demand.                           -                150,000
            ------------------------------------------------------------------------------------------------
                                                                         $  829,644           $    150,000
            ------------------------------------------------------------------------------------------------


       All or any part of the principal amount of the notes outstanding at September 30, 1999 and any interest thereon is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of US$2.00 per common share in the case of the notes described in Notes 6
       (ii) and (iii), above, and at a conversion price of US$1.75 in the case of those described in Notes 6 (i) and (iv). The notes are unsecured. The Company was unable to repay the notes on their respective due dates and on September 16, 1999 the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652 (Notes 6(i) and (iv)). The Company is in default at September 30, 1999.

6.     NOTES PAYABLE (CONTINUED)

      On October 19, 1999, the Company negotiated an extension to the repayment terms of the notes payable in the amount of $733,652 to June 30, 2000. The renegotiated demand, unsecured, convertible notes bear interest at 8.75%. All or any portion of the principal, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of U.S.$0.625 per common share. On October 19, 1999 the Company also negotiated an extension to the repayment terms of the notes payable in the amount of $95,992 (Notes 6 (ii) and (iii), above) to February 28, 2000. The renegotiated demand, unsecured, convertible notes bear interest at 9%. All or any portion of the principal, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price U.S.$0.50 per common share.


7.     SHARE CAPITAL

      (a)     AUTHORIZED

              The Company's authorized share capital consists of 50,000,000 common shares with a par value of $0.001 per share and 5,000,000 non-voting preferred stock also with a par value of $0.001 per share.

      (b) A reconciliation of issued and outstanding share capital of the Company to amounts previously reported in Alpha Beta Holdings Ltd. at September 30, 1998 is as follows:

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------


                                            Number of               Amount
                                               shares                Cdn $
                                           ----------              --------
Common shares:
Balance, September 30, 1998                 1,701,000            $    1,277
Share consolidation on a 10 for 1 basis    (1,530,900)                   --
-----------------------------------------------------------------------------
Balance, September 30, 1998, post share
  consolidation                               170,100                 1,277
Issued for cash                             3,197,400                49,879
-----------------------------------------------------------------------------
Balance prior to business combination       3,367,500                51,156

Adjustment of stated value of common
  shares at reverse acquisition to value
  of common shares of MDU (Note 4)                 -                  (841)
Issued on acquisition of the Company
  (Note 4)                                  5,213,835                35,222
-----------------------------------------------------------------------------
Balance subsequent to reverse
  acquisition                               8,581,335                85,537
Exercise of warrants                          640,000             1,474,183
-----------------------------------------------------------------------------
Balance, September 30, 1999                 9,221,335            $1,559,720
-----------------------------------------------------------------------------


MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

7.     SHARE CAPITAL (CONTINUED)

       (c)    STOCK OPTION PLANS

              (i)   Suppliers' Stock Option Plan ("Suppliers' Plan")

                    On December 31, 1998 the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 215,135 common shares of the Company. Details of options issued to date under the Suppliers' Plan are as follows:


                                                                                                    Weighted
                                                                                                     average
                                                                               Number of      exercise price
                                                                                 options               U.S.$
                                                                              -----------    ----------------
                     Outstanding at inception of the Company (March 26,
                       1998) and at September 30, 1998                                 -             $  -
                     Granted and fully vested                                      73,885             1.50
                     Exercised                                                         -                -
                     ----------------------------------------------------------------------------------------
                     Outstanding and exercisable at September 30, 1999             73,885            $1.50
                     ----------------------------------------------------------------------------------------

                    In addition to the stock options under the Suppliers' Plan issued to September 30, 1999, the Company is obligated to issue an additional 19,429 options to purchase common shares of the Company at an exercise price of US$1.50 per share and exercisable for five years from the date of issue. These options had not been issued at September 30, 1999.

                    Under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company has recorded additional capital costs for telecommunications equipment in the amount of $250,000 during the year ended September 30, 1999, based on the fair value of the stock options issued and issuable to suppliers calculated on the date an eligible supplier completes the performance required to earn the options. This amount is determined using a Black Scholes option pricing model assuming a weighted average annualized volatility of the Company's share price of approximately 122%. For details of the other material assumptions used in determination of the fair value of these options see Note 7 (c)(ii).

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

7.     SHARE CAPITAL (CONTINUED)

       (c)    STOCK OPTION PLANS (CONTINUED)

              (ii) Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans")

                    On November 24, 1998 the Company established Employee Plans whereby certain employees, officers and directors will be granted options to purchase up to an aggregate of 600,000 common shares of the Company. Details of options issued to date under the Employee Plans are as follows:


                                                                                                    Weighted
                                                                                                     average
                                                                               Number of      exercise price
                                                                                options                U.S.$
                                                                              -----------    ----------------
                     Outstanding at inception of the Company (March 26,
                       1998) and at September 30, 1998                                 -             $  -
                     Granted and fully vested                                     300,000             1.00
                     Exercised                                                         -                -
                     ----------------------------------------------------------------------------------------
                     Outstanding and exercisable at September 30, 1999            300,000            $1.00
                     ----------------------------------------------------------------------------------------

                    The Company accounts for its stock-based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee common stock options issued. For the year ended September 30, 1999, compensation cost in the amount of $222,000 has been recorded under this method.

                    An alternative method of accounting for employee stock options is SFAS No. 123. Under SFAS No. 123 employee stock options are valued at the grant date using a fair value method and the estimated fair value of the options is amortized to expense over the options' vesting period. The following pro forma financial information presents the net loss for the period and loss per common share had the Company adopted SFAS No. 123.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

7.     SHARE CAPITAL (CONTINUED)

       (c)    STOCK OPTION PLANS (CONTINUED)

              (ii) Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans") (continued)

                                                                                    Year ended           Year Ended
                                                                                  September 30,        September 30,
                                                                                          1999                 1998
                                                                                 ---------------      ---------------
                     Net loss for the period                                       $(2,797,111)            $(97,845)
                     -----------------------------------------------------------------------------------------------
                     Loss per common share                                         $     (0.30)            $  (0.01)
                     -----------------------------------------------------------------------------------------------

                    Using the fair value method for stock-based compensation, as described in SFAS No. 123, additional compensation costs of approximately $383,390 would have been recorded for the year ended September 30, 1999 (period from March 26, 1998 to September 30, 1998 - $Nil). This amount is determined using a Black Scholes option pricing model assuming no dividends are to be paid, vesting on date of grant, a weighted average annualized volatility of the Company's share price of 136% and a weighted average annualized risk free interest rate of 5.50%.

              (iii) Other Stock Options

                    At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of U.S. $1.50 in recognition of consultative and other services provided by a relative of the Company's president. These options may be exercised in whole or in part at any time until December 31, 2003. The fair value of these options in the amount of $177,445 at date of grant has been recorded as consulting expense during the year ended September 30, 1999. For details of the material assumptions used in the determination of the fair value of these options, see Note 7(c)(ii).

                    Prior to the acquisition of the Company as described in Note 4, Alpha Beta Holdings, Ltd. had issued options to purchase 640,000 shares of common stock of the Company at an exercise price of U.S.$1.50 and an expiry date of November 5, 1999. In December 1998, these options were exercised resulting in proceeds to the Company of U.S.$960,000 ($1,474,184).

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

7.     SHARE CAPITAL (CONTINUED)

       (c)    STOCK OPTION PLANS (CONTINUED)

              The following table summarizes information concerning stock options outstanding at September 30, 1999:


                                        Exercise
                   Number of              price
                    options               U.S.$                  Expiry date
                   ---------            --------              --------------------
                    300,000                $1.00              November 24, 2003
                    100,000                 1.50              December 31, 2003
                     40,000                 1.50              March 1, 2004
                     33,885                 1.50              April 1, 2004

       The weighted average exercise price of all options outstanding at September 30, 1999 is U.S. $1.18.


8.     SHARE SUBSCRIPTIONS RECEIVED

       On May 28, 1999, the Company received subscriptions to purchase 670,000 shares for net proceeds after expenses of the issue of $1,544,924.
       These shares were issued on November 19,1999. On September 15, 1999 the Company received additional subscriptions to purchase 420,000 shares for net proceeds after expenses of the issue of $248,102.

9.     COMMITMENTS AND CONTINGENCIES

       (i) Under the terms of certain operating leases for equipment and premises, the Company is obligated to make annual net rental payments as follows:


                    Fiscal year ended
                        September 30,                                             Amount
                 ---------------------                                  -----------------
                   2000                                                        $  87,698
                   2001                                                           82,217
                   2002                                                           38,048
                   2003                                                           13,644
                   2004 and thereafter                                            11,690
                 ------------------------------------------------------------------------
                                                                               $ 233,297
                 ------------------------------------------------------------------------

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

9.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       (ii) The Company has been named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. Shaw and the Company have jointly agreed that no further steps will be taken in this action by either party until the parties have completed their current negotiations with respect to customer connection procedures. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

       (iii) The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defence disputing the Plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

       (iv) The Company has received letters from counsel for Rogers Cablesystems ("Rogers") threatening legal action based on certain activities allegedly done by the Company. The Company's solicitors have replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company continues to negotiate with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues.


10.    STRATEGIC ALLIANCE

       In August 1998, the Company entered into a ten-year System Operation Agreement, with five year renewal options, with Star Choice Communications, Inc. ("Star Choice"). The Company is responsible for establishing and maintaining distribution systems in multi-unit dwellings throughout Canada and acts as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems. Residents that choose to subscribe to the service pay a monthly access fee in addition to the program fees charged by Star Choice for programming ordered by the customer.

       The Company's contract with Star Choice gives the company a 30% share of gross subscriber revenues from the sale of Star Choice programming services plus 100% of a digital access fee within the multi-unit dwellings for a period of 10 years, with renewal clauses.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

10.    STRATEGIC ALLIANCE (CONTINUED)

       The Company will incur only the cost associated with the implementation of its services, and will not share any of Star Choice's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for other satellite operators in Canada.

       The Company's revenues are significantly dependent on its strategic alliance with Star Choice. During the year ended September 30, 1999, revenues from Star Choice accounted for 36% of total recorded revenues of the Company (period from inception, March 26, 1998 to September 30, 1998
       - $Nil).


11.    GOVERNMENT REGULATION

       Satellite broadcasting and distribution of Canadian television signals to cable operators in Canada are regulated by the Canadian Radio Television and Telecommunications Commission (CRTC). Star Choice and Express Vu are the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licenses. Also, they must comply with the Canadian Broadcasting Act. Since the Company in its role as a system operator for Star Choice is significantly dependent on Star Choice for programming, it would be adversely affected if Star Choice encountered regulatory problems.


12.    INCOME TAXES

       A reconciliation of the statutory federal Canadian income tax rate and the Company's effective income tax rate is as follows:


                                                                                         Period from
                                                                                            March 26,
                                                                   Year ended                1998 to
                                                                 September 30,          September 30,
                                                                         1999                   1998
                                                                 -------------          -------------
        Canadian statutory income tax rate                              45.6%                  45.6%
        Non-deductible expenses                                        (17.5)                  (1.0)
        Tax loss carry forwards not recognized in period of loss       (28.1)                 (44.6)
        ---------------------------------------------------------------------------------------------
        Actual tax rate                                                   -                     --
        ---------------------------------------------------------------------------------------------


MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

12.    INCOME TAXES (CONTINUED)


       The Company had no income tax expense for the year ended September 30, 1999 or for the period from inception, March 26, 1998, to September 30, 1998 as a result of significant incurred losses. Additionally, the Company has provided a full valuation allowance for net deferred tax assets at September 30, 1999 and September 30, 1998, since realization of these benefits cannot be reasonable assured. At September 30, 1999 and September 30, 1998, deferred tax (liabilities) assets are comprised of the following:

                                                                                          September 30,     September 30,
                                                                                                 1999                1998
                                                                                      ----------------  ------------------
     Gross deferred tax liabilities:
        Amortization                                                                       $(223,398)           $   (854)
     Gross deferred tax assets:
        Operating loss carry forwards                                                       1,029,474              44,568
     ---------------------------------------------------------------------------------------------------------------------
     Net deferred tax assets                                                                  806,076              43,714
     Less:  valuation allowance                                                             (806,076)            (43,714)
     ---------------------------------------------------------------------------------------------------------------------
                                                                                           $      -            $     --
     ---------------------------------------------------------------------------------------------------------------------


      At September 30, 1999, the Company had loss carry forwards available to be applied against future years' taxable income in the amount of $2,257,619 of which $97,738 will expire on September 30, 2005 and the balance on September 30, 2006.


13.    SEGMENTED INFORMATION

       The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. All of the Company's operations, assets, employees and revenues are located in Canada.


14.    RELATED PARTY TRANSACTIONS

       The Company purchased equipment and satellite subscribers for $200,000 from a relative of the Company's president. In addition, the Company granted stock options to a relative of the Company's president to purchase 100,000 common shares of the Company at an exercise price of U.S. $1.50 until December 21, 2003, in exchange for consultative services. See Note 7 (c)(iii).

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------

15.    SUBSEQUENT EVENTS

        (a) On October 13, 1999, the Company entered into an agreement with Canaccord Capital Corporation ("Canaccord) which will provide a basis for Canaccord and other investors to participate in a private placement and subsequent initial public offering ("IPO") on a Canadian Stock Exchange. The agreement is subject to: the Company completing specified reorganization activities, including a creditor arrangement plan which will result in a deferral of payments otherwise due, an equipment lease finance arrangement, and further due diligence by Canaccord. Canaccord is entitled to a corporate finance fee of 200,000 shares of the Company, 100,000 payable on October 13, 1999, and 100,000 upon completion of the private placement. To December 3, 1999, 100,000 shares of the Company have been issued in connection with this agreement.

        (b) On November 11, 1999, the Company signed a Memorandum of Understanding ("MOU") with Antech (Hong Kong) Ltd. to enter into a joint venture relationship by December 31, 1999 to seek strategic relationships to capture certain market and operational synergies for Satellite TV, High Speed Internet, Telephony, and Security products in the geographic areas of Honk Kong, SAR, Macau, Taiwan and the People's Republic of China. The proposed 25% joint venture interest will require an initial subscription by the Company for 25,000 common shares in Hong Kong corporation at a consideration of HK$25,000 ($4,720). Failure to achieve a joint venture agreement by December 31, 1999 will allow the parties to terminate their involvement in the MOU.

        (c) On November 26, 1999, the Company completed a series of private placements totalling 1,482,750 units, each unit consisting of one common share and one common share purchase warrant for aggregate cash consideration of U.S.$593,100 ($883,719). The unit price of U.S.$0.40 was based on a premium to market value of the Company's common shares when the subscription program was undertaken on October 21, 1999. The warrants have a term of 2 years from the date of closing of the private placement at an exercise price of U.S.$0.75.

        (d) On November 19, 1999 the Company signed an Agreement in Principal with MBT Capital to enter into lease financing transactions relating to certain telecommunications equipment of the Company. Under the terms of the proposed financing, MBT Capital would initially acquire approximately 4,000 set top boxes currently in the hands of active subscribers in exchange for $1,520,000 and then rent those boxes back to the Company. The Agreement in Principal is subject to receipt and acceptance of a formal commitment from MBT Capital, the appointment of two MBT Capital nominees to the Company's Board of Directors and completion of due diligence by Star Choice among other conditions of closing.

ITEM 8  -  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

The following changes of independent accountants have occurred:

1. Kish, Leake & Associates, P.C. were principal independent accountants for Alpha Beta Holdings, Ltd. and audited its balance sheet as at September 30, 1997 and the related statements of operations, cash flows and stockholders' equity for the years ended September 30, 1997 and 1996 and the period July 14, 1995 (inception) through September 30, 1997.

2. Nelson, Mayoka & Company, P.C. were principal independent accountants for Alpha Beta Holdings, Ltd. and audited its balance sheet at September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the year ended September 30, 1998.

3. Deloitte & Touche LLP were principal independent accountants for MDU Communications International Inc. and audited its balance sheet as at June 30, 1999 and September 30, 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for the nine months ended June 30, 1999 and the period from inception, March 26, 1998 to September 30, 1998, and is expected to continue as the principal independent accountant. Deloitte & Touche LLP were engaged to be the principal independent accountants on or about August 18, 1999.

In each of the foregoing changes of principal independent accountants:

(i) The former accountant was dismissed. The date of dismissal of Kish, Leake & Associates, P.C. is unknown. Nelson, Mayoka & Company, P.C. were dismissed on or about November 2, 1998, the date Alpha Beta Holdings, Ltd. completed the acquisition of all of the issued and outstanding stock of MDU Communications, Inc.

(ii) None of the principal accountant's reports on the financial statements described above contained an adverse opinion or disclaimer of opinion and none were modified as to uncertainty, audit scope, or accounting principles.

(iii) The decision to change accountants was approved by the board of directors.

(iv) There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                    PART III
                                    --------

ITEM 9  -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following are the directors and executive officers of the Company.

SHELDON B. NELSON, age 37, has been the President, Chief Executive Officer and a Director since November 1998. Before joining the Company in 1998, Mr. Nelson held various positions with 4-12 Electronics Corporation and became its President in 1996. 4-12 Electronics Corporation is a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries.

DOUGLAS J. IRVING, age 48, has been the Treasurer, Chief Financial Officer, Secretary and a Director since November 1998. Mr. Irving was a partner in Vistawest Capital Group, a venture capital company, from 1997 to 1998, and from 1989 to 1996 was Operations Controller of The Loewen Group Inc., the second largest funeral home operator in North America.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the Securities and Exchange Commission (the "SEC") thereunder require the Company's executive officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during the last fiscal year all of the
Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

ITEM 10  -  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid during the fiscal years ended September 30, 1998 and 1999, which are the Company's only fiscal years, to the Company's chief executive officer. None of the Company's other most highly compensated executive officers had annual salaries and bonuses exceeding $100,000.

                                                                                      LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                    ------------
                                                      ANNUAL COMPENSATION            SECURITIES
                                                      -------------------            UNDERLYING
             NAME AND              FISCAL        SALARY            BONUS             OPTIONS          ALL OTHER
        PRINCIPAL POSITION          YEAR         (CDN$)            (CDN$)            (IN SHARES)   COMPENSATION
        ------------------         ------        ------            -------           -----------   ------------
    Sheldon B. Nelson               1998        $48,000              -0-                  -0-           -0-
    President and Chief
    Executive Officer               1999        $48,000              -0-               175,000        $6,000(1)

----------------------
(1)      Auto Allowance

                       OPTIONS GRANTED IN FISCAL YEAR 1999

The following table provides information with respect to options granted during the last fiscal year to the executive officers named in the Summary Compensation Table.


                                                              Individual Grants
                                    -----------------------------------------------------------
                                    Number of
                                    Shares         % of Total
                                    Underlying     Options Granted      Exercise
                                    Options        to Employees         Price Per   Expiration
         Name                       Granted        in Fiscal Year       Share       Date
         ----                       ----------     ---------------      ---------   ----------
         Sheldon B. Nelson            175,000            58%              $1.00      11/24/03

                            COMPENSATION OF DIRECTORS

No compensation is paid to the directors.

ITEM 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 30, 1999 as to the number of shares of the Company's Common Stock, which is the only outstanding class of voting securities, beneficially owned by (i) each person (including any "group") known to the Company own more than 5% of the outstanding Common Stock, (ii) each Director, (iii) the executive officers named in the Summary Compensation Table under Item 10, and (iv) all Directors and executive officers as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his or its name.


     NAME AND ADDRESS                                   AMOUNT AND NATURE OF              PERCENT
     OF BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP             OF CLASS
     -------------------                                --------------------             --------
     Sheldon B. Nelson, President, Chief Executive           869,640(1)                    9.26%
     Officer and Director
     1504 - 170 Hargrave Street
     Winnipeg, Manitoba R3C 3H4



     Douglas J. Irving, Treasurer, Chief Financial           819,640(2)                    8.77%
     Officer, Secretary and Director
     4331 Candlewood Drive
     Richmond, British Columbia V7C 4V9

     Paul Andreola                                           694,640(3)                    7.53%
     2590 Trinity Street
     Vancouver, British Columbia V5K 1E2

     Pat Gleeson                                             694,640(4)                    7.53%
     214 - 6280 Willingdon
     Burnaby, British Columbia V5H 2E3

     Gary Monaghan                                           694,640(5)                    7.53%
     913 Purcell Court
     Kelowna, British Columbia V1V 1N6

     Anthony I. Tanti                                        694,640(6)                    7.53%
     1709 - 24th Street
     West Vancouver, British Columbia V7V 4H7

     Wistaria Trust                                           694,640                      7.53%
     Moore Stephens International
     Services (BVI) Limited,
     in trust for the Wistaria Trust
     Abbot Building, P.O. Box 3186
     Road Town Tortola,
     British Virgin Islands

     All officers and directors as a group                  1,689,280                     17.74%

----------------------
(1) Includes 694,600 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by The Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, and 175,000 shares subject to options exercisable within 60 days.

(2) Includes 694,600 shares held of record by 571321 BC Ltd., a British Columbia corporation wholly owned by Mr. Irving, his spouse and children, and 125,000 shares subject to options exercisable within 60 days.

(3) Held of record by Andreola Holdings Ltd., a British Columbia corporation wholly owned by Mr. Andreola.

(4) Held of record by Gleeson Enterprises, a British Columbia corporation wholly owned by Mr. Gleeson.

(5) Held of record by 565423 BC Ltd., a British Columbia corporation wholly owned by Mr. Monaghan, his spouse and trusts for minor children.

(6) Held of record by 571324 BC Ltd., a British Columbia corporation wholly owned by Mr. Tanti, his spouse and trusts for minor children.

Management is not aware of any arrangements which could result in a change of control of the Company.

ITEM 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

4-12 Electronics Corporation is a Manitoba corporation owned by Chris Nelson who is Sheldon Nelson's brother. Sheldon B. Nelson served as president of 4-12 Electronics Corporation until December 31, 1998. In December 1998, the Company purchased from 4-12 Electronics Corporation for CDN$200,000 certain contracts to supply monthly satellite television services to multi-dwelling unit properties. The purchase included the related equipment leases, licenses and satellite reception equipment located at the SMATV properties. The Company believes that the amount paid represented the fair market value of the acquired assets.

In December 1998, the Company granted Chris Nelson a five-year option to purchase 100,000 shares of the Company's common stock at a purchase price of $1.50 per share in consideration for consulting services.

ITEM 13  -  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:
     ---------
       2.1           Certificate of Incorporation (1)

       2.2           Bylaws (1)

       2.3           Amendment to Bylaws (3)

       3.1 See Article IV of Certificate of Incorporation filed as Exhibit 2.1

       6.1           Acquisition Agreement dated November 2,
                     1998 between Alpha Beta Holdings, Ltd.
                     and MDU Communications Inc. (1)

       6.2           System Operator Agreement dated August 27,
                     1998 between Star Choice Communications Inc.
                     and MDU Communications Inc. (1)

       6.3           Agreement dated December 31, 1998 between 4-12
                     Electronics Corporation and MDU Communications Inc. (1)

       6.4           Sheldon B. Nelson Stock Option Agreement dated
                     November 24, 1998 (1)

       6.5           Douglas J. Irving Stock Option Agreement dated
                     November 24, 1998 (1)

       6.6           Chris Nelson Stock Option Agreement dated
                     December 31, 1998 (1)

       16.1          Letter on change in Certifying Accountant (2)

       16.2          Letter on change in Certifying Accountant (2)

       21.1          Subsidiaries of the Company (3)

       27.1          Financial Data Schedule (3)

----------------------
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Amendment No. 1 to Form 10-SB filed on November 17, 1999
(3) Filed herewith

(b) Reports on Form 8-K.
     --------------------

         No reports were filed on Form 8-K during the fiscal year ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MDU Communications International, Inc.

                                  By /s/ Douglas J. Irving
                                     -----------------------------------
                                       Douglas J. Irving,
                                       Vice President
                                       December 27, 1999

                                       Dated December 23, 1999

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature            Title                        Date
       ---------            -----                        ----
   /s/ Sheldon B. Nelson    Principal Executive Officer  December 27, 1999
   ---------------------    and Director

   /s/ Douglas J. Irving    Principal Financial Officer  December 27, 1999
   ---------------------    and Director