Form 10KSB/A
period 1999-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-02-08
CIK 1086139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

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


The Company has been named in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks an injunction and claims CDN$2,000,000 in damages resulting from trespass and loss of business as a result of certain activities allegedly carried out by the Company. Proceedings in the action have, for the time being, been postponed pending negotiations between the parties. The likelihood or amount of any loss is not determinable or reasonably estimable at this time due to the fact that proceedings are at a very preliminary stage. However, if the negotiations are unsuccessful and if Shaw were successful in its claims for damages, the Company's unsuccessful defense would have a material adverse effect on the Company's financial condition and operations.



The Company has been named as a defendant in a claim by Whistler Cable Television Ltd. for the return of personal property, damages for conversion, an injunction and costs. The Company is contesting these claims. The likelihood of any loss is not determinable or reasonably estimable at this time given the very preliminary stage of the actions. The Company believes that an unsuccessful defense of this lawsuit would not have a material adverse effect on its financial condition or operations.



The Company has received letters from Rogers Cablesystems ("Rogers") threatening legal action if certain alleged activities on the part of the Company do not cease. The Company has responded to these letters and there have been no further actions by Rogers or its counsel with respect to any of these matters. The Company continues to negotiate with Rogers with respect to other matters of joint interest.


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



                                     GENERAL



The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company included elsewhere in this Form 10-KSB/A Amendment No. 1.



Subsequent to the issuance of the Company's September 30, 1999 consolidated financial statements, the Company's management determined that the fair value of warrants issued to certain non-employees for services rendered during the period should have been reported as sales expense, rather than capitalized to property and equipment. As a result, the accompanying September 30, 1999 consolidated financial information has been restated from the amounts previously reported to give effect to an additional $116,149 of sales expense, a reduction in amortization expense of $4,210 and a corresponding reduction in property and equipment of $111,939. See Note 16 to the Consolidated Financial Statements.






OPERATIONS



INCEPTION PERIOD (MARCH 26, 1998) TO SEPTEMBER 30, 1998



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



YEAR ENDED SEPTEMBER 30, 1999



The Company reported a net loss of CDN$2,525,660 for the year ended September 30, 1999. The increase in net loss compared to the six month inception period is primarily attributable to the increased costs representing the beginning of sales operations to add over 11,600 subscribers in over 135 buildings. These costs were comprised of increased personnel, sales, general and administrative expenses and non cash stock option compensation charges of CDN$116,149, CDN$177,445 and CDN$222,000 which were recorded as sales expense, consulting fees and wages expense, respectively.



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



Salaries, wages, commissions and benefits make up 35% of the total sales expenses. In-suite installation of set top boxes represents 26% of the total sales expenses and the balance of 39% is primarily travel, advertising and telephone expenses.



General and administrative ("G&A") expenses of CDN$1,401,399 were as expected for the Company's planned market expansion. Advertising, promotion, and travel/vehicle costs were CDN$128,755 or 9.2% of the total G&A expense and office, occupancy, repairs & maintenance and telephone costs were CDN$178,175 or 12.7% of the total. Wages, professional and consulting fees were CDN$827,393 or 59.0% of G&A expenses. CDN$399,445 of these expenses were non-cash items due to stock option compensation charges. The Company accounts for its stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of the grant for all employee common stock options issued. Compensation cost in the amount of CDN$222,000 was recorded for 300,000 directors'/officers' and employees' options granted at a weighted average exercise price of US$1.00. At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 for consultative and other services provided by a relative of the Company. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense (see note 7(c) on the Notes to the Consolidated Financial Statements). Other non cash charges consisted of amortization expense of CDN$195,260 or 13.9% of total G&A expenses. The balance of the general and administrative expenses were made up of interest and foreign exchange losses of CDN$71,816 or 5.1% of the total G&A expenses.



LIQUIDITY AND CAPITAL RESOURCES



At September 30, 1999, the Company had cash and cash equivalents of CDN$43,621 compared to CDN$19,506 at September 30, 1998. The increase in the Company's cash position is mainly due to proceeds received from the exercise of warrants and proceeds from share subscriptions and convertible notes.



Net cash of CDN$310,643 was used in operating activities during the fiscal year ended September 30, 1999 which resulted from the Company's net loss of CDN$2,525,660 being offset by CDN$820,916 of non cash charges of which CDN$515,594 were stock option compensation charges. In addition the Company recorded a source of cash in the amount of CDN$1,504,163 from changes in working capital.



Net cash of CDN$3,662,251 was used in investing activities during the fiscal year ended September 30, 1999, which was mainly comprised of purchases of telecommunications equipment used in the reception of the digital satellite signal. As of September 30, 1999, the Company did not have any additional financing available for future capital expenditures but management is considering the possibility of lease financing to fund the Company's future short and long term plans. On November 18, 1999, the Company signed an Agreement in Principle with MBT Capital to enter into a financing accommodation for a leasing facility with a term to August 2008. While management believes that leasing is an alternative to funding the Company's telecommunications expenditure requirements, there is no certainty that the Company will be able to successfully complete these leasing arrangements.



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

ITEM 7  -  FINANCIAL STATEMENTS

FINANCIAL STATEMENTS


Audited Financial Statements of MDU Communications International, Inc. as at September 30, 1999 and September 30, 1998.



     -  Independent Auditors' Report



     -  Consolidated Balance Sheets - September 30, 1999 and September 30, 1998



     - Consolidated Statements of Operations for the period from inception of the development stage to September 30, 1999, for the year ended September 30, 1999, and for the period from inception, March 26, 1998, to September 30, 1998



     - Consolidated Statements of Cash Flows for the period from inception of the development stage to September 30, 1999, for the year ended

        September 30, 1999 and the period from inception, March 26, 1998, to September 30, 1998


     - Consolidated Statements of Shareholders' Equity (Deficit) for the period from inception of the development stage to September 30, 1999


     -  Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT



To the Shareholders of
MDU Communications International Inc.
(A development stage company)



We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. (a development stage company) as at September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended September 30, 1999, the period from inception of the development stage to September 30, 1999 and the period from inception, March 26, 1998, to September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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



In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company (a development stage company) as at September 30, 1999 and 1998 and the results of its operations and cash flows for the year ended September 30, 1999 the period from inception of the development stage to September 30, 1999 and the period from inception, March 26, 1998, to September 30, 1998 in accordance with accounting principles generally accepted in the United States.



As discussed in Note 16, the accompanying consolidated financial statements have been restated.



Chartered Accountants
Vancouver, British Columbia, Canada
December 3, 1999 (except for Note 16
for which the date is February 3, 2000)



COMMENTS BY AUDITORS FOR U.S. READERS
ON CANADA-U.S. REPORTING DIFFERENCE



To the Shareholders of
MDU Communications International Inc.
(A development stage company)



In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 2 to the consolidated financial statements. Our report to the shareholders dated December 3, 1999 (except for Note 16 for which the date is February 3, 2000) is expressed in accordance with Canadian reporting standards which do not permit reference to an uncertainty in the Independent Auditors' Report when the uncertainty is adequately disclosed in the financial statements.



Chartered Accountants
Vancouver, British Columbia, Canada
December 3, 1999 (except for Note 16
for which the date is February 3, 2000)

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------




                                                                               SEPTEMBER 30,           September 30,
                                                                                   1999                     1998
                                                                           -----------------          ---------------
                                                                           (as restated-see
                                                                                 Note 16)
ASSETS

CURRENT
  Cash                                                                          $    43,621                 $ 19,506
  Prepaid expenses and deposits                                                      15,407                    7,593
  Accounts receivable
     Trade                                                                          178,607                        -
     Sales tax and other                                                             79,847                        -
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                317,482                   27,099

PROPERTY AND EQUIPMENT, net (Note 5)                                              3,556,386                   47,033

INTANGIBLE ASSETS
   (net of accumulated amortization of $22,361)                                     126,710                        -
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 4,000,578                 $ 74,132
---------------------------------------------------------------------------------------------------------------------


LIABILITIES

CURRENT
  Accounts payable                                                              $ 1,648,193                 $ 15,867
  Wages payable                                                                      37,451                        -
  Other accrued liabilities                                                         106,604                    5,950
  Notes payable (Note 6)                                                            829,644                  150,000
---------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         2,621,892                  171,817
---------------------------------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY (DEFICIT)

Share capital (Note 7)                                                            1,559,720                      160
Share purchase options                                                              649,445                        -
Share subscriptions received (Note 8)                                             1,793,026                        -
Deficit accumulated during the development stage                                 (2,623,505)                 (97,845)
---------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              1,378,686                  (97,685)
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $ 4,000,578                 $ 74,132
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



APPROVED BY THE DIRECTORS:

                                    Director
--------------------------------------------
                                    Director

--------------------------------------------



         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



                                                                                                      For the period
                                                           For the period                             from inception
                                                           from inception                                 (March 26,
                                                       of the development              For the                  1998)
                                                                 stage to           year ended                    to
                                                            September 30,        September 30,         September 30,
                                                                     1999                 1999                  1998
                                                 -------------------------  -------------------  --------------------
                                                         (as restated-       (as restated-see
                                                          see Note 16)            Note 16)
REVENUE                                                      $    566,698         $    566,698             $       -

DIRECT COSTS                                                      339,570              339,570                     -
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      227,128              227,128                     -
---------------------------------------------------------------------------------------------------------------------
SALES EXPENSE                                                   1,351,389            1,351,389                     -
---------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                                      109,172               78,014                31,158
   Amortization                                                   195,260              195,260                     -
   Consulting                                                     177,445              177,445                     -
   Foreign exchange loss                                           39,495               39,495                     -
   Interest                                                        34,349               32,321                 2,028
   Management fees                                                 26,500                    -                26,500
   Office                                                          57,168               54,103                 3,065
   Occupancy                                                       69,829               64,429                 5,400
   Professional fees                                              143,697              130,114                13,583
   Repairs and maintenance                                         11,301               11,301                     -
   Telephone                                                       51,054               48,342                 2,712
   Travel                                                          49,651               38,826                10,825
   Vehicle                                                         14,489               11,915                 2,574
   Wages                                                          519,834              519,834                     -
---------------------------------------------------------------------------------------------------------------------
                                                                1,499,244            1,401,399                97,845
---------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                      $ (2,623,505)        $ (2,525,660)            $ (97,845)
---------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                           $      (0.28)            $   (0.02)
---------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                  -            9,114,668             8,581,335
---------------------------------------------------------------------------------------------------------------------




         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------




                                                                                                             FOR THE PERIOD
                                                                        FOR THE PERIOD                       FROM INCEPTION
                                                                        FROM INCEPTION                           (MARCH 26,
                                                                    OF THE DEVELOPMENT      FOR THE YEAR               1998)
                                                                              STAGE TO             ENDED                 TO
                                                                         SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                                                  1999              1999               1998
                                                                  --------------------- -----------------  -----------------
                                                                    (as restated-see   (as restated-see
                                                                          Note 16)           Note 16)
OPERATING ACTIVITIES
  Net loss for the period                                                 $ (2,623,505)     $ (2,525,660)         $ (97,845)
  Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
     Amortization                                                              195,260           195,260                  -
     Non-cash portion of wages expense
        (Note 7 (c)(ii)                                                        222,000           222,000                  -
     Non-cash consulting expense
        (Note 7 (c)(iii)                                                       177,445           177,445                  -
     Non-cash portion of sales expense
        (Note 7 (c)(i))                                                        116,149           116,149                  -
  Change in operating assets and liabilities:
     Prepaid expenses and deposits                                             (15,407)           (7,814)            (7,593)
     Accounts receivable                                                      (258,454)         (258,454)                 -
     Accounts payable                                                        1,648,193         1,632,326             15,867
     Wages payable                                                              37,451            37,451                  -
     Other accrued liabilities                                                 106,604           100,654              5,950
 ----------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                       (394,264)         (310,643)           (83,621)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Cash acquired on acquisition of subsidiary (Note 4)                           35,222            35,222                  -
  Purchase of property and equipment                                        (3,595,435)       (3,548,402)           (47,033)
  Purchase of intangible assets                                               (149,071)         (149,071)                 -
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                     (3,709,284)       (3,662,251)           (47,033)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from notes payable                                                  275,000           125,000            150,000
  Repayment of notes payable                                                  (275,000)         (275,000)                 -
  Proceeds from convertible notes payable                                      829,644           829,644                  -
  Proceeds from issue of common stock                                           50,315            50,155                160
  Proceeds from exercise of warrants                                         1,474,184         1,474,184                  -
  Proceeds from share subscriptions received                                 1,793,026         1,793,026                  -
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                  4,147,169         3,997,009            150,160
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       43,621            24,115             19,506

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                -            19,506                  -
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     43,621      $     43,621          $  19,506
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE

   Interest paid                                                          $     32,321      $     32,321          $       -
----------------------------------------------------------------------------------------------------------------------------
   Interest received                                                      $      5,466      $      5,466          $       -
----------------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                      $          -      $          -          $       -
----------------------------------------------------------------------------------------------------------------------------




SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES



During the year ended September 30, 1999, the Company recorded non-cash additions to property and equipment in the amount of $133,851 representing the fair value of share purchase options issued to suppliers. See Note 7
    (c)(i).



         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



                                                                                     SHARE
                                                                                 SUBSCRIPTIONS
                                                    COMMON STOCK                   RECEIVED
                                            ----------------------------- -------------------------------
                                               SHARES         AMOUNT         SHARES          AMOUNT
                                            -------------- ----------------------------- -----------------
Issued for cash at inception,
   March 26, 1998                                     160     $      160              -      $         -
Net loss for the period from inception
   (March 26, 1998) to September 30,
   1998                                                 -              -              -                -
----------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           160            160              -                -
   Issued for cash                              5,213,675         50,155              -                -
   Issued on business acquisition
      (Note 7)                                  3,367,500         35,222
   Exercise of warrants                           640,000      1,474,183              -                -
   Issue of employees' options                          -              -              -                -
   Suppliers' options issued and issuable               -              -              -                -
   Issue of options to consultant                       -              -              -                -
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -        670,000        1,544,924
   Issued for cash (net of expenses)                    -              -        420,000          248,102
   Net loss for the year
      ended September 30, 1999 (as restated --
      see Note 16)                                      -              -              -                -
----------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                     9,221,335     $1,559,720      1,090,000      $ 1,793,026
----------------------------------------------------------------------------------------------------------





                                                                             DEFICIT
                                                   WARRANTS/OPTIONS        ACCUMULATED
                                                  TO PURCHASE SHARES       DURING THE
                                            ----------------------------   DEVELOPMENT
                                                NUMBER        AMOUNT          STAGE           TOTAL
                                            -------------- -------------- --------------- --------------
Issued for cash at inception,
   March 26, 1998                                       -      $       -     $         -    $       160
Net loss for the period from inception
   (March 26, 1998) to September 30,
   1998                                                 -              -         (97,845)       (97,845)
--------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                             -              -         (97,845)       (97,685)
   Issued for cash                                      -              -               -         50,155
   Issued on business acquisition
      (Note 7)                                                                                   35,222
   Exercise of warrants                                 -              -               -      1,474,183
   Issue of employees' options                    300,000        222,000               -        222,000
   Suppliers' options issued and issuable          73,885        250,000               -        250,000
   Issue of options to consultant                 100,000        177,445               -        177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -               -      1,544,924
   Issued for cash (net of expenses)                    -              -               -        248,102
   Net loss for the year                                                                              -
      ended September 30, 1999 (as restated-
      see Note 16)                                      -              -      (2,525,660)    (2,525,660)
--------------------------------------------------------------------------------------------------------
                                                                                                      -
Balance, September 30, 1999 (as restated-
   see Note 16)                                   473,885      $ 649,445     $(2,623,505)   $ 1,378,686
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



2.     CONTINUING OPERATIONS



       The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2000 or later. In addition, on September 20, 1999, the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652. The Company has negotiated an extension to the repayment terms of these notes to June 30, 2000. The Company has also negotiated an extension to the repayment terms of notes payable in the amount of $95,992 until February 28, 2000. The Company's funding of its initial operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a public equity offering. There can be no assurance that the Company will be successful in its efforts to raise additional financing through these offerings or, if available, that the Company will be able to obtain it on acceptable terms and continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Adjustments, if any, would affect the carrying value and classification of assets and liabilities and the amount of the net loss and accumulated deficit.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



3.     SIGNIFICANT ACCOUNTING POLICIES



       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the following significant accounting polices.



       (a)    PRINCIPLES OF CONSOLIDATION



              The consolidated financial statements are issued under the name of the Company, being the legal parent, but are considered a continuation of the activities and operations of MDU Communications Inc. (see Note 4). All inter-company balances and transactions are eliminated.



       (b)    DEVELOPMENT STAGE ENTERPRISE



              The Company is a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, but there has been no significant revenue therefrom. At present, the Company is devoting most of its efforts to activities such as raising capital, research and development of bundled technological services with its Direct To Home TV services to multi-dwelling unit properties and developing customer markets.



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



              The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" an impairment loss is recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company for the year ended September 30, 1999 and the period from inception, March 26, 1998 to September 30, 1998.



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



       (g)    LOSS PER COMMON SHARE



              Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For both the year ended September 30, 1999 and the period from inception, March 26, 1998 to September 30, 1998 basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As of October 19, 1999 the Company had outstanding securities which were convertible into 1,398,157 common shares which would be potentially dilutive in the future.



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



              Under APB No. 25, compensation charges arise from those situations where options are granted at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the stock options.



              Stock-based compensation charges to other than employees is recorded over the period that the related stock option or warrant is earned. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.



       (j)    COMPREHENSIVE INCOME



              SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.



       (k)    FAIR VALUE OF FINANCIAL INSTRUMENTS



              The fair value of the Company's cash, accounts receivable, accounts payable, accrued liabilities at September 30, 1999 and 1998 and the $150,000 note payable outstanding at September 30, 1998 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments. Due to the short term maturities of the convertible notes payable and the fact that they were issued for the proceeds as stated in the period from April 15 to June 15, 1999, the fair value of these convertible instruments are also estimated to approximate the book value at September 30, 1999.

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



       (m)    RECENT ACCOUNTING PRONOUNCEMENTS



              In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). Under SOP 98-5, the cost of start-up activities should be expensed as incurred. The Company expects that the adoption of SOP 98-5 will not have a material impact on its financial position or results of operations. The Company will be required to adopt SOP 98-5 in fiscal 2000.



              In June 1998, the Financial Accounting Standards Board issued
              SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 1999, SFAS No. 137 delayed the required implementation by the Company of SFAS No. 133 to fiscal year 2001. The effect of implementation of SFAS No. 133 on the Company's financial position or results of operations has not been determined.



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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



4.     ACQUISITION OF SUBSIDIARY (CONTINUED)




        Net assets of the Company at date of
           acquisition are as follows:
           Assets
              Cash                                           $ 35,222
           Liabilities                                              -
        --------------------------------------------------------------
        Net assets acquired                                  $ 35,222
        --------------------------------------------------------------




5.     PROPERTY AND EQUIPMENT



                                                                         September 30,     September 30,
                                                                              1999                1998
                                                                        -----------------  ------------------
                                                                         (as restated-
                                                                          see Note 16)
     Telecommunications equipment, installed                             $ 3,295,475             $ 8,308
     Telecommunications equipment, not yet placed in service                 320,944                   -
     Computer equipment                                                       38,020              11,308
     Furniture and fixtures                                                   74,847              27,417
     ----------------------------------------------------------------------------------------------------
                                                                           3,729,286              47,033
     Less:  accumulated amortization                                        (172,900)                  -
     ----------------------------------------------------------------------------------------------------
                                                                         $ 3,556,386             $47,033
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



                    Under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company has recorded additional stock-based compensation charges in the amount of $250,000 during the year ended September 30, 1999, ($133,851 as additional capital costs of telecommunications equipment and $116,149 as sales expense). These charges are based on the fair value of the stock options issued and issuable to suppliers calculated on the date an eligible supplier completes the performance required to earn the options. This amount is determined using a Black Scholes option pricing model assuming a weighted average annualized volatility of the Company's share price of approximately 114%. For details of the other material assumptions used in determination of the fair value of these options see Note 7
                    (c)(ii).

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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



7.     SHARE CAPITAL (CONTINUED)



       (c)    STOCK OPTION PLANS (CONTINUED)



              (ii) Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans") (continued)



                                                                 For the period
                                                              from inception of
                                                                the development         Year ended           Year Ended
                                                                       stage to       September 30,        September 30,
                                                             September 30, 1999                1999                 1998
                                                             ------------------      ---------------       ---------------
                                                                                      (as restated-
                                                                                       see Note 16)
                     Pro forma net loss for the period         $(3,006,895)             $(2,909,050)            $(97,845)
                     -----------------------------------------------------------------------------------------------------
                     Pro forma loss per common share                                    $     (0.32)            $  (0.01)
                     -----------------------------------------------------------------------------------------------------



                    Using the fair value method for stock-based compensation, as described in SFAS No. 123, additional compensation costs of approximately $383,390 would have been recorded for the year ended September 30, 1999 (period from March 26, 1998 to September 30, 1998 - $Nil). This amount is determined using a Black Scholes option pricing model assuming no dividends are to be paid, vesting on date of grant, an expected term of 5 years, a weighted average annualized volatility of the Company's share price of 136% and a weighted average annualized risk free interest rate of 5.50%.



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
                 ------------------------------------------------------------------------
                                                                               $ 233,297
                 ------------------------------------------------------------------------

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
-------------------------------------------------------------------------------



9.     COMMITMENTS AND CONTINGENCIES (CONTINUED)



       (ii) The Company has been named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. Shaw and the Company have jointly agreed that no further steps will be taken in this action by either party until the parties have completed their current negotiations with respect to customer connection procedures. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable. However, if the negotiations are unsuccessful and if Shaw were successful in its claim for damages, the Company's unsuccessful defense would have a material adverse effect on the Company's financial condition and operations.



       (iii) The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defense disputing the Plaintiff's legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.



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



12.    INCOME TAXES



       A reconciliation of the statutory federal Canadian income tax rate and the Company's effective income tax rate is as follows:




                                                                     For the period                        Period from
                                                                     from inception                           March 26,
                                                                 of the development       Year ended           1998 to
                                                                           stage to     September 30,     September 30,
                                                                 September 30, 1999              1999             1998
                                                                 ------------------     -------------     -------------
        Canadian statutory income tax rate                              45.6%                  45.6%            45.6%
        Non-deductible expenses                                         (9.4)                  (9.7)            (1.0)
        Tax loss carry forwards not recognized in period of loss       (36.2)                 (35.9)           (44.6)
        ---------------------------------------------------------------------------------------------------------------
        Actual tax rate                                                   -                     --               --
        ---------------------------------------------------------------------------------------------------------------


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



                                                                                          September 30,     September 30,
                                                                                                 1999                1998
                                                                                      ----------------  ------------------
     Gross deferred tax liabilities:
        Amortization                                                                       $ (219,845)           $   (854)
     Gross deferred tax assets:
        Operating loss carry forwards                                                       1,023,997              44,568
     ---------------------------------------------------------------------------------------------------------------------
     Net deferred tax assets                                                                  804,152              43,714
     Less:  valuation allowance                                                              (804,152)            (43,714)
     ---------------------------------------------------------------------------------------------------------------------
                                                                                           $      -            $     --
     ---------------------------------------------------------------------------------------------------------------------



      At September 30, 1999, the Company had loss carry forwards available to be applied against future years' taxable income in the amount of $2,245,608 of which $97,738 will expire on September 30, 2005 and the balance on September 30, 2006.



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



        (d) On November 19, 1999 the Company signed an Agreement in Principle with MBT Capital to enter into lease financing transactions relating to certain telecommunications equipment of the Company. Under the terms of the proposed financing, MBT Capital would initially acquire approximately 4,000 set top boxes currently in the hands of active subscribers in exchange for $1,520,000 and then rent those boxes back to the Company. The Agreement in Principle is subject to receipt and acceptance of a formal commitment from MBT Capital, the appointment of two MBT Capital nominees to the Company's Board of Directors and completion of due diligence by Star Choice among other conditions of closing.



16.    RESTATEMENT



       Subsequent to the issuance of the Company's September 30, 1999 consolidated financial statements, the Company's management determined that the fair value of warrants issued to certain non-employees for services rendered during the period should have been reported as sales expense, rather than capitalized to property and equipment. As a result, the accompanying September 30, 1999 consolidated financial statements have been restated from the amounts previously reported to recognize an additional $116,149 of sales expense, a reduction to amortization expense of $4,210 and a corresponding reduction to property and equipment of $111,939. A summary of the significant effects of the restatement is as follows:



                                                 As Previously
                                                     Reported     As Restated
                                                 ------------     -----------
          At September 30, 1999
            Property and equipment                $ 3,668,325     $ 3,556,386
            Accumulated deficit                    (2,511,566)     (2,623,505)

          For the year ended September 30, 1999
            Sales expenses                          1,235,240       1,351,389
            Amortization expense                      199,470         195,260
            Net loss                               (2,413,721)     (2,525,660)
            Basic and diluted loss per share      $     (0.26)    $     (0.28)

          For the period from inception
          of the development stage to
          September 30, 1999
            Sales expenses                          1,235,240       1,351,389
            Amortization expense                      199,470         195,260
            Net loss                               (2,511,566)     (2,623,505)

ITEM 8  -  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING
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

       2.3           Amendment to Bylaws (4)

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

       6.5           Douglas J. Irving Stock Option Agreement dated
                     November 24, 1998 (1)

       6.6           Chris Nelson Stock Option Agreement dated
                     December 31, 1998 (1)

       16.1          Letter on change in Certifying Accountant (2)

       16.2          Letter on change in Certifying Accountant (2)

       21.1          Subsidiaries of the Company (4)

       27.1          Financial Data Schedule (3)


----------------------
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Amendment No. 1 to Form 10-SB filed on November 17, 1999
(3) Filed herewith
(4) File previously

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

                                  MDU Communications International, Inc.

                                  By /s/ Douglas J. Irving
                                     -----------------------------------
                                       Douglas J. Irving,
                                       Vice President
                                       February 7, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature            Title                        Date
       ---------            -----                        ----
   /s/ Sheldon B. Nelson    Principal Executive Officer  February 7, 2000
   ---------------------    and Director

   /s/ Douglas J. Irving    Principal Financial Officer  February 7, 2000
   ---------------------