Form 10QSB
period 1999-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-02-11
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/X/ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED DECEMBER 31, 1999

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _______________


                          Commission File No.: 0-26053


                     MDU COMMUNICATIONS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    84-1342898
   (State of Incorporation)                        (IRS Employer ID. No.)


           108 - 11951 HAMMERSMITH WAY, RICHMOND, B.C., CANADA V7A 5H9
               (Address of Principal Executive Offices) (Zip Code)


         Issuer's telephone number, including area code: (604) 277-8150

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF JANUARY 31, 2000 THERE WERE 12,249,084 SHARES OF COMMON STOCK OUTSTANDING AND NO OTHER OUTSTANDING CLASSES OF COMMON EQUITY.

                                     PART I

EXCHANGE RATES

All dollar amounts in this report are stated in US dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:


         FISCAL QUARTER ENDING DECEMBER 31, 1999
         ---------------------------------------
         Rate at end of fiscal quarter:       1.4735
         Average rate for fiscal quarter:     1.4727

ITEM 1  -  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING DECEMBER 31, 1999 AND 1998

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                        DECEMBER 31,          DECEMBER 30,
                                                                1999                  1998
                                                        ------------          ------------
ASSETS

CURRENT
  Cash                                                   $    68,324           $   829,293
  Prepaid expenses and deposits                               30,002                54,104
  Accounts receivable
     Trade                                                   321,424                 2,479
     Sales tax and other                                      34,057                30,282
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         453,807               916,158

PROPERTY AND EQUIPMENT, net (Note 4)                       3,503,470               355,457

INTANGIBLE ASSETS
   (net of accumulated amortization of $29,814)              119,257               157,689
------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 4,076,534           $ 1,429,304
==========================================================================================

LIABILITIES

CURRENT
  Accounts payable                                       $ 1,541,608           $    74,514
  Wages Payable                                               10,000                    --
  Other accrued liabilities                                  172,187                36,098
  Notes payable (Note 5)                                     828,349                    --
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  2,552,144               110,612
------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY

Share capital (Note 6)                                     3,906,565             1,559,720
Share purchase options                                       649,445               449,445
Share subscriptions received (Note 7)                        257,638                    --
Deficit                                                   (3,289,258)             (690,473)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       1,524,390             1,318,692
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 4,076,534           $ 1,429,304
==========================================================================================



COMMITMENTS AND CONTINGENCIES (Note 8)

APPROVED BY THE DIRECTORS:

                                DIRECTOR
     -----------------------------------

                                DIRECTOR
     -----------------------------------



         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)

-------------------------------------------------------------------------------


                                       For the period
                                    from inception of
                                                  the          For the three          For the three
                                    development stage          months ending          months ending
                                      to December 31,            December 31            December 31
                                                 1999                   1999                   1998
                                  ---------------------   --------------------  ---------------------

REVENUE                                  $    878,586           $    311,888           $      1,944

DIRECT COSTS                                  522,521                182,951                  1,854
---------------------------------------------------------------------------------------------------
GROSS PROFIT                                  356,065                128,937                     90
---------------------------------------------------------------------------------------------------
SALES EXPENSE                               1,683,412                332,023                115,790
---------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                  116,257                  7,085                     --
   Amortization                               325,553                130,293                  5,610
   Consulting                                 230,570                 53,125                177,445
   Foreign exchange loss (gain)               (57,017)               (96,512)                    --
   Interest                                    59,702                 25,353                  1,461
   Investor Relations                          42,977                 42,977                  7,850
   Management Fees                             26,500                     --                     --
   Office                                      73,409                 16,241                  7,529
   Occupancy                                  102,873                 33,044                  3,563
   Professional fees                          222,472                 78,775                 (1,876)
   Repairs and maintenance                     19,747                  8,446                    321
   Telephone                                   76,646                 25,592                  2,107
   Travel                                      64,268                 14,617                  6,840
   Vehicle                                     20,189                  5,700                  2,378
   Wages                                      637,765                117,931                263,700
---------------------------------------------------------------------------------------------------
                                            1,961,911                462,667                476,928
---------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                  $ (3,289,258)          $   (665,753)          $   (592,628)
---------------------------------------------------------------------------------------------------
BASIC AND DILUTED
      LOSS PER COMMON SHARE                                     $      (0.06)          $      (0.07)
---------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                            10,347,710              8,852,639
===================================================================================================




         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                             For the period
                                                          from inception of
                                                            the development         For the three         For the three
                                                                   stage to         months ending         months ending
                                                                December 31          December 31,          December 30,
                                                                       1999                  1999                  1998
                                                              -------------------- -----------------  -----------------
OPERATING ACTIVITIES
  Net loss for the period                                      $(3,289,258)          $  (665,753)          $  (592,628)
  Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
     Amortization                                                  325,553               130,293                 5,610
     Non-cash portion of wages expense
        (Note 7 (c)(ii)                                            222,000                    --               222,000
     Non-cash consulting expense
        (Note 7 (c)(iii)                                           230,570                53,125               177,445
     Non-cash portion of sales expense
        (Note 7 (c)(i)                                             116,149                    --                50,000
  Change in operating assets and liabilities:                           --
     Prepaid expenses and deposits                                 (30,002)              (14,595)              (46,511)
     Accounts receivable                                          (355,481)              (97,027)              (32,761)
     Accounts payable                                            1,541,608              (106,585)               58,647
     Wages Payable                                                  10,000               (27,451)                   --
     Other accrued liabilities                                     172,187                65,583                30,148
----------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                         (1,056,674)             (662,410)             (128,050)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
  Cash acquired on acquisition of subsidiary (Note 4)               35,222                    --                35,222
  Purchase of property and equipment                            (3,665,358)              (69,923)             (314,034)
  Purchase of intangible assets                                   (149,071)                   --              (157,689)
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                         (3,779,207)              (69,923)             (436,501)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from notes payable                                      275,000                    --               125,000
  Repayment of notes payable                                      (275,000)                   --              (275,000)
  Proceeds from convertible notes payable                          828,349                (1,295)                   --
  Proceeds from issue of common stock                              551,008               500,693                50,155
  Proceeds from exercise of warrants                             1,474,184                    --             1,474,183
  Proceeds from share subscriptions received                     2,050,664               257,638                    --
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                      4,904,205               757,036             1,374,338
----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           68,324                24,703               809,787

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                   --                43,621                19,506
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    68,324           $    68,324           $   829,293
======================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE

   Interest paid                                                                     $    25,085           $     3,833
======================================================================================================================
   Interest received                                                                 $        38           $        96
======================================================================================================================
   Income taxes paid                                                                 $        --           $        --
======================================================================================================================

         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      Share
                                                                                   Subscriptions
                                                    Common stock                     Received
                                            ----------------------------- -------------------------------
                                               Shares         Amount         Shares          Amount
                                            -------------- ----------------------------- ----------------
Issued for cash at inception,

   March 26, 1998                                     160    $       160              -      $         -
Net loss for the period from inception
   (March 26, 1998) to September 30,

   1998                                                 -              -              -                -
---------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           160            160              -                -
   Issued for cash                              5,213,675         50,155              -                -
   Issued on business acquisition
      (Note 7)                                  3,367,500         35,222
   Exercise of warrants                           640,000      1,474,183              -                -
   Issue of employees' options                          -              -              -                -
   Suppliers' options issued and issuable               -              -              -                -
   Issue of options to consultant                       -              -              -                -
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -        670,000        1,544,924
   Issued for cash (net of expenses)                    -              -        420,000          248,102
   Net loss for the year
      ended September 30, 1999                          -              -              -                -
---------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                     9,221,335    $ 1,559,720      1,090,000      $ 1,793,026
   Common Stock issued                            670,000      1,544,924       (670,000)      (1,544,924)
    Issued for cash (net of expenses

         of the issue of $23,187)               1,482,750        748,796       (420,000)        (248,102)
    Issued for services

              agreement                           100,000         53,125              -                -
    Issued for cash (net of expenses)                   -              -        225,000          257,638
    Net loss for the three months
              ended December 31, 1999                   -              -              -                -

---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     11,474,085    $ 3,906,565        225,000      $   257,638


                                                 Warrants/options
                                                to purchase shares
                                           ----------------------------
                                              Number        Amount         Deficit          Total
                                           ------------- -------------- --------------- --------------
Issued for cash at inception,

   March 26, 1998                                     -      $       -     $         -    $       160
Net loss for the period from inception
   (March 26, 1998) to September 30,

   1998                                               -              -         (97,845)       (97,845)
------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           -              -         (97,845)       (97,685)
   Issued for cash                                    -              -               -         50,155
   Issued on business acquisition
      (Note 7)                                                                                 35,222
   Exercise of warrants                               -              -               -      1,474,183
   Issue of employees' options                  300,000        222,000               -        222,000
   Suppliers' options issued and issuable        73,885        250,000               -        250,000
   Issue of options to consultant               100,000        177,445               -        177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                       -              -               -      1,544,924
   Issued for cash (net of expenses)                  -              -               -        248,102
   Net loss for the year                                                                            -
      ended September 30, 1999                        -              -      (2,525,660)    (2,525,660)
------------------------------------------------------------------------------------------------------
                                                                                                    -
Balance, September 30, 1999                     473,885      $ 649,445     $(2,623,505)   $ 1,378,686
   Common Stock issued                                -              -               -              -
    Issued for cash (net of expenses

         of the issue of $23,187)                     -              -               -              -
    Issued for services

              agreement                               -              -               -              -
    Issued for cash (net of expenses)                 -              -               -              -
    Net loss for the three months
              ended December 31, 1999                 -              -        (612,628)      (612,628)

------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      473,885      $ 649,445     $(3,236,133)   $   766,058

--------------------------------------------------------------------------------

         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL INC.

--------------------------------------------------------------------------------
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

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

       The acquisition of MDU has been accounted for as a reverse acquisition on the basis that the former shareholders of MDU now control the affairs of the Company. As a result, these consolidated financial statements of the Company include the accounts of International (the accounting subsidiary) and MDU (the accounting parent), for the period subsequent to the effective date of the reverse acquisition described in Note 4. The comparative figures as at December 31, 1998 represent the historical results of operations, cash flows and financial position of the accounting parent, MDU.

2.     SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and reflect the following significant accounting polices. In the opinion of management all adjustments necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made. Interim results are not necessarily indicative of results for a full year.

       (a)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements are issued under the name of the Company, being the legal parent, but are considered a continuation of the activities and operations of MDU Communications Inc. (see Note 4). All inter-company balances and transactions are eliminated.

       (b)    PROPERTY AND EQUIPMENT

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

       (c)    REVENUE RECOGNITION

              The Company recognizes revenue on provision of satellite programming to customers in the period the related services are provided.

       (d)    LOSS PER COMMON SHARE

              Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For both the quarter ended December 31, 1999 and December 31, 1998 basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As at January 31, 2000 the Company had outstanding securities which were convertible into 3,585,759 common shares which would be potentially dilutive in the future.

       (e)    STOCK-BASED COMPENSATION

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

       (f)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              The fair value of the Company's cash, accounts receivable, accounts payable, accrued liabilities at December 31, 1999 and 1998 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments. Due to the short term maturities of the convertible notes payable and the fact that they were issued for the proceeds as stated in the period from April 15 to June 15, 1999, the fair value of these convertible instruments are also estimated to approximate the book value at Dectember 31, 1999.

       (g)    CREDIT CONCENTRATION

              Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from Star Choice Communications, Inc. (Note 10) at December 31, 1999, represented 78% of total trade accounts receivable (December 31, 1998 - 100%). The balance of trade receivables are dispersed across a wide customer base.

3.     ACQUISITION OF SUBSIDIARY

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

        Net assets of the Company at date of
           acquisition are as follows:
           Assets
              Cash                                             $  35,222
           Liabilities                                                 -
        -----------------------------------------------------------------
        Net assets acquired                                    $  35,222
        =================================================================

4.       PROPERTY AND EQUIPMENT

                                                                           December 31,        December 31,
                                                                                   1999                1998
                                                                       -----------------  ------------------

     Telecommunications equipment, installed                                $ 3,474,828           $ 247,003
     Telecommunications equipment, not yet placed in service                    197,248              60,264
     Computer equipment                                                          39,391              18,014
     Furniture and fixtures                                                      87,741              35,786
     -------------------------------------------------------------------------------------------------------
                                                                              3,799,208             361,067
     Less:  accumulated amortization                                           (295,738)             (5,610)
     -------------------------------------------------------------------------------------------------------
                                                                            $ 3,503,470           $ 355,457
     -------------------------------------------------------------------------------------------------------



5.     NOTES PAYABLE

       The notes payable outstanding at September 30, 1999 and September 30, 1998 are summarized as follows:

                                                                                  December 31,           December 31,
                                                                                          1999                   1998
                                                                                ---------------   -------------------

   i)  Demand convertible note payable with a maturity value of $250,000, bearing interest at 8.75% per annum compounded monthly and due
       June 30, 2000.                                                                $ 250,000               $     -

  ii)  Demand convertible note payable with a maturity value of U.S. $65,000, bearing interest at 9.00% per annum compounded monthly and due
       February 28, 2000.                                                               95,778                     -

 iii)  Demand convertible note payable with a maturity value of U.S.$327,500, bearing interest at 8.75% per annum compounded monthly and due
       June 30, 2000.                                                                  482,571                     -
--------------------------------------------------------------------------------     --------------------------------
                                                                                     $ 828,349              $      -
--------------------------------------------------------------------------------     --------------------------------



       All or any part of the principal amount of the Notes outstanding at December 31, 1999, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of US$0.625 per common share in the case of the notes described in Notes 5
       (i) and (iii), above, and at a conversion price of US$0.50 in the case of those described in Notes (ii) . The notes are unsecured.

      On October 19, 1999, the Company negotiated an extension to the repayment terms of notes payable in the amount of $733,652 to June 30, 2000 (Notes 5
      (i) and (iii) above). The renegotiated demand, unsecured, convertible notes bear interest at 8.75%. All or any portion of the principal , and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of U.S.$0.625 per common share. On October 19, 1999 the Company also negotiated an extension to the repayment terms of notes payable in the amount of $95,992 (Notes 5 (ii) above,), to February 28, 2000. The renegotiated demand, unsecured, convertible notes bear interest at 9%. All or any portion of the principal, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price U.S.$0.50 per common share.

6.     SHARE CAPITAL

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

      (b) A reconciliation of issued and outstanding share capital of the Company to amounts previously reported in Alpha Beta Holdings Ltd. at September 30, 1998 is as follows:


Common shares:
Balance, September 30, 1998                                             1,701,000           $   1,277
Share consolidation on a 10 for 1 basis                                (1,530,900)                  -
------------------------------------------------------------------------------------------------------
Balance, September 30, 1998, post share consolidation                     170,100               1,277
Issued for cash                                                         3,197,400              49,879
------------------------------------------------------------------------------------------------------
Balance prior to business combination                                   3,367,500              51,156

Adjustment of stated value of common shares at reverse acquisition to value of common shares

   of MDU (Note 4)                                                              -                (841)
Issued on acquisition of the Company (Note 4)                           5,213,835              35,222
------------------------------------------------------------------------------------------------------
Balance subsequent to reverse acquisition                               8,581,335              85,537
Exercise of warrants                                                      640,000           1,474,183
------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                             9,221,335           1,559,720
Issued for cash                                                         2,152,750           2,293,720
Issued for Services Agreement                                             100,000              53,125
------------------------------------------------------------------------------------------------------
Balance, December 30, 1999                                             11,474,085         $ 3,906,565
------------------------------------------------------------------------------------------------------

              The following table summarizes information concerning stock options outstanding at December 31, 1999:

                                    Exercise
              Number of               price
               options               U.S. $                     Expiry date
          ------------------    -----------------          ---------------------
                  300,000               $   1.00           November 24, 2003
                  100,000                   1.50           December 31, 2003
                   40,000                   1.50           March 1, 2004
                   33,885                   1.50           April 1, 2004



       The weighted average exercise price of all options outstanding at December 30, 1999 is U.S. $1.18.

7.     SHARE SUBSCRIPTIONS RECEIVED

       On December 30, 1999, the Company received subscriptions to purchase 225,000 shares for net proceeds, after expenses of the issue, of $257,638. These shares were issued on January 31,2000.

       (i) The Company has been named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. Shaw and the Company have jointly agreed that no further steps will be taken in this action by either party until the parties have completed their current negotiations with respect to customer connection procedures. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable. However, if the negotiations are unsuccessful and if Shaw were successful in its claim for damages, the Company's unsuccessful defence would have a material adverse effect on the Company's financial condition and operations.

       (ii) The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defense disputing the Plaintiff's has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

       (iii) The Company has received letters from counsel for Rogers Cablesystems ("Rogers") threatening legal action based on certain activities allegedly done by the Company. The Company's solicitors have replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company continues to negotiate with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues.

9.     SEGMENTED INFORMATION

       The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. All of the Company's operations, assets, employees and revenues are located in Canada.

10.    RELATED PARTY TRANSACTIONS

       The Company purchased equipment and satellite subscribers on December 31, 1998 for $157,689 from a relative of the Company President. In addition, the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of U.S. $1.50 until December 21, 2003, in exchange for consultative services. See Note 7 (c)(iii).

11.    SUBSEQUENT EVENTS

a) On January 31, 2000 the Company completed two private placements. One private placement consisted of 125,000 common shares at US$0.80 per share for gross proceeds of US$100,000. The other private placement consisted of 699,999 units at US$0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for 2 years at US$1.00 per share.

b) On February 1, 2000 the Company completed its offering of 3.09 million shares of Series A Convertible Preferred Stock at an issue price of US$2.50 per share for gross proceeds of US$7,725,000. The net proceeds of the offering will be added to the Company's working capital and allow the Company to expand its deployment of service in Canada and enter the U.S. market.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified as "Risk Factors" in the Company's Form 10-KSB for the fiscal year ended September 30, 1999, filed on December 27, 1999, and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

MDU Communications International Inc. (the "Company"), formerly known as Alpha Beta Holdings, Ltd., was incorporated in July 1995 as a Colorado corporation to engage in the business of establishing and operating brew pubs. Through September 1998, the Company was essentially inactive. In November 1998, Alpha Beta Holdings, Ltd. acquired all of the outstanding capital stock of MDU Communications Inc., an unaffiliated company, and changed its name to MDU Communications International, Inc. It now operates as a holding company with a fiscal year end of September 30 and has MDU Communications, Inc. as its sole subsidiary.

The Company is a nationally authorized Star Choice System Operator providing home entertainment and information technology to the residents of multi-dwelling units (MDUs) such as apartment buildings, condominiums, gated communities, hotels and motels. In August 1998, the Company entered into a ten-year System Operator Agreement (with five-year renewal options) with Star Choice under which the Company will establish and maintain distribution systems in MDU's throughout Canada and act as a commissioned system operator for Star Choice. Under this agreement, the Company is entitled to 100% of the monthly "digital access fee" (currently CDN$5.95 per month) and a 30% share of Star Choice's monthly subscriber revenue.

The Company offers complete building wiring infrastructures, systems and hardware and digital set-top receivers required to bring digital satellite viewing to the residents and owners/managers of MDUs in Canada. The Company contracts with owners and managers of MDUs to facilitate delivery of these entertainment and technology services. Revenue initially results from sharing in the monthly Star Choice programming fees charged to the residents for satellite TV service. Once a building has been wired or the existing wiring has been upgraded, the infrastructure is in place to provide other services such as home security, local telephone services and high speed Internet access which may provide additional revenue to the Company.

The Company also designs and supplies satellite master antennae television (SMATV) systems for multi-dwelling properties. A SMATV system is capable of receiving and distributing satellite and local television programming to the residents of MDUs, thereby eliminating the need for a cable TV provider. As of December 31, 1999, the Company had over 11,973 subscribers in 142 buildings.

The Company has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2000 or later. The Company's funding of its operating expenses, working capital needs and capital commitments is dependent upon its ability to raise financing through private placements of both equity and debt securities.

BASIS OF PRESENTATION

The Company's Consolidated Financial Statements for the three months ended December 31, 1999 have been stated in Canadian dollars and the Company has designated the Canadian dollar as its functional and reporting currency on the basis that the principal business and activity of the Company is located and conducted in Canada. The business combination of Alpha Beta Holdings, Ltd. and MDU Communications Inc. has been accounted for as a reverse acquisition whereby MDU Communications Inc. was identified as the acquirer and the assets and liabilities of Alpha Beta Holdings, Ltd. were acquired at fair value. In accordance with generally accepted accounting principles for reverse acquisitions, the consolidated financial statements of the Company as at and for the three months ended December 31, 1999 reflect the historical results of MDU Communications Inc. and the related assets and liabilities at their historic cost. The operations of Alpha Beta Holdings, Ltd. being the legal parent and accounting subsidiary are reflected in the consolidated financial statements from November 22, 1998, and its assets and liabilities are reflected at their fair value at the date of acquisition. Since Alpha Beta Holdings, Ltd. was essentially inactive prior to the business combination, this Management's Discussion and Analysis will relate to the continuing Canadian operations of the Company.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

         NET REVENUE (LOSS). The Company's revenue for the three months ended December 31, 1999 of CDN$311,888 was comprised of 33% SMATV revenue, 40% net programming revenue from Star Choice and 18% from digital access fees and 9% from equipment sales. SMATV revenue represented approximately 8,547 subscribers, and the Direct To Apartment Set Top Box revenue represented approximately 3,426 subscribers compared to 57 subscribers for the same period of the prior year.

         COST OF SALES. Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 59% of net revenue for the three months ended December 31, 1999 compared to 95% for the same period of the prior year. Salaries, wages, commissions and benefits make up 74% of the total sales expenses for the three months ended December 31, 1999 and the balance of 26% is primarily travel, advertising and telephone expenses.

         G&A EXPENSES. General and administrative ("G&A") expenses of CDN$462,667 were 3% lower than for the same period of the prior year but were as expected for the Company's planned market expansion. Advertising, promotion, and travel/vehicle costs were CDN$27,402 or 5.9% of the total G&A expense and office, occupancy, repairs & maintenance and telephone costs were CDN$83,323 or 18.0% of the total. Wages, professional and consulting fees were CDN$249,706 or 54.0% of G&A expenses. Foreign exchange gain of CDN$96,512 was 20.9% of the total G&A expense. Non-cash charges consisted of amortization expense of CDN$130,293 or 28.2% of the total G&A expenses. The balance of the general and administrative expenses were made up of interest and investor relations expenses of CDN$68,330 or 14.8% of the total G&A expenses.

         STOCK OPTION COMPENSATION CHARGES. For the three months ended December 31, 1998, CDN$449,445 of the G&A expenses were non-cash items due to stock option compensation charges. The Company accounts for its stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of the grant for all employee common stock options issued. Compensation cost in the amount of CDN$222,000 was recorded for 300,000 directors'/officers' and employees' options granted at a weighted average exercise price of US$1.00. At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 for consultative and other services provided by a relative of the Company. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense (see note 7(c) on the Notes to the Consolidated Financial Statements). Stock option compensation charges in the amount of CDN$50,000 was recorded as sales expenses based on the fair value of stock options issued to suppliers calculated on the date an eligible supplier completes the performance required to earn the options.





         NET LOSS. The Company reported a net loss of CDN$665,753 for the three months ended December 31, 1999, up from a net loss of CDN$592,628 for the three months ended December 31, 1998. This increase is primarily attributable to the increased costs to operate over 11,973 subscribers in over 142 buildings compared to 57 subscribers for the same period of the prior year. These costs were comprised of direct costs, sales, general and administrative expenses, including non-cash stock option compensation charges.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

         CASH POSITION. At December 31, 1999, the Company had cash and cash equivalents of CDN$68,324 compared to CDN$829,293 at December 31, 1998. The decrease in the Company's cash position is mainly due to proceeds received from the exercise of warrants and proceeds from share subscriptions and convertible notes made in December 1998 and these proceeds have been used for the Company's operations during 1999.

         OPERATING ACTIVITIES. Net cash of CDN$662,410 was used in operating activities during the three months ended December 31, 1999 which primarily resulted from the Company's net loss of CDN$665,753 compared to a net cash loss for the three months ended December 31, 1998 of CDN$128,050 which was comprised of the Company's net loss of CDN$592,628 being offset by non cash charges of CDN$449,445 of stock option compensation charges. In addition the Company recorded a recovery of cash for the three months ended December 31, 1998 in the amount of CDN$9,523 from changes in operating assets and liabilities.

         INVESTING ACTIVITIES. Net cash of CDN$69,923 was used in investing activities during the three months ended December 31, 1999 compared to CDN$436,501 for the same period of the prior year. These investing activities for both periods were mainly comprised of purchases of telecommunications equipment used in the reception of the digital satellite signal except for the purchase of satellite subscribers of CDN$157,689 on December 31, 1998.

         FINANCING ACTIVITIES. Net cash of CDN$757,036 was generated from financing activities during the three months ended December 31, 1999. This was mainly the result of the issuance of 1,062,750 common shares of the Company for net cash of CDN$500,693 and receiving subscriptions for 225,000 common shares of the Company for net cash of CDN$257,638. Net cash of CDN$1,374,338 was generated from financing activities during the three months ended December 31, 1998 due to the exercise of warrants to issue 640,000 shares of common stock of the Company for CDN$1,474,184 of net cash proceeds and the issuance of 5,213,675 shares of common stock of the Company for CDN$50,155 issued on the business acquisition of Alpha

Beta Holdings Ltd. In addition, the Company paid out the net balance owing on the promissory notes totaling CDN$150,000.

         WORKING CAPITAL. The Company believes that its available cash resources and working capital should be sufficient to satisfy the funding of its operating expenses, repayment of obligations and other operating and capital requirements for the current fiscal year. The Company's working capital requirements will depend upon numerous factors, including: the progress of the Company's deployment to obtain new subscribers, the ability of the Company to develop new strategic alliances or arrangements for complementary services with other organizations and the cost advantages of new technological advances in the satellite TV marketplace.

         MARKET RISK. The Company is exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. The Company has not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, the Company is subject to such risk from foreign currency transactions and translation gains and losses. The Company does not currently engage in significant operating transactions denominated in foreign currencies so any change in the CDN/US dollar exchange rate would not have a material effect on its future operating cash flows. The Company is subject to foreign currency risk on the interest and repayment provisions of its U.S. denominated convertible notes payable which are in the process of being re-negotiated. Based on the US$392,000 of US dollar convertible notes outstanding at December 31, 1999, an immediate decline of 10% in the value of the Canadian dollar relative to the US dollar would result in an additional exchange loss of US$26,533 and additional interest expense of approximately US$2,300 on an annualized basis. The Company does not currently have an interest bearing investment portfolio nor liabilities subject to variable interest rates. As a result, any change in the prime interest rate would also not have a material impact on the Company's future operating results or cash flows based on the terms of existing liabilities.

         CAPITAL COMMITMENTS AND CONTINGENCIES. The Company has signed agreements with building owners to supply the home entertainment and information technology to the residents of buildings but the Company has no current capital expenditure commitments to commence the installation Of these services until management gives the appropriate approval.

RECENT EVENTS

         REGULATION S OFFERINGS. On January 31, 2000, the Company completed two private placements. One private placement consisted of 125,000 common shares at US$0.80 per share for gross proceeds of US$100,000. The other private placement consisted of 699,999 units at US0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for 2 years at US$1.00 per share.

         PREFERRED STOCK OFFERING. On February 1, 2000 the Company completed its offering of 3.09 million shares of Series A Convertible Preferred Stock at an issue price of US$2.50 per share for gross proceeds of US$7,725,000. The net proceeds of this offering plus the above private placement will be added to the Company's working capital and allow the Company to expand its deployment of service in Canada and enter the U.S. market during the Company's current fiscal year.

FUTURE CAPITAL REQUIREMENTS

       The Company may require additional capital in the future to fund i) deployment of satellite TV services in excess of the Company's expectations during the current fiscal year and ii) strategic acquisitions of existing subscriber bases or businesses and iii) capital to fund complementary services that may prove beneficial to the Company. The Company could seek funding from a combination of sources, including additional private placements or equity and debt financings from other sources. No assurance can be given that additional funding would be available on terms acceptable to the Company.


SEASONALITY

           None

YEAR 2000 ISSUES

As of January 31, 2000, the Company had not experienced any adverse effects on its financial, informational or operational systems due to the changeover to the year 2000.

                                     PART II

ITEM 1  -  LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 2  -  CHANGES IN SECURITIES

         NONE DURING THE PERIOD COVERED BY THIS REPORT.

ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES

         NONE.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         NONE.

ITEM 5  -  OTHER INFORMATION

         NONE

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

a.    EXHIBITS.

The following documents are filed as exhibits to this quarterly report:

3.1      Certificate of Incorporation (1)
3.2      Bylaws (1)
3.3      Amendment to Bylaws (2)

4.1      See Article IV of Certificate of Incorporation filed as Exhibit 2.1
27       Financial Data Schedule (3)

---------------
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Form 10-KSB filed on December 27, 1999
(3) Filed with this Current Report on Form 8-K.

(b) REPORTS ON FORM 8-K DURING THE QUARTER COVERED BY THIS REPORT.

         On November 23, 1999, the Company filed a Current Report on Form 8-K reporting, as of August 19, 1999, a change of independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MDU COMMUNICATIONS INTERNATIONAL, INC.


                        By: /s/ Douglas S. Irving
                           -------------------------------------
                        Name: Douglas S. Irving
                              ----------------------------------
                        Title: Controller
                               ---------------------------------

Dated February 11, 2000