Form 10KSB/A
period 1999-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-04-14
CIK 1086139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A
                                  AMENDMENT NO. 2
/ X / Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

    From time to time, we may be subject to legal proceedings which could have a material adverse effect on our business. The following are summaries of currently pending legal proceedings.

    SHAW CABLESYSTEMS LTD. commenced a lawsuit against us in the Court of Queen's Bench of Alberta, Judicial District of Edmonton, on June 25, 1999. Shaw alleges that our opening of junction boxes constitutes trespass on their properties and seeks interim and permanent injunctive relief, damages of $2,000,000, interest and costs. Shaw has agreed with us that no further steps will be taken in this legal proceeding until we have completed our negotiations with Shaw with respect to customer connection procedures. If the negotiations are unsuccessful and Shaw prevailed in this litigation, we would be materially adversely affected.

    WHISTLER CABLE TELEVISION LTD. commenced a lawsuit against us in The Supreme Court of British Columbia on July 14, 1999. Other defendants are Whistler Resort Management Ltd. and The Owners, Strata Plan No. LMS3230. Plaintiff alleges that its personal property was taken and seeks return of its personal property or damages in the alternative, damages resulting from breach of the Broadcasting Act, R.S.C. 1991, C.11, an injunction against use of its personal property, interest and costs. This case is in the pre-discovery phase. We believe that an unsuccessful defense of this lawsuit would not have a material adverse effect on us.

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

                             MARKET FOR COMMON STOCK
The Company's Common Stock is not traded on a national securities exchange or the Nasdaq Stock Market. The Common Stock has been quoted on the OTC Bulletin Board under the symbol "MDTV" since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter since
December 2, 1998, as reported by Bloomberg L.P., is as follows:

           QUARTER ENDED              HIGH            LOW
           -------------              ----            ---
           December 31,1998          $1.56            $1.31
           March 31, 1999            $2.69            $1.44
           June 30, 1999             $2.38            $1.06
           September 30, 1999        $1.72            $0.63
           December 31, 1999         $1.88            $0.31

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

Net cash of CDN$3,997,009 was generated from financing activities during the fiscal year ended September 30, 1999. This was mainly the result of the exercise of warrants to issue 640,000 shares of common stock of the Company for CDN$1,474,184 of net cash proceeds, the receipt of share subscriptions for 670,000 common shares of the Company for CDN$1,544,924 of net cash proceeds, and the issuance of demand convertible notes payable for proceeds of CDN$829,644. The demand convertible notes payable bear interest at various rates between 8.75 and 9.0% (all convertible at the option of the note holder into fully paid non-assessable common shares of the Company) and at conversion prices between US$1.75 and US$2.00. (see note 6 on the Notes to the Consolidated Financial Statements). As of September 16, 1999, the Company was unable to repay the notes as a result of a demand made by the note holders, but management renegotiated extensions to these notes at the same interest rates to February 28, 2000 and June 30,2000 with conversion prices between US$0.50 and US$0.625.

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

/s/ Deloitte & Touche LLP


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

/s/ Deloitte & Touche LLP

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
                     ----------------------------------------------------------------------------------------

                    In addition to the stock options under the Suppliers' Plan issued to September 30, 1999, the Company is obligated to issue an additional 19,429 options to purchase common shares of the Company at exercise prices between US$1.75 and US$2.00 per share and exercisable for five years from the date of issue. These options had not been issued at September 30, 1999.

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

                                  MDU Communications International, Inc.

                                  By /s/ Robert A. Biagioni
                                     -----------------------------------
                                       Robert A. Biagioni
                                       Chief Financial Officer
                                       April 13, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature            Title                        Date
       ---------            -----                        ----
   /s/ Sheldon B. Nelson    Principal Executive Officer  April 13, 2000
   ---------------------    and Director

   /s/ Robert A. Biagioni   Principal Financial Officer  April 13, 2000
   ----------------------