Form 10QSB/A
period 1999-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-04-14
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDING DECEMBER 31, 1999 AND 1998

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------


                                                        DECEMBER 31,          DECEMBER 30,
                                                                1999                  1998
                                                        ------------          ------------
ASSETS

CURRENT
  Cash                                                   $    68,324           $   829,293
  Prepaid expenses and deposits                               30,002                54,104
  Accounts receivable
     Trade                                                   321,424                 2,479
     Sales tax and other                                      34,057                30,282
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                         453,807               916,158

PROPERTY AND EQUIPMENT, net (Note 4)                       3,503,470               355,457

INTANGIBLE ASSETS
   (net of accumulated amortization of $29,814)              119,257               157,689
------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $ 4,076,534           $ 1,429,304
==========================================================================================

LIABILITIES

CURRENT
  Accounts payable                                       $ 1,541,608           $    74,514
  Wages Payable                                               10,000                    --
  Other accrued liabilities                                  172,187                36,098
  Notes payable (Note 5)                                     828,349                    --
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                  2,552,144               110,612
------------------------------------------------------------------------------------------


SHAREHOLDERS' EQUITY

Share capital (Note 6)                                     3,906,565             1,559,720
Share purchase options                                       649,445               449,445
Share subscriptions received (Note 7)                        257,638                    --
Deficit                                                   (3,289,258)             (690,473)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                 1,524,390             1,318,692
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 4,076,534           $ 1,429,304
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
===================================================================================================




         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                             For the period
                                                          from inception of
                                                            the development         For the three         For the three
                                                                   stage to         months ending         months ending
                                                                December 31          December 31,          December 30,
                                                                       1999                  1999                  1998
                                                              -------------------- -----------------  -----------------
OPERATING ACTIVITIES
  Net loss for the period                                      $(3,289,258)          $  (665,753)          $  (592,628)
  Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
     Amortization                                                  325,553               130,293                 5,610
     Non-cash portion of wages expense
        (Note 7 (c)(ii)                                            222,000                    --               222,000
     Non-cash consulting expense
        (Note 7 (c)(iii)                                           230,570                53,125               177,445
     Non-cash portion of sales expense
        (Note 7 (c)(i)                                             116,149                    --                50,000
  Change in operating assets and liabilities:                           --
     Prepaid expenses and deposits                                 (30,002)              (14,595)              (46,511)
     Accounts receivable                                          (355,481)              (97,027)              (32,761)
     Accounts payable                                            1,541,608              (106,585)               58,647
     Wages Payable                                                  10,000               (27,451)                   --
     Other accrued liabilities                                     172,187                65,583                30,148
----------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                         (1,056,674)             (662,410)             (128,050)
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
  Cash acquired on acquisition of subsidiary (Note 4)               35,222                    --                35,222
  Purchase of property and equipment                            (3,665,358)              (69,923)             (314,034)
  Purchase of intangible assets                                   (149,071)                   --              (157,689)
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                         (3,779,207)              (69,923)             (436,501)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from notes payable                                      275,000                    --               125,000
  Repayment of notes payable                                      (275,000)                   --              (275,000)
  Proceeds from convertible notes payable                          828,349                (1,295)                   --
  Proceeds from issue of common stock                              551,008               500,693                50,155
  Proceeds from exercise of warrants                             1,474,184                    --             1,474,183
  Proceeds from share subscriptions received                     2,050,664               257,638                    --
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                      4,904,205               757,036             1,374,338
----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           68,324                24,703               809,787

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                   --                43,621                19,506
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    68,324           $    68,324           $   829,293
======================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE

   Interest paid                                               $    57,046           $    25,085           $     3,833
======================================================================================================================
   Interest received                                           $     5,504           $        38           $        96
======================================================================================================================
   Income taxes paid                                           $        --           $        --           $        --
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

         See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      Share
                                                                                   Subscriptions
                                                    Common stock                     Received
                                            ----------------------------- -------------------------------
                                               Shares         Amount         Shares          Amount
                                            -------------- ----------------------------- ----------------
Issued for cash at inception,

   March 26, 1998                                     160    $       160              -      $         -
Net loss for the period from inception
   (March 26, 1998) to September 30,

   1998                                                 -              -              -                -
---------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           160            160              -                -
   Issued for cash                              5,213,675         50,155              -                -
   Issued on business acquisition
      (Note 6)                                  3,367,500         35,222
   Exercise of warrants                           640,000      1,474,183              -                -
   Issue of employees' options                          -              -              -                -
   Suppliers' options issued and issuable               -              -              -                -
   Issue of options to consultant                       -              -              -                -
   Issued for cash (net of expenses
      of the issue of $176,437)                         -              -        670,000        1,544,924
   Issued for cash (net of expenses)                    -              -        420,000          248,102
   Net loss for the year
      ended September 30, 1999                          -              -              -                -
---------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                     9,221,335    $ 1,559,720      1,090,000      $ 1,793,026
   Common Stock issued                            670,000      1,544,924       (670,000)      (1,544,924)
    Issued for cash (net of expenses

         of the issue of $23,187)               1,482,750        748,796       (420,000)        (248,102)
    Issued for services

              agreement                           100,000         53,125              -                -
    Issued for cash (net of expenses)                   -              -        225,000          257,638
    Net loss for the three months
              ended December 31, 1999                   -              -              -                -

---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     11,474,085    $ 3,906,565        225,000      $   257,638


                                                 Warrants/options
                                                to purchase shares
                                           ----------------------------
                                              Number        Amount         Deficit          Total
                                           ------------- -------------- --------------- --------------
Issued for cash at inception,

   March 26, 1998                                     -      $       -     $         -    $       160
Net loss for the period from inception
   (March 26, 1998) to September 30,

   1998                                               -              -         (97,845)       (97,845)
------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                           -              -         (97,845)       (97,685)
   Issued for cash                                    -              -               -         50,155
   Issued on business acquisition
      (Note 6)                                                                                 35,222
   Exercise of warrants                               -              -               -      1,474,183
   Issue of employees' options                  300,000        222,000               -        222,000
   Suppliers' options issued and issuable        73,885        250,000               -        250,000
   Issue of options to consultant               100,000        177,445               -        177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                       -              -               -      1,544,924
   Issued for cash (net of expenses)                  -              -               -        248,102
   Net loss for the year                                                                            -
      ended September 30, 1999                        -              -      (2,525,660)    (2,525,660)
------------------------------------------------------------------------------------------------------
                                                                                                    -
Balance, September 30, 1999                     473,885      $ 649,445     $(2,623,505)   $ 1,378,686
   Common Stock issued                                -              -               -              -
    Issued for cash (net of expenses

         of the issue of $23,187)                     -              -               -        500,694
    Issued for services

              agreement                               -              -               -         53,125
    Issued for cash (net of expenses)                 -              -               -        257,638
Net loss for the three months
              ended December 31, 1999                 -              -        (665,753)      (665,753)

------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      473,885      $ 649,445     $(3,289,258)   $ 1,524,390

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

      (b) A reconciliation of issued and outstanding share capital of the Company to amounts previously reported in Alpha Beta Holdings Ltd. at September 30, 1998 is as follows:

                                                                        Number
                                                                       of Shares             Amount
                                                                       ----------           ---------
Common shares:
Balance, September 30, 1998                                             1,701,000           $   1,277
Share consolidation on a 10 for 1 basis                                (1,530,900)                  -
------------------------------------------------------------------------------------------------------
Balance, September 30, 1998, post share consolidation                     170,100               1,277
Issued for cash                                                         3,197,400              49,879
------------------------------------------------------------------------------------------------------
Balance prior to business combination                                   3,367,500              51,156

Adjustment of stated value of common shares at reverse acquisition to value of common shares

   of MDU (Note 4)                                                              -                (841)
Issued on acquisition of the Company (Note 4)                           5,213,835              35,222
------------------------------------------------------------------------------------------------------
Balance subsequent to reverse acquisition                               8,581,335              85,537
Exercise of warrants                                                      640,000           1,474,183
------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                             9,221,335           1,559,720
Issued for cash                                                         2,152,750           2,293,720
Issued for Services Agreement                                             100,000              53,125
------------------------------------------------------------------------------------------------------
Balance, December 30, 1999                                             11,474,085         $ 3,906,565
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



       The weighted average exercise price of all options outstanding at December 31, 1999 is U.S. $1.18.

7.     SHARE SUBSCRIPTIONS RECEIVED

       On December 31, 1999, the Company received subscriptions to purchase 225,000 shares for net proceeds, after expenses of the issue, of $257,638. These shares were issued on January 31,2000.

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

10.    RELATED PARTY TRANSACTIONS

       The Company purchased equipment and satellite subscribers on December 31, 1998 for $157,689 from a relative of the Company's President. In addition, the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of U.S. $1.50 until December 21, 2003, in exchange for consultative services. See Note 7 (c)(iii).

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

b) On January 28, 2000, the Company issued 3,637,200 shares of Series A Convertible Preferred stock (the "Preferred Shares"), at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Preferred Shares are immediately convertible, at the option of the holder, at a conversion price of one common share for one Series A Convertible Preferred share, until the "Qualification date", defined as the earlier of (i) the date the Company receives a receipt for its final prospectus from the British Columbia Securities Commission and the prospectus is filed with the United States Securities Exchange Commission or (ii) January 28, 2001. However, if the Qualification date has not occurred by June 26, 2000, then the shares convert at a ratio of
           1.15 common shares for each Preferred Share. Any Preferred Shares that have not been converted by the holder by the Qualification date will automatically convert at a ratio of one common share to one Preferred Share. In connection with the issuance of the Preferred Shares, the Company issued 309,000 share purchase warrants that provide the right to purchase one Series A Convertible Preferred Share at a issue price of US$2.50 per share. The warrants were assigned a value of US$1,549,004.

           The Preferred Shares have a beneficial conversion feature totaling $10,905,557 (US$7,543,966), measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of the proceeds received, less an amount allocated to additional paid-in capital to recognize the fair value of the warrants. The beneficial conversion feature is recognized at issuance as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the six months ended March 31, 2000.

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

         STOCK OPTION COMPENSATION CHARGES. For the three months ended
December 31, 1998, CDN$399,445 of the G&A expenses and CDN $50,000 in sales expenses were non-cash items due to stock option compensation and consulting charges. The Company accounts for its stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of the grant for all employee common stock options issued. Compensation cost in the amount of CDN$222,000 was recorded for 300,000 directors'/officers' and employees' options granted at a weighted average exercise price of US$1.00. At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 for consultative and other services provided by a relative of the Company. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense (see note 6(c) on the Notes to the Consolidated Financial Statements). Stock option compensation charges in the amount of CDN$50,000 was recorded as sales expenses based on the fair value of stock options issued to suppliers calculated on the date an eligible supplier completes the performance required to earn the options.





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

         OPERATING ACTIVITIES. Net cash of CDN$662,410 was used in operating activities during the three months ended December 31, 1999 which primarily resulted from the Company's net loss of CDN$665,753 compared to a net cash loss for the three months ended December 31, 1998 of CDN$128,050. The cash loss was comprised of the Company's net loss of CDN$592,628 and offset by non cash stock option compensation and consulting charges of CDN$449,445. In addition the Company recorded a recovery of cash for the three months ended December 31, 1998 in the amount of CDN$9,523 from changes in operating assets and liabilities.

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

RECENT EVENTS -- Private Placements

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

         On January 28, 2000, the Company issued 3,637,200 shares of Series A Convertible Preferred stock, at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The net proceeds of this offering plus the above private placement will be added to the Company's working capital and allow the Company to expand its deployment of service in Canada and enter the U.S. market during the Company's current fiscal year.

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

                        MDU COMMUNICATIONS INTERNATIONAL, INC.

                        By: /s/ Robert A. Biagoni
                           -------------------------------------
                        Name: Robert A. Biagoni
                              ----------------------------------
                        Title: Chief Financial Officer
                               ---------------------------------

Dated April 13, 2000