Form 10QSB
period 2000-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-05-15
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/ X / Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 5, 2000 THERE WERE 13,371,820 SHARES OF COMMON STOCK AND 3,637,200 SHARES OF SERIES A CONVERTIBLE PREFERRED STOCK.

                         PART I - FINANCIAL INFORMATION

EXCHANGE RATES

All dollar amounts in this report are stated in Canadian dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:


         FISCAL QUARTER ENDING MARCH 31, 2000
         ------------------------------------
         Rate at end of fiscal quarter:              1.4811
         Average rate for fiscal quarter:            1.4538

ITEM 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      March 31,   September 30,
                                                           2000            1999
                                                   ------------   -------------
ASSETS

CURRENT
   Cash and cash equivalents                       $  9,122,224    $     43,621
   Prepaid expenses and deposits                         31,497          15,407
   Accounts receivable
      Trade                                             197,696         178,607
      Sales tax and other                               166,358          79,847
-------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  9,517,775         317,482
PROPERTY AND EQUIPMENT, net (Note 5)                  4,240,286       3,556,386
INTANGIBLE ASSETS
   (net of accumulated amortization of $37,268
   September 30, 1999 - $22,361)                        111,803         126,710
-------------------------------------------------------------------------------
TOTAL ASSETS                                       $ 13,869,864    $  4,000,578
-------------------------------------------------------------------------------

LIABILITIES

CURRENT
   Accounts payable                                $    718,820    $  1,648,193
   Wages payable                                         98,965          37,451
   Other accrued liabilities                             97,509         106,604
   Notes payable (Note 6)                                    --         829,644
-------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                               915,294       2,621,892
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock (Note 7)                                 5,588,789       1,559,720
Preferred stock (Note 7)                              8,679,973              --
Share purchase options                                2,191,740         649,445
Share purchase warrants (Note 7(d))                   6,831,684              --
Share subscriptions received                                 --       1,793,026
Deficit accumulated during the development stage    (10,337,616)     (2,623,505)
-------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                           12,954,570       1,378,686
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                            $ 13,869,864    $  4,000,578
-------------------------------------------------------------------------------

CONTINUING OPERATIONS (Note 2)
CONTINGENCIES (Note 9)


    See accompanying notes to the interim consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                       For the period                                                                For the period
                                       from inception                                                                from inception
                                               of the                                                                        of the
                                          development    For the six      For the six  For the three  For the three     development
                                             stage to   months ended     months ended   months ended   months ended        stage to
                                            March 31,      March 31,        March 31,      March 31,      March 31,   September 30,
                                                 2000           2000             1999           2000           1999            1999
                                       --------------   ------------     ------------  -------------  -------------  --------------
                                          (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)   (As restated)
REVENUE                                  $  1,152,487    $   585,789    $    142,482     $   273,901      $ 140,538     $   566,698
DIRECT COSTS                                  666,219        326,649         126,280         143,698        124,426         339,570
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  486,268        259,140          16,202         130,203         16,112         227,128
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                80,241         80,241              --          80,241              0              --
-----------------------------------------------------------------------------------------------------------------------------------
SALES EXPENSE                               2,218,630        867,241         360,783         535,218        244,993       1,351,389
-----------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                   47,881          7,541           3,183             456          3,183          40,340
   Amortization                               465,274        270,014          15,535         139,720          9,925         195,260
   Consulting                               1,259,092      1,081,647         177,445       1,028,522              0         177,445
   Foreign exchange loss (gain)               (82,327)      (121,822)         33,064         (25,310)        33,064          39,495
   Interest                                    84,592         50,243           3,988          24,890          2,527          34,349
   Financing (Note 7(d)(ii))                4,241,424      4,241,424              --       4,241,424              0              --
   Investor Relations                         179,030        110,198          36,652          67,221         28,802          68,832
   Management Fee                              26,500             --              --               0              0          26,500
   Office                                     232,353        175,185          15,070         158,945          7,541          57,168
   Occupancy                                  134,221         64,392          12,872          31,348          9,309          69,829
   Professional fees                          467,737        324,040          12,086         245,265         13,962         143,697
   Repairs and maintenance                     46,569         35,268           3,141          26,822          2,820          11,301
   Telephone                                  113,369         62,315           9,303          36,723          7,196          51,054
   Travel                                     105,942         56,291          20,833          41,674         13,993          49,651
   Vehicle                                     22,281          7,792           6,644           2,092          4,266          14,489
   Wages                                    1,341,557        821,723         324,526         703,792         60,826         519,834
-----------------------------------------------------------------------------------------------------------------------------------
                                            8,685,495      7,186,251         674,342       6,723,584        197,414       1,499,244
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                  $(10,337,616)   $(7,714,111)   $ (1,018,923)    $(7,048,358)     $(426,295)    $(2,623,505)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment for beneficial conversion
   feature of convertible preference
   shares (Note 7(b))                                   $(13,121,199)   $         --    $(13,121,199)     $      --
Adjustment for beneficial conversion
   feature of warrants (Note 7(d)(iii))                     (355,047)             --        (355,047)            --
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                               $(21,190,357)   $ (1,018,923)   $(20,524,604)     $(426,295)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED
   LOSS PER COMMON SHARE                                $      (2.05)   $      (0.11)   $      (1.67)     $   (0.05)
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     10,341,555        9,221,335     12,270,873      9,221,335
-----------------------------------------------------------------------------------------------------------------------------------

   See accompanying notes to the interim consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                 Warrants/options
                                                                                               Share              and additional
                                                                                            Subscriptions         paid-in capital
                                                              Common stock                    Received           to purchase shares
                                                         -----------------------      -------------------------    ------------
                                                           Shares       Amount          Shares          Amount         Amount
                                                         ---------    ----------      ----------    -----------    ------------
Issued for cash at inception,
   March 26, 1998                                              160    $      160              --    $        --    $         --
Net loss for the period from inception
   (March 26, 1998) to September 30, 1998                       --            --              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                    160           160              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
   Issued for cash                                       3,367,500        50,155              --             --              --
   Issued on business acquisition
      (Note 4)                                           5,213,675        35,222              --             --              --
   Exercise of warrants                                    640,000     1,474,183              --             --              --
   Grant of employees' options                                  --            --              --             --         222,000
   Suppliers' options issued and issuable                       --            --              --             --         250,000
   Grant of options to consultant                               --            --              --             --         177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                 --            --         670,000      1,544,924              --
   Issued for cash                                              --            --         420,000        248,102              --
   Net loss for the year
      ended September 30, 1999                                  --            --              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                              9,221,335     1,559,720       1,090,000      1,793,026         649,445
------------------------------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                              1,090,000     1,793,026      (1,090,000)    (1,793,026)             --
   Issued for cash                                       1,887,749     1,054,853              --             --         355,047
   Issued for services                                     100,000        53,125              --             --              --
   Cancelled                                               (50,000)      (26,563)
   Exercise of stock options                               125,000       273,600              --             --         (92,500)
   Conversion of notes payable to shares                   997,736       881,028              --             --              --
   Grant of employee stock options                              --            --              --             --         523,998
   Grant of consultants' and supplier stock options             --            --              --             --       1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                         --            --              --             --              --
   Beneficial conversion feature related to
      convertible preferred stock and warrants
       issued in connection with a private
       placement                                                --            --              --             --     (13,476,246)
   Accretion of beneficial conversion feature
       related to convertible preferred stock and
       warrant                                                  --            --              --             --      13,476,246
   Issue of share purchase warrants                             --            --              --             --       4,241,424
   Issue of share purchase warrants                             --            --              --             --       2,235,213
   Net loss for the six months                                  --
      ended March 31, 2000                                      --            --              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 13,371,820    $5,588,789              --    $        --    $  9,023,424
====================================================================================================================================


                                                                                       Deficit
                                                                Convertible         accumulated
                                                              Preferred stock        during the
                                                          -----------------------   development
                                                           Number        Amount         stage           Total
                                                          ---------    ----------   ------------    ------------
Issued for cash at inception,
   March 26, 1998                                                --    $       --   $         --    $        160
Net loss for the period from inception
   (March 26, 1998) to September 30, 1998                        --            --        (97,845)        (97,845)
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                      --            --        (97,845)        (97,685)
----------------------------------------------------------------------------------------------------------------
   Issued for cash                                               --            --             --          50,155
   Issued on business acquisition
      (Note 4)                                                   --            --             --          35,222
   Exercise of warrants                                          --            --             --       1,474,183
   Grant of employees' options                                   --            --             --         222,000
   Suppliers' options issued and issuable                        --            --             --         250,000
   Grant of options to consultant                                --            --             --         177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                  --            --             --       1,544,924
   Issued for cash                                               --            --             --         248,102
   Net loss for the year
      ended September 30, 1999                                   --            --     (2,525,660)     (2,525,660)
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                                           (2,623,505)      1,378,686
----------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                                      --            --             --              --
   Issued for cash                                               --            --             --       1,409,900
   Issued for services                                           --            --             --          53,125
   Cancelled                                                                                             (26,563)
   Exercise of stock options                                     --            --             --         181,100
   Conversion of notes payable to shares                         --            --             --         881,028
   Grant of employee stock options                               --            --             --         523,998
   Grant of consultants' and supplier stock options              --            --             --       1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                   3,637,200     8,679,973             --       8,679,973
   Beneficial conversion feature related to
      convertible preferred stock and warrants
       issued in connection with a private
       placement                                                 --            --             --     (13,476,246)
   Accretion of beneficial conversion feature
       related to convertible preferred stock and
       warrant                                                   --            --             --      13,476,246
   Issue of share purchase warrants                              --            --             --       4,241,424
   Issue of share purchase warrants                              --            --             --       2,235,213
   Net loss for the six months
      ended March 31, 2000                                       --            --     (7,714,111)     (7,714,111)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                   3,637,200    $8,679,973   $(10,337,616)   $ 12,954,570
================================================================================================================

    See accompanying notes to the interim consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                For the period
                                                                from inception
                                                            of the development    For the six    For the six   For the three
                                                                      stage to   months ended   months ended    months ended
                                                                     March 31,      March 31,      March 31,       March 31,
                                                                          2000           2000           1999            2000
                                                               ---------------   ------------   ------------   -------------
                                                                   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
   Net loss for the period                                       $(10,337,616)   $(7,714,111)   $(1,018,923)   $(7,048,358)
   Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
      Amortization                                                    465,274        270,014         15,535        139,720
      Non-cash portion of wages expense (Note 7 (c)(ii))              745,998        523,998        222,000        523,998
      Non-cash consulting expense (Note 7 (c)(iii))                 1,220,726      1,043,281        177,445      1,043,281
      Non-cash portion of sales expense (Note 7 (c)(i))               165,567         64,418        116,149         49,418
      Non-cash portion of financing charges (Note 7 (d)(ii))        4,241,424      4,241,424             --      4,241,424
      Consulting fee settled with shares                               26,562         26,562             --        (26,562)
   Change in operating assets and liabilities:
      Prepaid expenses and deposits                                   (31,497)       (16,090)       (29,291)        (1,495)
      Accounts receivable                                            (364,054)      (105,600)      (153,905)        (8,573)
      Accounts payable                                                718,822       (929,371)       387,917       (822,786)
      Wages payable                                                    98,965         61,514         17,681         88,965
      Other accrued liabilities                                        99,470        (22,134)        29,131        (71,422)
------------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                           (2,950,359)    (2,556,095)      (236,261)    (1,892,390)
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash acquired on acquisition of subsidiary (Note 4)                 35,222             --         35,222             --
   Purchase of property and equipment                              (4,466,925)      (871,490)      (961,035)      (801,567)
   Purchase of intangible assets                                     (149,071)            --       (149,071)            --
------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                            (4,580,774)      (871,490)    (1,074,884)      (801,567)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                                        275,000             --        125,000             --
   Repayment of notes payable                                        (275,000)            --       (275,000)            --
   Proceeds from convertible notes payable                            829,644             --             --             --
   Proceeds from issue of common stock                              1,286,271      1,235,956         50,154        477,625
   Proceeds from issue of preferred stock                          10,915,185     10,915,185             --     10,915,185
   Proceeds from issue of warrants                                    355,047        355,047             --        355,047
   Proceeds from exercise of warrants                               1,474,184             --      1,474,184             --
   Proceeds from share subscriptions received                       1,793,026             --             --             --
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                       16,653,357     12,506,188      1,374,338     11,747,857
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           9,122,224      9,078,603         63,193      9,053,900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             --         43,621         19,506         68,324
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  9,122,224    $ 9,122,224    $    82,699    $ 9,122,224
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid                                                 $     10,863    $     7,030    $     3,833    $    20,507
------------------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                             $         --    $        --    $        --    $        --
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE OF CASH AND CASH EQUIVALENTS
   Cash                                                          $     51,452    $    51,452    $    82,699    $    51,452
   Short term investments                                           9,070,772      9,070,772             --      9,070,772
------------------------------------------------------------------------------------------------------------------------------
                                                                 $  9,122,224    $ 9,122,224    $    82,699    $ 9,122,224
------------------------------------------------------------------------------------------------------------------------------

                                                                                For the period
                                                                                from inception
                                                                For the three       (March 26,
                                                                 months ended         1998) to
                                                                    March 31,    September 30,
                                                                         1999             1999
                                                                -------------     --------------
                                                                  (Unaudited)    (As restated)
OPERATING ACTIVITIES
   Net loss for the period                                         $(426,295)     $(2,623,505)
   Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
      Amortization                                                     9,925          195,260
      Non-cash portion of wages expense (Note 7 (c)(ii))                  --          222,000
      Non-cash consulting expense (Note 7 (c)(iii))                       --          177,445
      Non-cash portion of sales expense (Note 7 (c)(i))               66,149          116,149
      Non-cash portion of financing charges (Note 7 (d)(ii))              --               --
      Consulting fee settled with shares                                  --               --
   Change in operating assets and liabilities:
      Prepaid expenses and deposits                                   17,220          (15,407)
      Accounts receivable                                           (121,144)        (258,454)
      Accounts payable                                               329,270        1,648,193
      Wages payable                                                   17,681           37,451
      Other accrued liabilities                                       (1,017)         106,604
---------------------------------------------------------------------------------------------
   Net cash used in operating activities                            (108,211)        (394,264)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash acquired on acquisition of subsidiary (Note 4)                    --           35,222
   Purchase of property and equipment                               (647,001)      (3,595,435)
   Purchase of intangible assets                                       8,618         (149,071)
---------------------------------------------------------------------------------------------
  Net cash used in investing activities                             (638,383)      (3,709,284)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                                            --          275,000
   Repayment of notes payable                                             --         (275,000)
   Proceeds from convertible notes payable                                --          829,644
   Proceeds from issue of common stock                                    --           50,315
   Proceeds from issue of preferred stock                                 --               --
   Proceeds from issue of warrants                                        --               --
   Proceeds from exercise of warrants                                     --        1,474,184
   Proceeds from share subscriptions received                             --        1,793,026
---------------------------------------------------------------------------------------------
   Net cash provided by financing activities                               0        4,147,169
---------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           (746,594)          43,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       829,293                0
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  82,699      $    43,621
---------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid                                                   $      --      $    32,321
---------------------------------------------------------------------------------------------
   Income taxes paid                                               $      --
---------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE OF CASH AND CASH EQUIVALENTS
   Cash                                                            $  82,699      $    43,621
   Short term investments                                                 --               --
---------------------------------------------------------------------------------------------
                                                                   $  82,699      $    43,621
---------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES

During the six months ended March 31, 2000, the Company recorded non-cash additions to property and equipment in the amount of $67,516 (six months ended March 31, 1999 - $133,851) representing the fair value of share purchase options issued to suppliers. See Note 7 (c)(i).

During the six months ended March 31, 2000, the Company issued 50,000 common shares valued at $26,562, in exchange for consulting fees received.

During the six months ended March 31, 2000, the notes payable valued at $829,644 at September 30, 1999 were converted to 997,736 common shares (Note 6).

    See accompanying notes to the interim consolidated financial statements.

--------------------------------------------------------------------------------
MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN CANADIAN DOLLARS)
--------------------------------------------------------------------------------
(UNAUDITED)

1.       BASIS OF PRESENTATION

         Prior to the acquisition described in Note 4 below, MDU Communications International, Inc. (formerly Alpha Beta Holdings, Ltd.) ("International" or the "Company") was essentially inactive. On November 2, 1998 the Company acquired all of the issued and outstanding common shares of MDU Communications Inc. ("MDU") and on November 24, 1998, the Company changed its name from Alpha Beta Holdings, Ltd. to MDU Communications International, Inc. MDU, a Canadian incorporated telecommunications company is a national system operator for Star Choice Communications, Inc. and provides delivery of home entertainment and information technology to residents of multi-dwelling units such as apartment buildings, condominiums, gated communities, hotels and motels.

         The acquisition of MDU has been accounted for as a reverse acquisition on the basis that the former shareholders of MDU now control the affairs of the Company. As a result, these interim consolidated financial statements of the Company include the accounts of International (the accounting subsidiary) and MDU (the accounting parent), for the period subsequent to the effective date of the reverse acquisition described in Note 4. The comparative figures for periods prior to the reverse acquisition represent the historical results of operations, cash flows and financial position of the accounting parent, MDU.


2.       CONTINUING OPERATIONS

         The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2001 or later. In addition, on September 20, 1999, the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652. The Company has negotiated an extension to the repayment terms of these notes to June 30, 2000. The Company has also negotiated an extension to the repayment terms of notes payable in the amount of $95,992 until February 28, 2000. The Company's funding of its initial operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a public equity offering. As a result, on January 28, 2000 the Company issued 3,637,200 Series A Preferred Stock in exchange for cash proceeds of $10,915,186 (U.S.$7,725,000) net of share issue costs (Note 7(c)). In addition, on February 28, and March 8, 2000 the balance of outstanding notes payable were converted into common shares of the Company (Note 6).

         The Company's ability to continue as a going concern is dependent on its ability to raise additional funds as required and ultimately to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of the above noted uncertainties. Adjustments, if any, would affect the carrying value and classification of assets and liabilities and the amount of net loss and accumulated deficit.


3.       SIGNIFICANT ACCOUNTING POLICIES

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These interim financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 1998 Annual Report on Form 10-KSB, as amended. All amounts herein are expressed in Canadian dollars unless otherwise noted.

         In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

         (a)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements are issued under the name of the Company, being the legal parent, but are considered a continuation of the activities and operations of MDU Communications Inc. (see Note 4). All inter-company balances and transactions are eliminated.

         (b)      DEVELOPMENT STAGE ENTERPRISE

                  The Company is a development stage enterprise as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, but the revenue therefrom has not been significant. At present, the Company is devoting most of its efforts to activities such as raising capital, research and development of bundled technological services with its Direct To Home TV services to multi-dwelling unit properties and developing customer markets.

         (c)      USE OF ESTIMATES

                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (d)      REVENUE RECOGNITION

                  The Company recognizes revenue on provision of satellite programming to customers in the period the related services are provided.

         (e)      LOSS PER COMMON SHARE

                  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For the six months ended March 31, 2000 and March 31, 1999 basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As of March 31, 2000 the Company had outstanding securities which were convertible into 10,129,309 common shares which would be potentially dilutive in the future.

         (f)      STOCK-BASED COMPENSATION

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

                  Stock-based compensation charges to other than employees are recorded over the period that the related stock option or warrant is earned. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.

         (g)      COMPREHENSIVE INCOME

                  SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no comprehensive income items, other than the net loss, in any of the periods presented.

         (h)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable at March 31, 2000 and September 30, 1999 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

         (i)      CREDIT CONCENTRATION

                  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from Star Choice Communications, Inc. at March 31, 2000, represented 70% of total trade accounts receivable (September 30, 1999 - 76%). The Company provides an allowance for bad debts based on historical experience and specifically identified risk. At March 31, 2000 there was an allowance for doubtful accounts of $20,000 (September 30, 1999 - $Nil).

         (j)      RECENT ACCOUNTING PRONOUNCEMENTS

                  In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5). Under SOP 98-5, the cost of start-up activities are expensed as incurred. The Company believes that the adoption of SOP 98-5 does not have a material impact on its financial position or results of operations.

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 1999, SFAS No. 137 delayed the required implementation by the Company of SFAS No. 133 to fiscal year 2001. The effect of implementation of SFAS No. 133 on the Company's financial position or results of operations has not been determined.

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


         Net assets of the Company at date of
           acquisition are as follows:
           Assets
             Cash                                           $35,222
           Liabilities                                         -
         -----------------------------------------------------------------------
         Net assets acquired                                $35,222
         -----------------------------------------------------------------------


5.     PROPERTY AND EQUIPMENT

                                                                                March 31,    September 30,
                                                                                     2000             1999
                                                                         ----------------- ----------------
       Telecommunications equipment, installed                                $ 3,911,191       $3,295,475
       Telecommunications equipment, not yet placed in service                    498,352          320,944
       Computer equipment                                                         157,955           38,020
       Furniture and fixtures                                                     100,794           74,847
       ----------------------------------------------------------------------------------------------------
                                                                                4,668,292        3,729,286
       Less:  accumulated amortization                                           (428,006)        (172,900)
       ----------------------------------------------------------------------------------------------------
                                                                              $ 4,240,286       $3,556,386
       ----------------------------------------------------------------------------------------------------

6.     NOTES PAYABLE

       The notes payable are summarized as follows:


                                                                                              March 31,         September 30,
                                                                                                1999                1999
                                                                                           ---------------    -----------------
       i) Demand convertible note payable with a maturity value of Cdn. $250,000, bearing interest at 8.75%, per annum compounded monthly and due June 30,
          2000 (September 30, 1999 - past due as of August 16, 1999).                         $      -           $    250,000

      ii) Demand convertible note payable with a maturity value of U.S. $327,500 bearing interest at 8.75% per annum compounded monthly and due June 30,
          2000 (September 30, 1999 - past due as of September 15, 1999).
                                                                                                     -                483,652

     iii) Demand convertible note payable with a maturity value of U.S. $40,000, bearing interest at 9.00% per annum compounded monthly and past due as of August 31, 1999.
                                                                                                     -                 59,072

      iv) Demand convertible note payable with a maturity value of U.S. $25,000, bearing interest at 9.00% per annum compounded monthly and past due as of August 31, 1999.
                                                                                                     -                 36,920

       v) Notes payable with an aggregate maturity value of Cdn. $150,000, bearing interest at 7.5% per annum compounded monthly and repayable on demand.
                                                                                                     -                      -
     ---------------------------------------------------------------------------------------------------------------------------
                                                                                              $      -           $    829,644
     ---------------------------------------------------------------------------------------------------------------------------

         All or any part of the principal amount of the notes and any interest thereon was convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of US$2.00 per common share in the case of the notes described in Notes 6(iii) and (iv), above, and at a conversion price of US$1.75 in the case of those described in Notes 6(i) and (ii). The notes are unsecured. The Company was unable to repay the notes on their respective due dates and on September 16, 1999 the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652 (Notes 6(i) and (ii)). The Company was in default at September 30, 1999.

         On October 19, 1999, the Company negotiated an extension to the original repayment terms of notes payable in the amount of $732,571 to June 30, 2000 (Notes 6 (i) and (ii), above). The renegotiated demand, unsecured, convertible notes bear interest at 8.75%. All or any portion of the principal, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of US$0.625 per common share. On October 19, 1999 the Company also negotiated an extension to the original repayment terms of notes payable in the amount of $95,992 (Notes 6 (iii) and (iv) above), to February 28, 2000. The renegotiated demand, unsecured, convertible note bears interest at 9%. All or any portion of the principal, and any interest thereon, is convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price US$0.50 per common share.

         On February 28, 2000, the note payable in the amount of $95,992 plus accrued interest was converted to 142,399 fully paid and non-assessable common shares of the Company at a conversion price of US$0.50 per common share. On March 8, 2000, notes payable totalling $732,571 plus accrued interest were converted to 855,337 fully paid and non-assessable common shares of the Company at a conversion price of US$0.625 per common share. At March 31, 2000 there were no further notes outstanding.


7.       SHARE CAPITAL

         (a)      AUTHORIZED

                  The Company's authorized share capital consists of 50,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares also with a par value of $0.001 per share.

         (b)      PREFERRED SHARES

                  On January 28, 2000, the Company issued 3,637,200 shares of Series A Convertible Preferred stock (the "Preferred Shares"), at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Preferred Shares are immediately convertible, at the option of the holder, at a conversion ratio of one common share for one Series A Convertible Preferred share, until the "Qualification date", which is the earlier of: (i) the fifth business day following (a) the date the Company receives a receipt for its final prospectus from the last of the British Columbia Securities Commission, the Alberta Securities Commission and the Ontario Securities Commission (the "Commissions") and (b) the date the Company has filed with the United States Securities and Exchange Commission and obtained effectiveness of a registration statement qualifying the shares and (ii) January 28, 2001. However, if the final receipt of each of the Commissions is not issued before June 26, 2000, then the shares convert at a ratio of 1.15 common shares for each Preferred Share. Any Preferred Shares that have not been converted by the holder by the Qualification date will automatically convert at a ratio of one common share to one Preferred Share. In connection with the issuance of the Preferred Shares, the Company issued 309,000 share purchase warrants to an agent that provide the right to purchase one Series A Convertible Preferred Share at the issue price of US$2.50 per share. The warrants were assigned a value of US$1,549,004.

                  The Preferred Shares have a beneficial conversion feature totalling $13,121,199 (US$9,093,000), measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of the gross proceeds received. The beneficial conversion feature is recognized at issuance as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the six months ended March 31, 2000. As the Preferred Shares are immediately convertible, the Company recorded accretion of $13,121,199 to additional paid-in capital. In addition the Company recorded a preferred stock dividend representing the value of the beneficial conversion feature of a corresponding amount.

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

               (i)  Suppliers' Stock Option Plan ("Suppliers' Plan") (continued)

                    On March 13, 2000, the Company granted an additional 26,115 options (19,429 of which were earned and recorded at September 30, 1999) to a supplier under the Plan described above.

                    Under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has recorded stock based compensation charges in connection with the Suppliers' Plan as follows:


                                         For the six months ended
                                      -------------------------------
                                        March 31,         March 31,
                                          2000              1999
                                      -------------     -------------
Additional capital costs of
   telecommunications equipment          $ 67,516         $  66,926
Sales expense                              64,418           116,149
-----------------------------------------------------------------------
                                         $131,934         $ 183,075
-----------------------------------------------------------------------

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

               (ii) Directors'/Officers' and Employees' Stock Option Plans
                    ("Employee Plans") (continued)

                    On February 5, 2000 the Company approved the 2000 Incentive Stock Option Plan ("2000 Option Plan") whereby certain employees, officers and directors of the Company and its affiliates were granted options to purchase 2,705,360 common shares of the Company, of which 2,615,084 have an option price of US$5.00, being the closing price of the Company's stock on February 4, 2000. The options have vesting periods ranging from grant date to three years after the grant date, and an expiry date of February 4, 2005. The remaining 90,276 options granted were originally authorized as part of the November 24, 1998 Employee Plans and were redesignated to be included in the 2000 Option Plan. These options are exercisable at US$1.00, are fully vested and have an expiry date of February 4, 2005.

                    The Company accounts for its stock-based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the six months ended March 31, 2000 compensation cost in the amount of $523,998 (six months ended March 31, 1999 - $222,000) has been recorded under this method.

                    An alternative method of accounting for employee stock options is SFAS No. 123. Under SFAS No. 123 employee stock options are valued at the grant date using a fair value method and the estimated fair value of the options is amortized to expense over the options' vesting period. The following pro forma financial information present the net loss for the period and loss per common share had the Company adopted SFAS No. 123.

               (ii) Directors'/Officers' and Employees' Stock Option Plans
                    ("Employee Plans") (continued)


                                   For the period from
                                      inception of the               Six months ended
                                                             -------------------------------
                                  development stage to         March 31,          March 31,
                                        March 31, 2000              2000               1999
                                 ----------------------      --------------    -------------
Pro forma net
   loss for the period                $   (14,507,463)        $(11,500,568)     $(1,402,312)
Pro forma loss
   per common share                   $           -           $      (2.42)     $     (0.15)

                           Using the fair value method for stock-based compensation, as described in SFAS No. 123, additional compensation costs of approximately $3,786,457 would have been recorded for the six months ended March 31, 2000 (six months ended March 31, 1999 - $383,390). The unrecognized value of all remaining outstanding employee stock options as of March 31, 2000 is $10,114,166 and will be charged to pro forma net earnings in future years according to the vesting terms of the options. This amount is determined using a Black Scholes options pricing model assuming no dividends are to be paid, vesting on date of grant, an expected term of five years, a weighted average annualized volatility of the Company's share price of 136% and a weighted average annualized risk free interest rate of 5.50%.


                  (iii)    Other stock options

                           At December 31, 1998 the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 in recognition of consultative and other services provided by a relative of the Company's President. These options may be exercised in whole or in part at anytime until December 31, 2003. The fair value of these options in the amount of $177,445 at date of grant has been recorded as consulting expense during the six months ended March 31, 1999. For details of the material assumptions used in determination of the fair value of these options see Note 7(c)(ii).

                  (iii)    Other stock options (continued)

                           On February 5, 2000 the Company granted an aggregate of 170,000 stock options for provision of consulting services by third parties. The options are exercisable at US$5.00, expire February 4, 2005 and were also granted under the terms of the 2000 Option Plan. The Company recorded a stock based compensation charge in the amount of $1,043,281 during the period ended March 31, 2000 based on the fair value of the options granted. The aggregate fair value of the options at the date of grant was determined using the Black Scholes model as described in Note 7(c)(i), assuming an annualized volatility of the Company's share price of approximately 214%.

                  (iv) Details of changes in options to date under all Plans are as follows:


                                                 Weighted             March 31,     Weighted
                                                  average                  1999      average
                                  March 31,      exercise     and September 30,     exercise
                                       2000     price US$                  1999        price
                               -------------  ------------ --------------------- ------------
Balance outstanding,
   beginning of period              473,885        $ 1.18                     -        $   -

Activity during the period
   Options granted                2,901,475          4.85               473,885         1.18

   Options exercised              (125,000)          1.00                     -            -
---------------------------------------------------------------------------------------------
Balance outstanding,
  end of period                   3,250,360        $ 4.46               473,885       $ 1.18
---------------------------------------------------------------------------------------------

                           As at March 31, 2000, the following stock options were outstanding:


   Number of           Exercise
     Shares            Price US$                            Expiry Date
-----------------   ----------------     ---------------------------------------------------
         265,276           $   1.00      November 24, 2003 to February 4, 2005
         173,885               1.50      December 31, 2003 to April 1, 2004
          12,375               1.75      March 12, 2005
          13,740               2.00      March 12, 2005
       2,785,084               5.00      February 4, 2005
-----------------
       3,250,360
-----------------

                           Of the outstanding options, 1,393,609 options, as at March 31, 2000, are presently exercisable and 1,856,751 options are unvested and vest over a three year period.

       (d)        WARRANTS

                  (i) Details of changes in warrants to date are as follows:


                                                                  Weighted
                                                                   Average
                                                  Number of       Exercise
                                                                     price
                                                   Warrants            US$           Expiry Date
                                              -------------- -------------- ---------------------
Outstanding at September 30, 1998,
   March 31, 1999 and September 30, 1999                 -        $     -
Issued
   Agents' warrants (Note 7(b))                    309,000           2.50     January 28, 2001

   Gibralt Capital Corporation (Note               750,000           2.50     March 1, 2002
     7(d)(ii))

   Private placement units (Note 7(d) (iii))       699,999           1.00     February 3, 2002

   Private placement units (Note 7(d) (iii))     1,482,750           0.75     November 25, 2001
-------------------------------------------------------------------------------------------------
Outstanding at March 31, 2000                    3,241,749       $   1.22
-------------------------------------------------------------------------------------------------

                  (ii)     Gibralt Capital Corporation ("Gibralt")

                           On March 1, 2000, the Company issued a warrant to purchase 750,000 shares of common stock of the Company for a period of two years, at an exercise price of US$2.50 per share to Gibralt Capital Corporation as compensation for financing services provided. As described in Note 7 (c)(i), under the requirements of SFAS No. 123, the Company has recorded stock based compensation charges in the amount of $4,241,424 (US$2,925,927) as additional financing expense based on the fair value of the warrants issued to Gibralt at March 1, 2000.

                  (iii)    Private placements

                           In November 1999 the Company sold 1,482,750 units comprised of one share of common stock and a warrant to purchase one share of common stock for US$0.75 per share, for a period of two years, for US$0.40 per unit. 420,000 of these units had been subscribed for on September 15, 1999.

                  (iii)    Private placements (continued)

                           On February 3, 2000 the Company completed several private placements subscribed for in December 1999 and January 2000. One private placement consisted of 125,000 common shares of US$0.80 per share for gross proceeds of $147,350 (US$100,000). The other private placements consisted of 699,999 units at US$0.75 per unit for gross proceeds of $766,450 (US$525,000). Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The gross proceeds were allocated between the shares and warrants based on the relative fair value of the unit components at the date the Company had a contractual liability to issue the units. Accordingly, the common shares were assigned a value of $407,038, net of issue costs, and the warrants a value of $355,047.

                           The warrants have a beneficial conversion feature totalling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date the Company had a contractual liability to issue the units, limited to the amount of the gross proceeds received and allocated to the convertible warrants. The beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the six months ended March 31, 2000.


8.       CONTINGENCIES

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

         (ii) The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defence disputing that the Plaintiff's has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

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

         (iv) The Company has entered into management agreements with certain senior executives, which provide for annual compensation, excluding bonuses, aggregating approximately $500,000. The Company can terminate these agreements upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary.


9.     INCOME TAXES

         A reconciliation of the statutory federal Canadian income tax rate and the Company's effective income tax rate is as follows:


                                                        For the period from
                                                           inception of the            Six months ended
                                                                                -----------------------------
                                                       development stage to       March 31,        March 31,
                                                             March 31, 2000            2000             1999
                                                       ---------------------    -------------  --------------
                                                                 (Unaudited)     (Unaudited)     (Unaudited)
Canadian statutory income tax rate                                    45.6%           45.6%            45.6%
Non-deductible expenses                                             (28.45)          (35.0)           (23.6)
Tax loss carry forwards not
   recognized in period of loss                                     (17.15)          (10.6)           (22.0)
-------------------------------------------------------------------------------------------------------------
Actual tax rate                                                          -               -                -
-------------------------------------------------------------------------------------------------------------


         The Company had no income tax expense for the six months ended March 31, 2000 and 1999, as a result of significant incurred losses. Additionally, the Company has provided a full valuation allowance for net deferred tax assets at March 31, 2000 and September 30, 1999 and 1998, since realization of these benefits cannot be reasonably assured.

10.      SEGMENTED INFORMATION

         The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. All of the Company's operations, assets, employees and revenues are located in Canada.


11.    RELATED PARTY TRANSACTIONS

         The Company purchased equipment and satellite subscribers on December 31, 1998 for $157,689 from a relative of the Company's President. In addition, the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of US$1.50 until December 31, 2003, in exchange for consultative services. See Note 7 (c)(iii).

12.      GOVERNMENT REGULATIONS

         Satellite broadcasting and distribution of Canadian television signals to cable operators in Canada are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). Star Choice and Express Vu are the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licenses. Also, they must comply with the Canadian Broadcasting Act. Since the Company in its role as a system operator for Star Choice is significantly depended on Star Choice for programming, it would be adversely affected if Star Choice encountered regulatory problems. In addition, preliminary CRTC regulations that allow the Company to obtain competitive access to an MDU's internal wiring may not be adopted in a final form that is favourable to the Company, which would have a material adverse effect on the Company's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified as "Risk Factors" in the Company's Form SB-2 filed on April 28, 2000, and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

We earn our revenue through the sale of satellite television programming packages to MDU residents. Under agreements with our programming providers, we earn a percentage of the fees charged to the subscriber. We also earn a digital access fee for our digital set-top box service. We have been providing our digital satellite television services in Canada since November 1998. As of March 31, 2000, we had approximately 12,400 subscribers in 160 buildings throughout Canada. We expect to begin U.S. operations in approximately May 2000 and have started marketing to building owners in selected metropolitan areas.

In addition, we recently began offering other services, such as in-suite security monitoring services, to residents of our MDU properties. Also, we are in the process of developing products to provide high speed Internet access and long distance telephone services. We expect to begin offering our Internet access services by the spring of 2000 and our long distance telephone services during the fall of 2000.

We have incurred operating losses since our inception and do not expect to generate profitable operations until fiscal 2001 or later. Our funding of our operating expenses, working capital needs and capital commitments is dependent upon our ability to raise financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

Our consolidated financial statements at March 31, 2000 and March 31, 1999 and for the three month and six month periods ended March 31, 2000 and 1999, and their respective Notes ("Consolidated Financial Statements") have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in Canada. We have accounted for the business combination of Alpha Beta Holdings, Ltd. and MDU Communications Inc. as a reverse acquisition whereby MDU Communications Inc. was identified as the acquirer and the assets and liabilities of Alpha Beta Holdings, Ltd. were acquired at fair value. In accordance with generally accepted accounting principles for reverse acquisitions, our consolidated financial statements reflect the historical results of MDU Communications Inc. and the related assets and liabilities at their historic cost. The operations of Alpha Beta Holdings, Ltd., being the legal parent but accounting subsidiary, are reflected in the consolidated financial statements from November 22, 1998, and its assets and liabilities are reflected at their fair value at the date of acquisition. Since Alpha Beta Holdings, Ltd. was essentially inactive prior to the business combination, the following discussion will relate to our continuing Canadian operations.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

REVENUE. Our revenue for the six months ended March 31, 2000 of $585,789 was comprised of 39% SMATV revenue, 43% net programming revenue from Star Choice, 17% from digital access fees and 1% from equipment and other sales. Our revenue for the six months ended March 31, 1999 of $142,482 was comprised of 68% SMATV revenue, 25% net programming revenue from Star Choice, 3% from digital access fees and 4% from equipment and other sales. For the six months ended March 31, 2000 SMATV revenue of $230,907 represented approximately 8,600 subscribers and the set-top revenue of $349,249 represented approximately 3,800 subscribers, compared to the corresponding period with SMATV revenue of $97,098 and 8,500 SMATV subscribers acquired from 4-12 Electronics Ltd. on December 31, 1998 and set-top revenue of $40,229 representing approximately 1,200 subscribers added in the latter half of the period. We also recorded interest income of $80,241 for the six months ended March 31, 2000 due to investing available funds from January 28, 2000 to March 31, 2000. There was no corresponding interest income in the six months ended March 31, 1999.

DIRECT COSTS AND SALES EXPENSES. Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 38% of revenue for the six months ended March 31, 2000 compared to 55% for the same period of the prior year with the change reflecting a higher proportion of set-top revenues in the current period. Salaries, wages, commissions and benefits make up 34% of the sales expenses for the six months ended March 31, 2000 compared to 32% of the sales expenses for the six months ended March 31, 1999. The balance of 66% and 68% respectively, consisted primarily of travel, consulting, advertising and telephone expenses, which includes $64,418 in the six month period ended March 31, 2000 and $116,149 in the comparable period in 1999 related to non-cash stock option compensation (see below).

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses for the six months ended March 31, 2000 were $7,186,251 as compared to $674,342 for the corresponding prior period. This 966% increase in G&A period over period is primarily because of non-cash charges. Excluding these non-cash charges (see below) of $5,835,265 from the six-month period ended March 31, 2000 and $399,445 in the six-month period ended March 31, 1999 results in an increase of $1,076,089 or 391%, which is more representative of the increase in overall business activity. Advertising, promotion, investor relations, travel and vehicle costs were $181,822 for the six months ended March 31, 2000 or 3% of G&A, compared to $67,312 for the corresponding prior period, an increase of 170%. Office, occupancy, repairs and maintenance, and telephone costs were $337,160 for the six months ended March 31, 2000 or 5% of G&A, compared to $40,386 for the corresponding prior period for an increase of 735%. Wages, professional and consulting fees for the six months ended March 31, 2000 were $2,227,410 or 31% of G&A and up from the prior period's $514,057, primarily due to increased staff levels and non-cash stock option compensation charges of $1,567,279 in the six months ended March 31, 2000 and $399,445 in the six months ended March 31, 1999 (see below). Foreign exchange gains of $121,822 and interest expense of $50,243 for the six months ended March 31, 2000 compared to $33,064 in foreign exchange loss and to $3,988 in interest expense for the corresponding prior period. Other non-cash charges consisted of amortization expense of $270,013 or 4% of G&A in the six months ended March 31, 2000 compared to only $15,535 or 2% of G&A in the six months ended March 31, 1999 and reflects the difference in subscriber base between periods and the comparison of six full months of operations versus three full months in the period ended March 31, 1999.

STOCK OPTION COMPENSATION CHARGES. We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the option granted. In the six months ended March 31, 2000, $1,567,279 of G&A expense was non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at a weighted average of US$1.00 for performance up to March 31, 2000, resulting in compensation cost of $523,998. In addition, we granted 170,000 options to consultants at US$5.00 being the market value at date of grant and the fair value of these options, in the amount of $1,043,281, has been recorded as consulting expense. Further, stock option compensation charges in the amount of $64,418 were recorded as sales expense based on the fair value of stock options issued or issuable to suppliers. For the six months ended March 31, 1999, $399,445 of the G&A expense was non-cash stock option compensation and consulting charges. Compensation cost in the amount of $222,000 was recorded for the six months ended March 31, 1999 for options to purchase 300,000 shares of our common stock granted to directors, officers and employees at a weighted average exercise price of US$1.00. In addition, we granted stock options to purchase 100,000 shares of our common stock at an option price of US$1.50 for consultative and other services provided by a relative of our Company's President. The fair value of these options in the amount of $177,445 has been recorded as a consulting expense. Stock option compensation charges in the amount of $116,149 were recorded as sales expense for the six months ended March 31, 1999 based on the fair value of stock options issued to suppliers, calculated on the date an eligible supplier completes the performance required to earn the options.

OTHER NON-CASH CHARGES. Included in the six months ended March 31, 2000 is $26,563 in consulting expenses related to 50,000 shares issued upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of $4,241,424 in the six months ended March 31, 2000 is represented by the fair value of our common stock over the exercise price of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement. There was no corresponding financing expense in the prior period.

NET LOSS. We reported a net loss of $7,714,111 for the six months ended March 31, 2000, up from a net loss of $1,018,923 for the six months ended March 31, 1999. When non-cash charges, including amortization, of $6,169,697 and $531,129 are excluded from these periods, the increase is primarily attributable to the increased costs to operate over 12,400 subscribers in over 160 properties for a full six months compared to 8,700 subscribers in 140 properties for approximately 3 months of the comparable prior period.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

REVENUE. Our revenue for the three months ended March 31, 2000 of $273,901 was comprised of 43% SMATV revenue, 42% net programming revenue from Star Choice, 14% from digital access fees and 1% from equipment and other sales. Our revenue for the three months ended March 31, 1999 of $140,538 was comprised of 69% SMATV revenue, 25% net programming revenue from Star Choice, 3% from digital access fees and 3% from equipment and other sales. For the three months ended March 31, 2000 SMATV revenue of $116,876 represented approximately 8,600 subscribers and the set-top revenue of $155,940 represented approximately 3,800 subscribers, compared to the corresponding period with SMATV revenue of $97,098 and 8,500 SMATV subscribers acquired from 4-12 Electronics Ltd. on December 31, 1998 and set-top revenue of $38,785 representing approximately 1,200 subscribers added in the period. We also recorded interest income of $80,241 for the three months ended March 31, 2000 due to investing available funds from January 28, 2000 to March 31, 2000. There was no corresponding interest income in the three months ended March 31, 1999.

DIRECT COSTS AND SALES EXPENSES. Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 39% of revenue for the three months ended March 31, 2000 compared to 56% for the same period of the prior year with the change reflecting higher proportion of set-top revenues in the current period. Salaries, wages, commissions and benefits make up 31% of the sales expense for the three months ended March 31, 2000 compared to 71% of the sales expenses for the three months ended March 31, 1999. The balance of 69% and 29% respectively, consisted primarily of travel, consulting, advertising and telephone expenses, which includes $49,418 in the three month period ended March 31, 2000 and $66,149 in the comparable period in 1999 related to non-cash stock option compensation (see below).

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses for the three months ended March 31, 2000 were $6,723,584 as compared to $197,414 for the corresponding period in 1999. This 3,306% increase in G&A period over period is primarily because of non-cash charges. Excluding these non-cash charges (see below) of $5,782,141 from the three month period ended March 31, 2000 results in an increase of $744,029 or 377%, which is more representative of the increase in overall business activity. Advertising, promotion, investor relations, travel and vehicle costs were $111,443 for the three months ended March 31, 2000 or 2% of G&A, compared to $50,244 for the corresponding period in 1999, an increase of 122%. Office, occupancy, repairs and maintenance, and telephone costs were $253,838 for the three months ended March 31, 2000 or 4% of G&A, compared to $26,866 for the corresponding period in 1999 for an increase of 845%. Wages, professional and consulting fees for the three months ended March 31, 2000 were $1,977,579 or 29% of G&A up from 1999's $74,788 primarily due to increased staffing levels and non-cash stock option compensation charges of $1,567,279. Foreign exchange gains of $25,310 and interest expense of $24,890 for the three months ended March 31, 2000 compared to $33,064 in foreign exchange loss and to $2,527 in interest expense for the corresponding period in 1999. Other non-cash charges consisted of amortization expense of $139,720, or 2% of G&A, compared to only $9,925 in 1999 and reflect the change in subscriber base during the periods.

STOCK OPTION COMPENSATION CHARGES. In the three months ended March 31, 2000, $1,567,279 of G&A expense was non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at a weighted average of US$1.00 for performance up to September 30, 1999, resulting in compensation cost of $523,998. In addition, we granted 170,000 options to consultants at US$5.00 being the current market value and the fair value of these options in the amount of $1,043,281 has been recorded as consulting expense. Stock option compensation charges in the amount of $49,418 were recorded as sales expense for the three months ended March 31, 2000 based on the fair value of stock options issued to suppliers, calculated on the date an eligible supplier completes the performance required to earn the options. In the three months ended March 31, 1999, stock option compensation charges in the amount of $66,149 were recorded as sales expense.

OTHER NON-CASH CHARGES. Included in the three months ended March 31, 2000 is a reduction of $26,563 in consulting expenses related to the cancellation of 50,000 shares upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of $4,241,424 in the six months ended March 31, 2000 is represented by the fair value of our common stock over the exercise price of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement and future financial services. There was no corresponding financing expense in the prior period.

NET LOSS. We reported a net loss of $7,048,358 for the three months ended March 31, 2000, up from a net loss of $426,295 for the three months ended March 31, 1999. When the non-cash charges, including amortization, of $5,971,278 and $76,074 are excluded from these periods, the increase is primarily attributable to increased deployment activity and the increased costs to market and provide services to our 12,400 subscribers, compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

CASH POSITION. At March 31, 2000, we had cash and cash equivalents of $9,122,224 compared to $82,699 at March 31, 1999. The increase in our cash position is mainly due to proceeds received from common and preferred share private placements and convertible promissory notes. These proceeds have been used for our operating and investing activities during the three and six months ended March 31, 2000.

OPERATING ACTIVITIES. Net cash of $2,556,095 was used in operating activities during the period ended March 31, 2000. The primary operating use of cash was from our net loss of $7,714,111 which was partially offset by $6,169,697 of non-cash charges, represented by $270,013 in amortization and $5,899,684 in stock option compensation, shares for service and value attributed to warrants recognized as financing fees. In addition, we recorded as a use of cash $1,011,681 from changes in working capital mainly from reduction of trade accounts payable. In 1999, net cash of $236,261 was used in operating activities. The primary operating use of cash in 1999 was from our net loss of $1,018,923, which was partially offset by $531,129 of non-cash charges, represented by $15,535 in amortization and $515,594 in stock option compensation charges. In addition, we recorded as a source of cash $251,533 from changes in working capital.

INVESTING ACTIVITIES. Net cash of $871,490 was used in investing activities during the six months ended March 31, 2000 all related to purchase of property and equipment. In the six months ended March 31, 1999 we spent $1,074,884, represented primarily by $149,071 on the acquisition of SMATV subscribers and $961,035 on purchases of telecommunications equipment used in the reception of the digital satellite signal.

FINANCING ACTIVITIES. We generated net cash of $12,506,188 from financing activities during the six months ended March 31, 2000 as follows:

  - On November 23, 1999, we completed six private placements. The placements consisted of 1,482,750 units at US$0.40 per unit for gross proceeds of US$593,100. Each unit comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share. At September 30, 1999, 420,000 units of the offering representing proceeds of $248,102 (US$168,000) had been received.

  - On January 28, 2000, we raised US$7,725,000 (net of agency fees) through a private placement of our Series A convertible preferred stock to investors. In connection with the offering, we entered into a Registration Rights Agreement under which we agreed to have a Registration Statement, which registers and qualifies the shares of common stock issuable upon conversion of the Series A convertible preferred stock for resale, declared effective by the Securities and Exchange Commission by June 26, 2000. In connection with the offering of Series A convertible preferred stock, we entered into an agency agreement with Haywood Securities Inc. Under that agreement, Haywood Securities Inc. agreed to provide services in connection with the issuance and sale of the Series A convertible preferred stock and the qualification of the common stock issuable upon conversion, including assisting in obtaining requisite regulatory approvals. In consideration of these services, we delivered to Haywood Securities Inc., a commission of US$618,000, paid by issuance of 247,200 Series A convertible preferred stock, a corporate finance fee of US$750,000, paid by issuance of 300,000 shares of the Series A convertible preferred stock, and a warrant to acquire an underlying warrant which is in turn exercisable into up to 309,000 shares of common stock for a period of one year at a price of US$2.50 per share.

  - On February 3, 2000, we completed seven private placements. One private placement consisted of 125,000 common shares at US$0.80 per share for gross proceeds of US$100,000. The other private placements consisted of 699,999 units at US$0.75 per unit for gross proceeds of US$525,000. Each unit consisted of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The net cash proceeds to us of these private placements were $918,750 (US$625,000).

  - On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of $181,100 (US$125,000).

  - On February 28, 2000 and March 8, 2000 notes payable valued at $829,644 at September 30, 1999, together with accrued interest, were converted to 997,736 shares of common stock. No proceeds were received during the period.

During the six months ended March 31, 1999, we generated net cash of $1,374,338 from the following:

  - The exercise of warrants for the purchase of 640,000 shares of common stock generated proceeds of $1,474,184.

  - Proceeds from the issuance of notes payable of $125,000. Our initial funding was by way of six private demand notes totaling $275,000 bearing interest at 7.5%. We repaid the six demand notes on December 15, 1998 from warrant exercise proceeds.

  - The issuance of 5,213,835 shares of our common stock to effect the acquisition of Alpha Beta Holdings, Ltd.

WORKING CAPITAL. As at March 31, 2000 we had working capital of $8,602,481 and at March 31,1999 we had a working capital deficiency of $181,977. Our projected operating losses and capital costs to add new subscribers and grow our business will require us to obtain further financing through private placements of debt and equity.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

OPERATING ACTIVITIES. Net cash of $1,892,390 was used in operating activities during the three months ended March 31, 2000. The primary operating use of cash was from our net loss of $7,048,358 which was largely offset by $5,971,278 of non-cash charges, represented by $139,720 in amortization and $5,816,559 in stock option compensation, shares for service and value attributed to warrants recognized as financing fees. In addition, we recorded as a use of cash $815,311 from changes in working capital mainly from reduction of trade accounts payable. In the three months ended March 31, 1999, net cash of $108,211 was used in operating activities. The primary operating use of cash in 1999 was from our net loss of $426,295, which was partially offset by $76,074 of non-cash charges, represented by $9,925 in amortization and $66,149 in stock option compensation charges. In addition, we recorded as a source of cash $242,010 from changes in working capital.

INVESTING ACTIVITIES. Net cash of $801,567 was used in investing activities during the three months ended March 31, 2000 compared to $638,383 for the same period of the prior year and in both periods related to capital expenditures on new subscribers.

FINANCING ACTIVITIES. We generated net cash of $11,736,054 from financing activities during the three months ended March 31, 2000 as follows:

  - On January 28, 2000, we raised US$7,725,000 (net of agency fees) through a private placement of our Series A convertible preferred stock to investors. In connection with the offering, we entered into a Registration Rights Agreement under which we agreed to have a Registration Statement, which registers the shares of common stock issuable upon conversion of the Series A convertible preferred stock for resale, declared effective by the SEC by June 26, 2000. In connection with the offering of Series A convertible preferred stock, we entered into an agency agreement with Haywood Securities Inc. Under that agreement, Haywood Securities Inc. agreed to provide services in connection with the issuance and sale of the Series A convertible preferred stock and the qualification of the common stock issuable upon conversion, including assisting in obtaining requisite regulatory approvals. In consideration of these services, we delivered to Haywood Securities Inc., a commission of US$618,000, paid by issuance of 247,200 Series A convertible preferred stock, a corporate finance fee of US$750,000, paid by issuance of 300,000 shares of the Series A convertible preferred stock, and a warrant to acquire an underlying warrant which is in turn exercisable into up to 309,000 shares of common stock for a period of one year at a price of US$2.50 per share.

  - On February 3, 2000, we completed seven private placements. One private placement consisted of 125,000 common shares at US$0.80 per share for gross proceeds of US$100,000. The other private placements consisted of 699,999 units at US$0.75 per unit for gross proceeds of US$525,000. Each unit consisted of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The net cash proceeds to us of these private placements were $918,750 (US$625,000), of which US$175,000 had been received prior to the start of the quarter.

  - On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of $181,100 (US$125,000).

  - On February 28, 2000 and March 8, 2000 notes payable valued at $829,644 at September 30, 1999, together with accrued interest were converted to 997,736 shares of common stock. No proceeds were received during the period.

There were no financing activities during the six months ended March 31, 1999.

MARKET RISK

We are exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of our current assets and liabilities. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, we are subject to such risk from foreign currency transactions and translation gains and losses. We do not currently engage in significant operating transactions denominated in foreign currencies so any change in the CDN/US dollar exchange rate would not have a material effect on our current operating cash flows.

We do not currently have an interest-bearing investment portfolio or liabilities subject to variable interest rates. As a result, any change in the prime interest rate would not have a material impact on our future operating results or cash flows based on the terms of existing liabilities.

CAPITAL COMMITMENTS AND CONTINGENCIES

We have access agreements with the owners of MDU properties to supply our television viewing systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

RECENT EVENTS

None.

FUTURE CAPITAL REQUIREMENTS

The net proceeds of our recent common and preferred stock offerings should be sufficient to allow us to expand our deployment of service in Canada and to enter the U.S. market as planned during fiscal 2000. We may require additional capital in the future to fund (1) deployment of satellite TV services in excess of our expectations during fiscal 2000, (2) strategic acquisitions of existing subscriber bases or businesses, or (3) complementary services that may prove beneficial to us. We may seek funding from a combination of sources, including additional private placements of equity or debt. No assurance can be given that additional funding would be available on terms acceptable to us or at all.

SEASONALITY

None.

YEAR 2000 ISSUES

As of May 5, 2000, the Company had not experienced any adverse effects on its financial, informational or operational systems due to the changeover to the year 2000.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

(c) Sales of equity securities by the Company during the fiscal quarter ended March 31, 2000 without registration under the Securities Act of 1933 were as follows (all amounts US Dollars, except as otherwise noted):

A.  Preferred Stock

     In January 2000, the Company issued 3,090,000 shares of Series A convertible preferred stock for $7,725,000 to 37 institutional and accredited investors. Haywood Securities Inc. acted as placement agent and received (a) 247,200 shares of Series A convertible preferred stock as payment of a $618,000 commission, (b) 300,000 shares of Series A convertible preferred stock as a $750,000 corporate finance fee, and (c) warrants to acquire 309,000 shares of common stock for a period of one year at a price of $2.50 per share. Each of these issuances were made without registration under Rule 506 under Regulation D ("Rule 506").

B.  Common Stock


1. October 1999/January 2000: Pursuant to an agency agreement with Canaccord Capital Corporation, the Company issued 100,000 shares of common stock as a corporate finance fee. When the agency agreement was terminated in January 2000, the Company cancelled the previously issued shares and issued 50,000 shares of common stock to Canaccord as final settlement for their services. These issuances were made without registration under Section 4(2) of the 1933 Act. No commissions were paid in connection with these transactions.

2. February 2000: The Company sold 125,000 shares of common stock for $0.80 per share under subscription agreements executed in December 1999 for gross proceeds of $100,000. These sales were made without registration under Regulation S. No commissions were paid in connection with these transactions.

3. February 2000 (Unit Offering): The Company sold 699,999 units comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $1.00 per share, for $0.75 per unit, for gross proceeds of $525,000, under subscription agreements executed in December 1999 and January 2000. These transactions were made without registration under Regulation S. No commissions were paid in connection with these transactions.

C.   Warrants

     March 2000: The Company issued a warrant for 750,000 shares of common stock exercisable at $2.50 per share for two years pursuant to a mutual release and agreement to Gibralt Capital Corporation. This issuance was made without registration under Section 4(2) of the 1933 Act. No commission was paid in connection with this warrant.

D.   Options

1. Supplier Plan: In March 2000, the Company issued five-year options to purchase 26,115 shares of common stock at prices from $1.75 to $2.00 per share to a supplier pursuant to the 1998/99 Suppliers Option Plan. These options were made to non-U.S. persons without registration under Section 4(2) of the 1933 Act.

2. 2000 Plan: In February 2000, the Company granted five-year options under the 2000 Plan as follows: (a) options to purchase 90,276 shares of common stock at $1.00 per share were granted to employees for services rendered up to September 30, 1999, and (b) options to purchase 2,785,084 shares of common stock at $5.00 per share were granted to directors, officers, employees and consultants. The 2000 Plan will be registered under a Form S-8 registration statement in the near future.

E.   Convertible Promissory Notes

1. In April and June 1999, two convertible promissory notes, one in the principal amount of Cdn$250,000, due August 15, 1999, and the other in the principal amount of $327,500 due September 15, 1999, were issued to one non-U.S. investor. Both notes accrued interest at 8.75%. The Cdn$250,000 note was convertible into common stock at any time prior to the maturity date at a conversion price of $2.00 per share. The $327,500 note was convertible into common stock at a conversion price of $1.75 per share. Both notes were extended on October 19, 1999 until June 30, 2000, on similar terms except the conversion price on both notes was amended to $0.625 per share. In March 2000, outstanding principal of Cdn$250,000 and $327,500, together with interest of Cdn$20,293.50 and $21,313.40, was converted into 855,337 shares of common stock at a conversion price of $0.625 per share. These issuances were made without registration under Section 4(2) of the 1933 Act. No commissions were paid in connection with these issuances.

2. In May and June 1999, two convertible promissory notes in the aggregate principal amount of $65,000 and both due on August 31, 1999, were issued to one accredited, sophisticated investor. The two notes were replaced by a single convertible promissory note in the principal amount of $65,000 due on February 28, 2000 and bearing interest at 9%. The replacement note was convertible into common stock at any time prior to maturity at a conversion price of $0.50 per share. In February 2000, these notes were converted into 142,399 shares of common stock upon conversion of the

     $65,000 promissory note plus interest of $6,199.70, at a conversion price of $0.50 per share. These issuances were made without registration under
     Section 4(2) of the 1933 Act. No commissions were paid in connection with these issuances.

ITEM 5.  OTHER INFORMATION

On January 31, 2000, Douglas J. Irving resigned as a Director and Chief Financial Officer and Robert A. Biagioni was appointed as a Director and Chief Financial Officer.

Management agreements have been entered into with Sheldon B. Nelson, President and Chief Executive Officer and Director, Robert A. Biagioni, Chief Financial Officer, Secretary and Director and Gary Monaghan President of MDU Canada. Under these agreements, they receive annual salaries of C$180,000, C$162,000, and C$159,000, respectively. The agreements also grant them the right to receive bonuses as determined by the Board of Directors and to participate in our incentive stock option plans. The agreements require them to maintain all confidential and proprietary information relating to our business in confidence and to not be employed or enter into contracts with persons or entities that compete directly with us during the 12 months following termination of their respective agreements. Mr. Nelson and Mr. Monaghan's agreement with us are employment agreements and Mr. Biagioni's agreement is a consulting agreement between us and his corporation, Corus Financial Corp.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


      3.1              Certificate of Designations of the Preferences and Relative Participating,  Optional and Other
                       Special Rights of Series A Convertible  Preferred  Stock and  Qualifications,  Limitations and
                       Restrictions Thereof (1)

      4.1              Form of Warrant to Purchase Common Stock used in Winter 1999/2000 Unit offerings (1)

      4.2              Warrant to Purchase Common Stock,  dated January 28, 2000 to Haywood  Securities Inc. from the
                       Company (1)

      4.3              Warrant to Purchase  Common Stock,  dated March 1, 2000,  from the Company to Gibralt  Capital
                       Corporation (1)

      10.1             2000 Incentive Stock Option Plan  (ISO & Non-ISO) (1)

      10.2             Registration  Rights  Agreement,  dated  January  28,  2000,  between  the Company and Haywood
                       Securities Inc. (1)

      10.3             Agency Letter, dated January 28, 2000, between the Company and Haywood Securities Inc. (1)

      10.4             Form of Replacement  Convertible  Promissory Note and Loan Agreement,  dated October 19, 1999, issued by MDU Canada to National Day Corporation for US$250,000 and 327,500, and to David Lawrence
                       for US$65,000 (each fully converted and cancelled in February and March 2000, respectively) (1)

      10.5             Letter Agreement,  dated October 13, 1999, and Mutual Release,  dated January 5, 2000, between the Company and Canaccord Capital Corporation (1)

      10.6             Letter Agreement, dated November 18, 1999, between MDU Canada and MBT Capital, and Assignment
                       Agreement, dated January 14, 2000, between MBT Capital, Merbanco Capital Inc., 33678652 Canada Inc.
                       and Gibralt Capital Corporation (1)



      10.7             Letter  Agreement  dated  February 16, 2000,  Mutual  Release dated March 1, 2000,  and Letter
                       Agreement  regarding  registration  rights,  dated March 16, 2000,  between the  Company,  MDU
                       Canada and Gibralt Capital Corporation (1)

      10.8             Management  Employment  Agreement,  dated  February  1, 2000,  between the Company and Sheldon
                       Nelson (1)

      10.9             Management  Services  Agreement,  dated  January  31,  2000,  between  the  Company  and Corus
                       Financial Corp. (1)

      10.10            Management  Employment  Agreement,  dated  February  1, 2000,  between  the  Company  and Gary
                       Monaghan (1)

      27               Financial Data Schedule (2)

---------------------

(1)  Incorporated by reference from Form SB-2 filed on April 28, 2000
(2)  Filed with this Form 10-QSB

(b)  Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MDU COMMUNICATIONS INTERNATIONAL, INC.

                                       /s/ Robert A. Biagioni
                                       Chief Financial Officer
                                       Dated May 10, 2000