Form 10QSB/A
period 2000-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-06-14
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

OTHER NON-CASH CHARGES. Included in the six months ended March 31, 2000 is $26,563 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation. Also included in the same period are non-cash financing expenses of $4,241,424 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of $2.50 per share. The fair value of the warrant was determined using a Black Scholes option pricing model. The warrant was issued in consideration of Gibralt Capital Corporation's termination of a financing agreement and its agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company. There was no corresponding financing expense in the prior period.

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

OTHER NON-CASH CHARGES. Included in the six months ended March 31, 2000 is $26,563 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation. Also included in the same period are non-cash financing expenses of $4,241,424 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of $2.50 per share. The fair value of the warrant was determined using a Black Scholes option pricing model. The warrant was issued in consideration of Gibralt Capital Corporation's termination of a financing agreement and its agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company. There was no corresponding financing expense in the prior period.

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

FINANCING ACTIVITIES. We generated net cash of $12,506,188 from financing activities during the six months ended March 31, 2000 as follows:

  - On November 23, 1999, we completed a private placement consisting of 1,482,750 units at US$0.40 per unit, for gross proceeds of US$593,100. Each unit was comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share. At September 30, 1999, 420,000 of those units had been issued and offering proceeds of $248,102 (US$168,000) had been received.

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

  - On February 3, 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000.
     Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were $918,750 (US$625,000).

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

  - On February 3, 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000.
     Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were $918,750 (US$625,000).

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

      10.8             Management  Employment  Agreement,  dated  February  1, 2000,  between the Company and Sheldon
                       Nelson (1)

      10.9             Management  Services  Agreement,  dated  January  31,  2000,  between  the  Company  and Corus
                       Financial Corp. (1)

      10.10            Management  Employment  Agreement,  dated  February  1, 2000,  between  the  Company  and Gary
                       Monaghan (1)

      27               Financial Data Schedule (2)

---------------------

(1)  Incorporated by reference from Form SB-2 filed on April 28, 2000.
(2)  Incorporated by reference from Form 10-QSB filed on May 15, 2000.

(b)  Reports on Form 8-K.

         None.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MDU COMMUNICATIONS INTERNATIONAL, INC.

                                       /s/ Robert A. Biagioni
                                       --------------------------------------
                                       Dated June 14, 2000