Form 10QSB/A
period 2000-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-06-27
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  AMENDMENT NO. 2
                                       TO
                                   FORM 10-QSB


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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                       For the period                                                                For the period
                                       from inception                                                                from inception
                                               of the                                                                        of the
                                          development    For the six      For the six  For the three  For the three     development
                                             stage to   months ended     months ended   months ended   months ended        stage to
                                            March 31,      March 31,        March 31,      March 31,      March 31,   September 30,
                                                 2000           2000             1999           2000           1999            1999
                                       --------------   ------------     ------------  -------------   -------------  --------------
                                          (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)  (As restated)
REVENUE                                  $  1,152,487    $   585,789    $    142,482     $   273,901      $ 140,538     $   566,698
DIRECT COSTS                                  666,219        326,649         126,280         143,698        124,426         339,570
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  486,268        259,140          16,202         130,203         16,112         227,128
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                80,241         80,241              --          80,241              0              --
-----------------------------------------------------------------------------------------------------------------------------------
SALES EXPENSE                               2,218,630        867,241         360,783         535,218        244,993       1,351,389
-----------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                   47,881          7,541           3,183             456          3,183          40,340
   Amortization                               465,274        270,014          15,535         139,720          9,925         195,260
   Consulting                               1,259,092      1,081,647         177,445       1,028,522              0         177,445
   Foreign exchange loss (gain)               (82,327)      (121,822)         33,064         (25,310)        33,064          39,495
   Interest                                    84,592         50,243           3,988          24,890          2,527          34,349
   Financing (Note 7(d)(ii))                4,241,424      4,241,424              --       4,241,424              0              --
   Investor Relations                         179,030        110,198          36,652          67,221         28,802          68,832
   Management Fee                              26,500             --              --               0              0          26,500
   Office                                     232,353        175,185          15,070         158,945          7,541          57,168
   Occupancy                                  134,221         64,392          12,872          31,348          9,309          69,829
   Professional fees                          467,737        324,040          12,086         245,265         13,962         143,697
   Repairs and maintenance                     46,569         35,268           3,141          26,822          2,820          11,301
   Telephone                                  113,369         62,315           9,303          36,723          7,196          51,054
   Travel                                     105,942         56,291          20,833          41,674         13,993          49,651
   Vehicle                                     22,281          7,792           6,644           2,092          4,266          14,489
   Wages                                    1,341,557        821,723         324,526         703,792         60,826         519,834
-----------------------------------------------------------------------------------------------------------------------------------
                                            8,685,495      7,186,251         674,342       6,723,584        197,414       1,499,244
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                  $(10,337,616)   $(7,714,111)   $ (1,018,923)    $(7,048,358)     $(426,295)    $(2,623,505)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment for beneficial conversion
   feature of convertible preference
   shares (Note 7(b))                                   $(13,121,199)   $         --    $(13,121,199)     $      --
Adjustment for beneficial conversion
   feature of warrants (Note 7(d)(iii))                     (355,047)             --        (355,047)            --
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                               $(21,190,357)   $ (1,018,923)   $(20,524,604)     $ (426,295)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED
   LOSS PER COMMON SHARE                                $      (2.05)   $      (0.11)   $      (1.67)     $    (0.05)
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     10,341,555        9,221,335     12,270,873       9,221,335
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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                                                                  Warrants/options
                                                                                               Share               and additional
                                                                                            Subscriptions          paid-in capital
                                                              Common stock                    Received           to purchase shares
                                                         -----------------------      -------------------------  ------------------
                                                           Shares       Amount          Shares         Amount          Amount
                                                         ---------    ----------      ----------    -----------     ------------
Issued for cash at inception,
   March 26, 1998                                              160    $      160              --    $       --      $         --
Net loss for the period from inception
   (March 26, 1998) to September 30, 1998                       --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                    160           160              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
   Issued for cash                                       3,367,500        50,155              --            --                --
   Issued on business acquisition
      (Note 4)                                           5,213,675        35,222              --            --                --
   Exercise of warrants                                    640,000     1,474,183              --            --                --
   Grant of employees' options                                  --            --              --            --           222,000
   Suppliers' options issued and issuable                       --            --              --            --           250,000
   Grant of options to consultant                               --            --              --            --           177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                 --            --         670,000     1,544,924                --
   Issued for cash                                              --            --         420,000       248,102                --
   Net loss for the year
      ended September 30, 1999                                  --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                              9,221,335     1,559,720       1,090,000     1,793,026           649,445
------------------------------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                              1,090,000     1,793,026      (1,090,000)   (1,793,026)               --
   Issued for cash                                       1,887,749     1,054,853              --            --           355,047
   Issued for services                                     100,000        53,125              --            --                --
   Cancelled                                               (50,000)      (26,563)
   Exercise of stock options                               125,000       273,600              --            --           (92,500)
   Conversion of notes payable to shares                   997,736       881,028              --            --                --
   Grant of employee stock options                              --            --              --            --           523,998
   Grant of consultants' and supplier stock options             --            --              --            --         1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                         --            --              --            --                --
   Beneficial conversion feature related to
      convertible preferred stock and warrants
      issued in connection with a private
      placement                                                 --            --              --            --       (13,476,246)
   Accretion of beneficial conversion feature
      related to convertible preferred stock and
      warrant                                                   --            --              --            --        13,476,246
   Issue of share purchase warrants                             --            --              --            --         4,241,424
   Issue of share purchase warrants                             --            --              --            --         2,235,213
   Net loss for the six months
      ended March 31, 2000                                      --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 13,371,820    $5,588,789              --    $       --      $  9,023,424
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
       ----------------------------------------------------------------------------------------------------



6.   NOTES PAYABLE

     The notes payable are summarized as follows:


                                                                                              March 31,       September 30,
                                                                                               1999                1999
                                                                                           ---------------  ----------------
       i) Demand convertible note payable with a maturity value of Cdn. $250,000, bearing interest at 8.75%, per annum compounded monthly and due June 30,
          2000 (September 30, 1999 - past due as of August 16, 1999).                         $      -       $    250,000

      ii) Demand convertible note payable with a maturity value of U.S. $327,500 bearing interest at 8.75% per annum compounded monthly and due June
          30, 2000 (September 30, 1999 - past due as of September 15, 1999).                         -            483,652

     iii) Demand convertible note payable with a maturity value of U.S. $40,000, bearing interest at 9.00% per annum compounded monthly and past due as
          of August 31, 1999.                                                                        -             59,072

      iv) Demand convertible note payable with a maturity value of U.S. $25,000, bearing interest at 9.00% per annum compounded monthly and past due as
          of August 31, 1999.                                                                        -             36,920

       v) Notes payable with an aggregate maturity value of Cdn. $150,000, bearing interest at 7.5% per annum compounded monthly and repayable on
          demand.                                                                                    -                  -

---------------------------------------------------------------------------------------------------------------------------
                                                                                              $      -       $    829,644

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

          (ii) Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans") (continued)



                                   For the period from               Six months ended
                                      inception of the       -------------------------------
                                  development stage to         March 31,          March 31,
                                        March 31, 2000              2000               1999
                                 ----------------------      --------------    -------------
Pro forma net
   loss for the period                $   (14,507,463)        $(11,500,568)     $(1,402,312)
Pro forma loss
   per common share                   $           -           $      (2.42)     $     (0.15)



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

     (d)  WARRANTS

          (i) Details of changes in warrants to date are as follows:


                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                  Number of          price
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
-------------------------------------------------------------------------------------------------



          (ii)  Gibralt Capital Corporation ("Gibralt")


                On March 1, 2000, the Company issued a warrant to purchase 750,000 shares of common stock of the Company for a period of two years, at an exercise price of US$2.50 per share to Gibralt Capital Corporation. As described in Note 7 (c)(i), under the requirements of SFAS No. 123, the Company has recorded non-cash financing charges in the amount of $4,241,424 (US$2,925,927) based on the fair value of the warrants issued to Gibralt at March 1, 2000, determined using a Black Scholes option pricing model, in consideration of Gibralt's termination of a financing arrangement and an agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company.


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

9.   INCOME TAXES

     A reconciliation of the statutory federal Canadian income tax rate and the Company's effective income tax rate is as follows:



                                                        For the period from            Six months ended
                                                           inception of the     -----------------------------
                                                       development stage to       March 31,        March 31,
                                                             March 31, 2000            2000             1999
                                                       ---------------------    -------------  --------------
                                                                 (Unaudited)     (Unaudited)     (Unaudited)
Canadian statutory income tax rate                                    45.6%           45.6%            45.6%
Non-deductible expenses                                             (28.45)          (35.0)           (23.6)
Tax loss carry forwards not
   recognized in period of loss                                     (17.15)          (10.6)           (22.0)
-------------------------------------------------------------------------------------------------------------
Actual tax rate                                                          -               -                -
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

12.  GOVERNMENT REGULATIONS


     Satellite broadcasting and distribution of Canadian television signals to cable operators in Canada are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). Star Choice and Express Vu are the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licenses. Also, they must comply with the Canadian Broadcasting Act. Since the Company in its role as a system operator for Star Choice is significantly depended on Star Choice for programming, it would be adversely affected if Star Choice encountered regulatory problems. In addition, preliminary CRTC regulations that allow the Company to obtain competitive access to an MDU's internal wiring may not be adopted in a final form that is favorable to the Company, which would have a material adverse effect on the Company's business.

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


GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses for the six months ended March 31, 2000 were $7,186,251 as compared to $674,342 for the corresponding prior period. This 966% increase in G&A period over period is primarily because of non-cash charges. Excluding these non-cash charges (see below) of $5,835,265 from the six-month period ended March 31, 2000 and $399,445 in the six-month period ended March 31, 1999 results in an increase of $1,076,089 or 391%, which is more representative of the increase in overall business activity. Advertising, promotion, investor relations, travel and vehicle costs were $181,822 for the six months ended March 31, 2000 or 3% of G&A, compared to $67,312 for the corresponding prior period, an increase of 170%. Office, occupancy, repairs and maintenance, and telephone costs were $337,160 for the six months ended March 31, 2000 or 5% of G&A, compared to $40,386 for the corresponding prior period for an increase of 735%. Wages, professional and consulting fees for the six months ended March 31, 2000 were $2,227,410 or 31% of G&A and up from the prior period's $514,057, primarily due to increased staff levels and non-cash stock option compensation charges of $1,567,279 in the six months ended March 31, 2000 and $399,445 in the six months ended March 31, 1999 (see below). Foreign exchange gains of $121,822 and interest expense of $50,243 for the six months ended March 31, 2000 compared to $33,064 in foreign exchange loss and to $3,988 in interest expense for the corresponding prior period. Other non-cash charges consisted of amortization expense of $270,014 or 4% of G&A in the six months ended March 31, 2000 compared to only $15,535 or 2% of G&A in the six months ended March 31, 1999 and reflects the difference in subscriber base between periods and the comparison of six full months of operations versus three full months in the period ended March 31, 1999.

STOCK OPTION COMPENSATION CHARGES. We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee and director common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the options granted. In the six months ended March 31, 2000, $1,567,279 of G&A expense was non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at a weighted average exercise price of US$1.00 for performance up to March 31, 2000, resulting in compensation cost of $523,998. In addition, we granted 170,000 options to consultants at US$5.00 being the market value at date of grant and the fair value of these options, in the amount of $1,043,281, has been recorded as consulting expense. Further, stock option compensation charges in the amount of $64,418 were recorded as sales expense based on the fair value of stock options issued or issuable to suppliers. For the six months ended March 31, 1999, $399,445 of the G&A expense was non-cash stock option compensation and consulting charges. Compensation cost in the amount of $222,000 was recorded for the six months ended March 31, 1999 for options to purchase 300,000 shares of our common stock granted to directors, officers and employees at a weighted average exercise price of US$1.00. In addition, we granted stock options to purchase 100,000 shares of our common stock at an option price of US$1.50 for consultative and other services provided by a relative of our Company's President. The fair value of these options in the amount of $177,445 has been recorded as a consulting expense. Stock option compensation charges in the amount of $116,149 were recorded as sales expense for the six months ended March 31, 1999 based on the fair value of stock options issued to suppliers, calculated on the date an eligible supplier completes the performance required to earn the options.



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



ADJUSTMENT FOR BENEFICIAL CONVERSION. During the six months ended March 31, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock have a beneficial conversion feature totaling $13,121,199 (US$9,093,000) measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of gross proceeds received. In addition on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totaling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the six months ended March 31, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the six months ended March 31, 2000 in the amounts of $21,190,357 and $2.05, respectively.


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

OTHER NON-CASH CHARGES. Included in the three months ended March 31, 2000 is $26,563 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation. Also included in the same period are non-cash financing expenses of $4,241,424 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of $2.50 per share. The fair value of the warrant was determined using a Black Scholes option pricing model. The warrant was issued in consideration of Gibralt Capital Corporation's termination of a financing agreement and its agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company. There was no corresponding financing expense in the prior period.


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


ADJUSTMENT FOR BENEFICIAL CONVERSION. During the three months ended March 31, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock have a beneficial conversion feature totaling $13,121,199 (US$9,093,000) measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of gross proceeds received. In addition on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totaling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the six months ended March 31, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the six months ended March 31, 2000 in the amounts of $21,190,357 and $2.05, respectively.


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


OPERATING ACTIVITIES. Net cash of $2,556,095 was used in operating activities during the period ended March 31, 2000. The primary operating use of cash was from our net loss of $7,714,111 which was partially offset by $6,169,697 of non-cash charges, represented by $270,014 in amortization and $5,899,683 in stock option compensation, shares for service and value attributed to warrants recognized as financing fees. In addition, we recorded as a use of cash $1,011,681 from changes in working capital mainly from reduction of trade accounts payable. In 1999, net cash of $236,261 was used in operating activities. The primary operating use of cash in 1999 was from our net loss of $1,018,923, which was partially offset by $531,129 of non-cash charges, represented by $15,535 in amortization and $515,594 in stock option compensation charges. In addition, we recorded as a source of cash $251,533 from changes in working capital.

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


  - On February 3, 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000. Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were $909,435 (US$625,000).


  - On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of $181,100 (US$125,000).


  - On February 28, 2000 and March 8, 2000 notes payable valued at $829,644 at September 30, 1999, together with accrued interest of $51,384, were converted to 997,736 shares of common stock. No proceeds were received during the period.


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

  - On February 3, 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000. Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were $909,435 (US$625,000).


  - On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of $181,100 (US$125,000).


  - On February 28, 2000 and March 8, 2000 notes payable valued at $829,644 at September 30, 1999, together with accrued interest of $51,384, were converted to 997,736 shares of common stock. No proceeds were received during the period.


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


                                       MDU COMMUNICATIONS INTERNATIONAL, INC.

                                       /s/ Robert A. Biagioni

                                       --------------------------------------
                                       Dated June 27, 2000