Form 10QSB/A
period 2000-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-06-30
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  AMENDMENT NO. 3
                                       TO
                                   FORM 10-QSB


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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                       For the period                                                                For the period
                                       from inception                                                                from inception
                                               of the                                                                        of the
                                          development    For the six      For the six  For the three  For the three     development
                                             stage to   months ended     months ended   months ended   months ended        stage to
                                            March 31,      March 31,        March 31,      March 31,      March 31,   September 30,
                                                 2000           2000             1999           2000           1999            1999
                                       --------------   ------------     ------------  -------------   -------------  --------------
                                          (Unaudited)    (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)  (As restated)
REVENUE                                  $  1,152,487    $   585,789    $    142,482     $   273,901      $ 140,538     $   566,698
DIRECT COSTS                                  666,219        326,649         126,280         143,698        124,426         339,570
-----------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  486,268        259,140          16,202         130,203         16,112         227,128
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                80,241         80,241              --          80,241              0              --
-----------------------------------------------------------------------------------------------------------------------------------
SALES EXPENSE                               2,218,630        867,241         360,783         535,218        244,993       1,351,389
-----------------------------------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                   47,881          7,541           3,183             456          3,183          40,340
   Amortization                               465,274        270,014          15,535         139,720          9,925         195,260
   Consulting                               1,259,092      1,081,647         177,445       1,028,522              0         177,445
   Foreign exchange loss (gain)               (82,327)      (121,822)         33,064         (25,310)        33,064          39,495
   Interest                                    84,592         50,243           3,988          24,890          2,527          34,349
   Financing (Note 7(d)(ii))                4,241,424      4,241,424              --       4,241,424              0              --
   Investor Relations                         179,030        110,198          36,652          67,221         28,802          68,832
   Management Fee                              26,500             --              --               0              0          26,500
   Office                                     232,353        175,185          15,070         158,945          7,541          57,168
   Occupancy                                  134,221         64,392          12,872          31,348          9,309          69,829
   Professional fees                          467,737        324,040          12,086         245,265         13,962         143,697
   Repairs and maintenance                     46,569         35,268           3,141          26,822          2,820          11,301
   Telephone                                  113,369         62,315           9,303          36,723          7,196          51,054
   Travel                                     105,942         56,291          20,833          41,674         13,993          49,651
   Vehicle                                     22,281          7,792           6,644           2,092          4,266          14,489
   Wages                                    1,341,557        821,723         324,526         703,792         60,826         519,834
-----------------------------------------------------------------------------------------------------------------------------------
                                            8,685,495      7,186,251         674,342       6,723,584        197,414       1,499,244
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                  $(10,337,616)   $(7,714,111)   $ (1,018,923)    $(7,048,358)     $(426,295)    $(2,623,505)
-----------------------------------------------------------------------------------------------------------------------------------
Adjustment for beneficial conversion
   feature of convertible preference
   shares (Note 7(b))                                   $(11,147,175)   $         --    $(11,147,145)     $      --
Adjustment for beneficial conversion
   feature of warrants (Note 7(d)(iii))                     (355,047)             --        (355,047)            --
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                               $(19,216,333)   $ (1,018,923)   $(18,550,580)     $ (426,295)
-----------------------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED
   LOSS PER COMMON SHARE                                $      (1.86)   $      (0.11)   $      (1.51)     $    (0.05)
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     10,341,555        9,221,335     12,270,873       9,221,335
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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------



                                                                                                                  Warrants/options
                                                                                               Share               and additional
                                                                                            Subscriptions          paid-in capital
                                                              Common stock                    Received           to purchase shares
                                                         -----------------------      -------------------------  ------------------
                                                           Shares       Amount          Shares         Amount          Amount
                                                         ---------    ----------      ----------    -----------     ------------
Issued for cash at inception,
   March 26, 1998                                              160    $      160              --    $       --      $         --
Net loss for the period from inception
   (March 26, 1998) to September 30, 1998                       --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                    160           160              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
   Issued for cash                                       3,367,500        50,155              --            --                --
   Issued on business acquisition
      (Note 4)                                           5,213,675        35,222              --            --                --
   Exercise of warrants                                    640,000     1,474,183              --            --                --
   Grant of employees' options                                  --            --              --            --           222,000
   Suppliers' options issued and issuable                       --            --              --            --           250,000
   Grant of options to consultant                               --            --              --            --           177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                 --            --         670,000     1,544,924                --
   Issued for cash                                              --            --         420,000       248,102                --
   Net loss for the year
      ended September 30, 1999                                  --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                              9,221,335     1,559,720       1,090,000     1,793,026           649,445
------------------------------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                              1,090,000     1,793,026      (1,090,000)   (1,793,026)               --
   Issued for cash                                       1,887,749     1,054,853              --            --           355,047
   Issued for services                                     100,000        53,125              --            --                --
   Cancelled                                               (50,000)      (26,563)
   Exercise of stock options                               125,000       273,600              --            --           (92,500)
   Conversion of notes payable to shares                   997,736       881,028              --            --                --
   Grant of employee stock options                              --            --              --            --           523,998
   Grant of consultants' and supplier stock options             --            --              --            --         1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                         --            --              --            --                --
   Beneficial conversion feature related to
      convertible preferred stock and warrants
      issued in connection with a private
      placement                                                 --            --              --            --       (11,502,222)
   Accretion of beneficial conversion feature
      related to convertible preferred stock and
      warrant                                                   --            --              --            --        11,502,222
   Issue of share purchase warrants                             --            --              --            --         6,476,637
   Net loss for the six months
      ended March 31, 2000                                      --            --              --            --                --
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                 13,371,820    $5,588,789              --    $       --      $  9,023,424
====================================================================================================================================

                                                                                       Deficit
                                                                Convertible         accumulated
                                                              Preferred stock        during the
                                                          -----------------------   development
                                                           Number        Amount         stage           Total
                                                          ---------    ----------   ------------    ------------
Issued for cash at inception,
   March 26, 1998                                                --    $       --   $         --    $        160
Net loss for the period from inception
   (March 26, 1998) to September 30, 1998                        --            --        (97,845)        (97,845)
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                      --            --        (97,845)        (97,685)
----------------------------------------------------------------------------------------------------------------
   Issued for cash                                               --            --             --          50,155
   Issued on business acquisition
      (Note 4)                                                   --            --             --          35,222
   Exercise of warrants                                          --            --             --       1,474,183
   Grant of employees' options                                   --            --             --         222,000
   Suppliers' options issued and issuable                        --            --             --         250,000
   Grant of options to consultant                                --            --             --         177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                  --            --             --       1,544,924
   Issued for cash                                               --            --             --         248,102
   Net loss for the year
      ended September 30, 1999                                   --            --     (2,525,660)     (2,525,660)
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                                           (2,623,505)      1,378,686
----------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                                      --            --             --              --
   Issued for cash                                               --            --             --       1,409,900
   Issued for services                                           --            --             --          53,125
   Cancelled                                                                                             (26,563)
   Exercise of stock options                                     --            --             --         181,100
   Conversion of notes payable to shares                         --            --             --         881,028
   Grant of employee stock options                               --            --             --         523,998
   Grant of consultants' and supplier stock options              --            --             --       1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                   3,637,200     8,679,973             --       8,679,973
   Beneficial conversion feature related to
      convertible preferred stock and warrants
      issued in connection with a private
      placement                                                  --            --             --     (11,502,222)
   Accretion of beneficial conversion feature
      related to convertible preferred stock and
      warrant                                                    --            --             --      11,502,222
   Issue of share purchase warrants                              --            --             --       6,476,637
   Net loss for the six months
      ended March 31, 2000                                       --            --     (7,714,111)     (7,714,111)
----------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                   3,637,200    $8,679,973   $(10,337,616)   $ 12,954,570
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

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                For the period
                                                                from inception
                                                            of the development    For the six    For the six   For the three
                                                                      stage to   months ended   months ended    months ended
                                                                     March 31,      March 31,      March 31,       March 31,
                                                                          2000           2000           1999            2000
                                                               ---------------   ------------   ------------   -------------
                                                                   (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
OPERATING ACTIVITIES
   Net loss for the period                                       $(10,337,616)   $(7,714,111)   $(1,018,923)    $(7,048,358)
   Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
      Amortization                                                    465,274        270,014         15,535         139,720
      Non-cash portion of wages expense (Note 7 (c)(ii))              745,998        523,998        222,000         523,998
      Non-cash consulting expense (Note 7 (c)(iii))                 1,220,726      1,043,281        177,445       1,043,281
      Non-cash portion of sales expense (Note 7 (c)(i))               165,567         64,418        116,149          49,418
      Non-cash portion of financing charges (Note 7 (d)(ii))        4,241,424      4,241,424             --       4,241,424
      Consulting fee settled with shares                               26,562         26,562             --         (26,562)
   Change in operating assets and liabilities:
      Prepaid expenses and deposits                                   (31,497)       (16,090)       (29,291)         (1,495)
      Accounts receivable                                            (364,054)      (105,600)      (153,905)         (8,573)
      Accounts payable                                                718,822       (929,371)       387,917        (822,786)
      Wages payable                                                    98,965         61,514         17,681          88,965
      Other accrued liabilities                                        99,470        (22,134)        29,131         (71,422)
------------------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                           (2,950,359)    (2,556,095)      (236,261)     (1,892,390)
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash acquired on acquisition of subsidiary (Note 4)                 35,222             --         35,222              --
   Purchase of property and equipment                              (4,466,925)      (871,490)      (961,035)       (801,567)
   Purchase of intangible assets                                     (149,071)            --       (149,071)             --
------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                            (4,580,774)      (871,490)    (1,074,884)       (801,567)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                                        275,000             --        125,000              --
   Repayment of notes payable                                        (275,000)            --       (275,000)             --
   Proceeds from convertible notes payable                            829,644             --             --              --
   Proceeds from issue of common stock                              1,286,271      1,235,956         50,154         477,625
   Proceeds from issue of preferred stock                          10,915,185     10,915,185             --      10,915,185
   Proceeds from issue of warrants                                    355,047        355,047             --         355,047
   Proceeds from exercise of warrants                               1,474,184             --      1,474,184              --
   Proceeds from share subscriptions received                       1,793,026             --             --              --
------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                       16,653,357     12,506,188      1,374,338      11,747,857
------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           9,122,224      9,078,603         63,193       9,053,900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             --         43,621         19,506          68,324
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  9,122,224    $ 9,122,224    $    82,699     $ 9,122,224
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid                                                 $     10,863    $     7,030    $     3,833     $    20,507
------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE OF CASH AND CASH EQUIVALENTS
   Cash                                                          $     51,452    $    51,452    $    82,699     $    51,452
   Short term investments                                           9,070,772      9,070,772             --       9,070,772
------------------------------------------------------------------------------------------------------------------------------
                                                                 $  9,122,224    $ 9,122,224    $    82,699     $ 9,122,224
------------------------------------------------------------------------------------------------------------------------------

                                                                                For the period
                                                                                from inception
                                                                For the three       (March 26,
                                                                 months ended         1998) to
                                                                    March 31,    September 30,
                                                                         1999             1999
                                                                -------------   --------------
                                                                  (Unaudited)    (As restated)
OPERATING ACTIVITIES
   Net loss for the period                                         $(426,295)     $(2,623,505)
   Adjustments to reconcile net loss for the
     period to cash utilized in operating activities
      Amortization                                                     9,925          195,260
      Non-cash portion of wages expense (Note 7 (c)(ii))                  --          222,000
      Non-cash consulting expense (Note 7 (c)(iii))                       --          177,445
      Non-cash portion of sales expense (Note 7 (c)(i))               66,149          116,149
      Non-cash portion of financing charges (Note 7 (d)(ii))              --               --
      Consulting fee settled with shares                                  --               --
   Change in operating assets and liabilities:
      Prepaid expenses and deposits                                   17,220          (15,407)
      Accounts receivable                                           (121,144)        (258,454)
      Accounts payable                                               329,270        1,648,193
      Wages payable                                                   17,681           37,451
      Other accrued liabilities                                       (1,017)         106,604
---------------------------------------------------------------------------------------------
   Net cash used in operating activities                            (108,211)        (394,264)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash acquired on acquisition of subsidiary (Note 4)                    --           35,222
   Purchase of property and equipment                               (647,001)      (3,595,435)
   Purchase of intangible assets                                       8,618         (149,071)
---------------------------------------------------------------------------------------------
   Net cash used in investing activities                            (638,383)      (3,709,284)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                                            --          275,000
   Repayment of notes payable                                             --         (275,000)
   Proceeds from convertible notes payable                                --          829,644
   Proceeds from issue of common stock                                    --           50,315
   Proceeds from issue of preferred stock                                 --               --
   Proceeds from issue of warrants                                        --               --
   Proceeds from exercise of warrants                                     --        1,474,184
   Proceeds from share subscriptions received                             --        1,793,026
---------------------------------------------------------------------------------------------
   Net cash provided by financing activities                               0        4,147,169
---------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           (746,594)          43,621
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       829,293                0
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  82,699      $    43,621
---------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid                                                   $      --      $    32,321
---------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE OF CASH AND CASH EQUIVALENTS
   Cash                                                            $  82,699      $    43,621
   Short term investments                                                 --               --
---------------------------------------------------------------------------------------------
                                                                   $  82,699      $    43,621
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

During the six months ended March 31, 2000, the Company issued 547,200 shares of Series A Convertible Preferred Stock with a fair value of US$1,368,000 in exchange for agent's services as described in Note 7(b).


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

2.   CONTINUING OPERATIONS

     The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred operating losses since inception and does not expect to generate profitable operations until fiscal 2001 or later. In addition, on September 20, 1999, the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652. The Company has negotiated an extension to the repayment terms of these notes to June 30, 2000. The Company has also negotiated an extension to the repayment terms of notes payable in the amount of $95,992 until February 28, 2000. The Company's funding of its initial operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a public equity offering. As a result, on January 28, 2000 the Company issued 3,637,200 Series A Preferred Stock in exchange for cash proceeds of $10,915,186 (U.S.$7,725,000) net of share issue costs (Note 7(b)). In addition, the Company completed private placements for cash of $909,435 as described in Note 7(d)(iii) and on February 28, and March 8, 2000 the balance of outstanding notes payable were converted into common shares of the Company (Note 6).

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

     (e)  LOSS PER COMMON SHARE

          Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common share equivalents, including stock options and redeemable convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For the six months ended March 31, 2000 and March 31, 1999 basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As of March 31, 2000 the Company had outstanding securities which were convertible and/or exercisable into 10,129,309 common shares which would be potentially dilutive in the future.

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

          The Preferred Shares have a beneficial conversion feature totalling $11,147,175 (US$7,725,000), measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of the cash proceeds received. The beneficial conversion feature is recognized at issuance as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the six months ended March 31, 2000. As the Preferred Shares are immediately convertible, the Company recorded accretion of $11,147,175 to additional paid-in capital. In addition the Company recorded a preferred stock dividend representing the value of the beneficial conversion feature of a corresponding amount.

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



ADJUSTMENT FOR BENEFICIAL CONVERSION. During the six months ended March 31, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock have a beneficial conversion feature totaling $11,147,155 (US$7,725,000) measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of cash proceeds received. In addition on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totaling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the six months ended March 31, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the six months ended March 31, 2000 in the amounts of $19,216,333 and $1.86, respectively.


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


ADJUSTMENT FOR BENEFICIAL CONVERSION. During the three months ended March 31, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock have a beneficial conversion feature totaling $11,147,155 (US$7,725,000) measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of cash proceeds received. In addition on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totaling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the three months ended March 31, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the three months ended March 31, 2000 in the amounts of $18,550,580 and $1.51, respectively.


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


                                       MDU COMMUNICATIONS INTERNATIONAL, INC.

                                       /s/ Robert A. Biagioni

                                       --------------------------------------
                                       Dated June 29, 2000