Form 10QSB
period 2000-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-08-14
CIK 1086139

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


/ X / Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 10, 2000 THERE WERE 13,371,820 SHARES OF COMMON STOCK OUTSTANDING

                         PART I - FINANCIAL INFORMATION

EXCHANGE RATES

All dollar amounts in this report are stated in Canadian dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:

         FISCAL QUARTER ENDING JUNE 30, 2000
         -----------------------------------
         Rate at end of fiscal quarter:              1.4806
         Average rate for fiscal quarter:            1.4802

ITEM 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM BALANCE SHEETS
(EXPRESSED IN CANADIAN DOLLARS)

-----------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,       SEPTEMBER 30,
                                                                                         2000                1999
                                                                                  -----------       -------------
                                                                                  (UNAUDITED)       (AS RESTATED)
ASSETS

CURRENT
   Cash and cash equivalents                                                     $  6,421,488         $    43,621
   Prepaid expenses and deposits                                                       35,157              15,407
   Accounts receivable
      Trade                                                                           146,221             178,607
      Sales tax and other                                                             185,119              79,847
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                6,787,985             317,482
PROPERTY AND EQUIPMENT, net (Note 2)                                                5,310,908           3,556,386
INTANGIBLE ASSETS
   (net of accumulated amortization of $44,722
   September 30, 1999 - $22,361)                                                      104,350             126,710
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 12,203,243        $  4,000,578
-----------------------------------------------------------------------------------------------------------------

LIABILITIES

CURRENT
   Accounts payable                                                               $   938,474        $  1,648,193
   Wages payable                                                                        7,836              37,451
   Other accrued liabilities                                                          210,415             106,604
   Notes payable                                                                            -             829,644
-----------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                           1,156,725           2,621,892
-----------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

Common stock                                                                        5,588,789           1,559,720
Preferred stock                                                                     8,679,973                   -
Share purchase options                                                              2,191,740             649,445
Share purchase warrants                                                             6,831,684                   -
Share subscriptions received                                                                -           1,793,026
Deficit accumulated during the development stage                                 (12,245,668)         (2,623,505)
-----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         11,046,518           1,378,686
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                          $ 12,203,243        $  4,000,578
-----------------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 4)

     See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(EXPRESSED IN CANADIAN DOLLARS)

---------------------------------------------------------------------------------------------------------
                                                     FOR THE PERIOD
                                                  FROM INCEPTION OF
                                                    THE DEVELOPMENT         FOR THE NINE     FOR THE NINE
                                                           STAGE TO         MONTHS ENDED     MONTHS ENDED
                                                      JUNE 30, 2000        JUNE 30, 2000    JUNE 30, 1999
                                                  -----------------        -------------    -------------
                                                        (UNAUDITED)          (UNAUDITED)
REVENUE                                                $  1,463,131         $    896,433      $   310,012
DIRECT COSTS                                                776,241              436,671          214,186
---------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                686,890              459,762           95,826
---------------------------------------------------------------------------------------------------------
INTEREST INCOME                                             180,433              180,433                -
---------------------------------------------------------------------------------------------------------
SALES EXPENSE                                             2,840,748            1,489,359          791,325
---------------------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                                103,188               62,848            3,638
   Amortization                                             646,802              451,542          169,143
   Consulting                                             1,291,045            1,113,600          177,445
   Financing                                              4,259,424            4,259,424                -
   Foreign exchange (gain) loss                           (222,621)            (262,116)           36,496
   Interest                                                  87,194               52,845           14,384
   Investor Relations                                       322,296              253,464           48,784
   Management Fee                                            26,500                    -                -
   Occupancy                                                182,467              112,638           31,724
   Office                                                   559,900              502,732           31,326
   Professional fees                                        669,288              525,591           55,323
   Repairs and maintenance                                   54,696               43,395            6,277
   Telephone                                                185,786              134,732           23,477
   Travel                                                   247,418              197,767           35,811
   Vehicle                                                   23,291                8,802            8,523
   Wages                                                  1,835,569            1,315,735          433,057
---------------------------------------------------------------------------------------------------------
                                                         10,272,243            8,772,999        1,075,408
---------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                                $(12,245,668)        $ (9,622,163)     $(1,770,907)
---------------------------------------------------------------------------------------------------------
Adjustment for beneficial conversion feature
   of convertible preference shares                                         $(11,147,175)     $         -
Adjustment for beneficial conversion feature
   of warrants                                                                  (355,047)               -
---------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                                                   $(21,124,385)     $(1,770,907)
---------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE                                     $      (1.71)     $     (0.19)
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    12,341,669        9,097,085
---------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
                                                     FOR THE THREE      FOR THE THREE
                                                      MONTHS ENDED       MONTHS ENDED
                                                     JUNE 30, 2000      JUNE 30, 1999
                                                     -------------      -------------
                                                       (UNAUDITED)        (UNAUDITED)
REVENUE                                               $    310,644       $    167,530
DIRECT COSTS                                               110,022             87,906
-------------------------------------------------------------------------------------
GROSS PROFIT                                               200,622             79,624
-------------------------------------------------------------------------------------
INTEREST INCOME                                            100,192                  -
-------------------------------------------------------------------------------------
SALES EXPENSE                                              622,118            430,542
-------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE
   EXPENSES
   Advertising and promotion                                55,307                455
   Amortization                                            181,528            153,608
   Consulting                                               31,953                  -
   Financing                                                18,000                  -
   Foreign exchange (gain) loss                          (140,294)              3,432
   Interest                                                  2,602             10,396
   Investor Relations                                      143,266             12,132
   Management Fee                                                -                  -
   Occupancy                                                48,246             18,852
   Office                                                  327,547             16,256
   Professional fees                                       201,551             43,237
   Repairs and maintenance                                   8,127              3,136
   Telephone                                                72,417             14,174
   Travel                                                  141,476             14,978
   Vehicle                                                   1,010              1,879
   Wages                                                   494,012            108,531
-------------------------------------------------------------------------------------
                                                         1,586,748            401,066
-------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                               $(1,908,052)       $  (751,984)
-------------------------------------------------------------------------------------
Adjustment for beneficial conversion feature
   of convertible preference shares                   $          -       $          -
Adjustment for beneficial conversion feature
   of warrants                                                   -                  -
-------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                             $(1,908,052)       $  (751,984)
-------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE               $     (0.14)       $     (0.08)
-------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              13,371,820          9,097,085
-------------------------------------------------------------------------------------


     See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
(EXPRESSED IN CANADIAN DOLLARS)
(AMOUNTS FOR THE PERIOD SUBSEQUENT TO SEPTEMBER 30, 1999 ARE UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           Warrants/options
                                                                                         Share              and additional
                                                                                     Subscriptions        paid-in capital to
                                                           Common stock                Received             purchase shares
                                                     ------------------------- -------------------------- -------------------
                                                        Shares      Amount        Shares       Amount           Amount
                                                     ------------ ------------ ------------- ------------ -------------------
Issued for cash at inception,
   March 26, 1998                                             160     $   160             -       $    -          $        -
Net loss for the period from inception
(March 26, 1998) to September 30, 1998                          -           -             -            -                   -
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                   160         160             -            -                   -
-----------------------------------------------------------------------------------------------------------------------------
   Issued for cash                                      3,367,500      50,155             -            -                   -
   Issued on business acquisition                       5,213,675      35,222             -            -                   -
   Exercise of warrants                                   640,000   1,474,183             -            -                   -
   Grant of employees' options                                  -           -             -            -             222,000
   Suppliers' options issued and issuable                       -           -             -            -             250,000
   Grant of options to consultant                               -           -             -            -             177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                 -           -       670,000    1,544,924                   -
   Issued for cash                                              -           -       420,000      248,102                   -
Net loss for the year ended September 30, 1999                  -           -             -            -                   -
-----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                             9,221,335   1,559,720     1,090,000    1,793,026             649,445
-----------------------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                             1,090,000   1,793,026    (1,090,000)  (1,793,026)                  -
   Issued for cash                                      1,887,749   1,054,853             -            -             355,047
   Issued for services                                    100,000      53,125             -            -                   -
   Cancelled                                              (50,000)    (26,563)
   Exercise of stock options                              125,000     273,600             -            -             (92,500)
   Conversion of notes payable to shares                  997,736     881,028             -            -                   -
   Grant of employee stock options                              -           -             -            -             523,998
   Grant of consultants' and supplier stock options             -           -             -            -           1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                         -           -             -            -                   -
   Beneficial conversion feature related to
      convertible preferred stock and warrants
      issued in connection with a private placement             -           -             -            -         (11,502,222)
   Accretion of beneficial conversion feature
      related to convertible preferred stock and
      warrants                                                  -           -             -            -          11,502,222
   Issue of share purchase warrants                             -           -             -            -           6,476,637
   Net loss for the nine months
      ended June 30, 2000                                       -           -             -            -                   -
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                 13,371,820  $5,588,789             -       $    -      $    9,023,424
=============================================================================================================================


--------------------------------------------------------------------------------------------------------------
                                                                                  Deficit
                                                            Convertible         accumulated
                                                          Preferred Stock        during the
                                                     -------------------------- development
                                                        Number        Amount       stage          Total
                                                     ------------- ------------ ------------- ---------------
Issued for cash at inception,
   March 26, 1998                                               -       $    -       $     -         $   160
Net loss for the period from inception
(March 26, 1998) to September 30, 1998                          -            -       (97,845)        (97,845)
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                                     -            -       (97,845)        (97,685)
-------------------------------------------------------------------------------------------------------------
   Issued for cash                                              -            -             -          50,155
   Issued on business acquisition                               -            -             -          35,222
   Exercise of warrants                                         -            -             -       1,474,183
   Grant of employees' options                                  -            -             -         222,000
   Suppliers' options issued and issuable                       -            -             -         250,000
   Grant of options to consultant                               -            -             -         177,445
   Issued for cash (net of expenses
      of the issue of $176,437)                                 -            -             -       1,544,924
   Issued for cash                                              -            -             -         248,102
Net loss for the year ended September 30, 1999                  -            -    (2,525,660)     (2,525,660)
-------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                                                       (2,623,505)      1,378,686
-------------------------------------------------------------------------------------------------------------
   Issued for subscriptions                                     -            -             -               -
   Issued for cash                                              -            -             -       1,409,900
   Issued for services                                          -            -             -          53,125
   Cancelled                                                                                         (26,563)
   Exercise of stock options                                    -            -             -         181,100
   Conversion of notes payable to shares                        -            -             -         881,028
   Grant of employee stock options                              -            -             -         523,998
   Grant of consultants' and supplier stock options             -            -             -       1,110,797
   Issue of preferred stock (net of expenses of
      issue $2,206,013)                                 3,637,200    8,679,973             -       8,679,973
   Beneficial conversion feature related to
      convertible preferred stock and warrants
      issued in connection with a private placement                                              (11,502,222)
   Accretion of beneficial conversion feature
      related to convertible preferred stock and
      warrants                                                                                    11,502,222
   Issue of share purchase warrants                             -            -             -       6,476,637
   Net loss for the nine months
      ended June 30, 2000                                       -            -    (9,622,163)     (9,622,163)
-------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                                  3,637,200   $8,679,973  $(12,245,668)   $ 11,046,518
==============================================================================================================


     See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(EXPRESSED IN CANADIAN DOLLARS)

-----------------------------------------------------------------------------------------------------------------------
                                                                    FOR THE PERIOD
                                                                    FROM INCEPTION       FOR THE NINE      FOR THE NINE
                                                                OF THE DEVELOPMENT       MONTHS ENDED      MONTHS ENDED
                                                            STAGE TO JUNE 30, 2000      JUNE 30, 2000     JUNE 30, 1999
                                                            ----------------------      -------------     -------------
                                                                       (UNAUDITED)       (UNAUDITED)
OPERATING ACTIVITIES
   Net loss for the period                                           $ (12,245,668)       $(9,622,163)     $ (1,770,907)
   Adjustments to reconcile net loss for the
       period to cash utilized in operating activities
      Amortization                                                          646,802           451,542           169,143
      Non-cash portion of wages expense                                     745,998           523,998           222,000
      Non-cash consulting expense                                         1,220,726         1,043,281           177,445
      Non-cash portion of sales expense                                     198,235            82,086           116,149
      Non-cash portion of financing charges                               4,241,424         4,241,424                 -
      Consulting fee settled with shares                                     26,562            26,562                 -
   Change in operating assets and liabilities:
      Prepaid expenses and deposits                                        (35,157)           (19,750)           (6,013)
      Accounts receivable                                                 (331,340)           (72,886)         (164,557)
      Accounts payable                                                      938,474          (709,719)          626,549
      Wages payable                                                           7,836           (29,615)                -
      Other accrued liabilities                                             179,713            73,109            39,015
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                (4,406,394)        (4,012,130)         (591,176)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Cash acquired on acquisition of subsidiary                                35,222                 -            35,223
   Purchase of property and equipment                                   (5,711,626)        (2,116,191)       (2,468,249)
   Purchase of intangible assets                                          (149,071)                 -          (149,071)
-----------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (5,825,475)        (2,116,191)       (2,582,097)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Proceeds from notes payable                                              275,000                 -                 -
   Repayment of notes payable                                             (275,000)                 -          (150,000)
   Proceeds from convertible notes payable                                  829,644                 -           826,622
   Proceeds from issue of common stock                                    1,286,271         1,235,956            50,155
   Proceeds from issue of preferred stock                                10,915,185        10,915,185                 -
   Proceeds from issue of warrants                                          355,047           355,047                 -
   Proceeds from exercise of warrants                                     1,474,184                 -         1,475,264
   Proceeds from share subscriptions received                             1,793,026                 -         1,544,924
-----------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             16,653,357        12,506,188         3,746,965
-----------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 6,421,488         6,377,867           573,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    -            43,621            19,506
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    6,421,488       $ 6,421,488      $    593,198
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Interest paid                                                     $       43,184       $    10,863      $      8,233
-----------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                 $            -       $         -      $          -
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE OF CASH AND CASH EQUIVALENTS
   Cash                                                              $      497,909       $   497,909      $    593,267
   Short term investments                                                 5,923,579         5,923,579                 -
-----------------------------------------------------------------------------------------------------------------------
                                                                     $    6,421,488       $ 6,421,488      $    593,267
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended June 30, 2000, the Company recorded non-cash additions to property and equipment in the amount of $67,516 (nine months ended June 30, 1999 - $133,851) representing the fair value of share purchase options issued to suppliers.

During the nine months ended June 30, 2000, the Company issued 50,000 common shares valued at $26,562, in exchange for consulting fees received.

During the nine months ended June 30, 2000, the notes payable valued at $829,644 at September 30, 1999 were converted to 997,736 common shares

     See accompanying notes to the consolidated interim financial statements

1.       BASIS OF PRESENTATION AND CONTINUING OPERATIONS

         The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report for the fiscal year ended September 30, 1999 on Form 10-KSB filed with the Securities and Exchange Commission. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

         The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred operating losses since inception, has a deficit accumulated during the development stage of $12,245,668 at June 30, 2000, and does not expect to generate profitable operations until fiscal 2001 or later. The Company has working capital of $5,631,260 at June 30, 2000, however additional financing will be required to fund operating expenses, working capital needs and capital commitments until the Company achieves profitable operations. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities. The Company's ability to continue as a going concern is dependent on its ability to raise additional funds as required and ultimately to achieve profitable operations.


2.       PROPERTY AND EQUIPMENT

                                                                                           JUNE 30,     SEPTEMBER 30,
                                                                                               2000              1999
                                                                                       ------------     -------------
                                                                                        (UNAUDITED)
         Telecommunications equipment, installed                                       $  5,001,736      $  3,295,475
         Telecommunications equipment, not yet placed in service                            460,831           320,944
         Computer equipment                                                                 310,440            38,020
         Furniture and fixtures                                                             139,983            74,847
         ------------------------------------------------------------------------------------------------------------
                                                                                          5,912,990         3,729,286
         Less:  accumulated amortization                                                  (602,082)         (172,900)
         ------------------------------------------------------------------------------------------------------------
                                                                                       $  5,310,908      $  3,556,386
         ------------------------------------------------------------------------------------------------------------

3.       SHARE CAPITAL

         (a)      STOCK OPTION PLANS

                  (i) Details of changes in options to date under all plans are as follows:

                                                                                                             WEIGHTED
                                                                                                              AVERAGE
                                                                                         JUNE 30,            EXERCISE
                                                                                             2000           PRICE US$
                                                                                         --------           ---------
                           Balance outstanding,
                             September 30, 1999                                           473,885           $    1.18
                           Activity during the period
                              Options granted                                           3,248,975                4.75

                              Options exercised                                         (125,000)                1.00

                              Options cancelled                                          (12,500)                5.00
                           ------------------------------------------------------------------------------------------
                           Balance outstanding,
                             June 30, 2000                                              3,585,360           $    4.41
                           ------------------------------------------------------------------------------------------

                           On May 12, 2000 the Company granted options to its newly appointed directors and to certain employees to purchase 347,500 common shares of the Company, of which 150,000 options have an exercise price of U.S.$2.50 per share (the "Directors' options"), being a premium to the prior day's closing price of the Company's stock. The first 75,000 of the Directors' options vest immediately at the grant date and the remaining 75,000 vest one year after the grant date. The 197,500 options granted to certain employees have an exercise price of U.S.$5.00 and vest quarterly over a three year period from the grant date. All of the options granted at May 12, 2000 expire May 11, 2005.

                           As at June 30, 2000, the following stock options were outstanding:

                                       NUMBER OF           EXERCISE
                                        SHARES             PRICE US$                  EXPIRY DATE
                                  ----------------       ------------    -------------------------------------
                                           265,276            $  1.00    November 24, 2003 to February 4, 2005
                                           173,885               1.50    December 31, 2003 to April 1, 2004
                                            12,375               1.75    March 12, 2005
                                            13,740               2.00    March 12, 2005
                                           150,000               2.50    May 11, 2005
                                         2,970,084               5.00    February 4, 2005 to May 11, 2005
                                  ----------------
                                         3,585,360
                                  ----------------

                           Of the outstanding options, 1,555,908 options, as at June 30, 2000, are presently exercisable and 2,029,452 options are unvested and vest over a three year period.

         (b)      WARRANTS

                  (i) As at June 30, 2000 warrants were outstanding as follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                               NUMBER OF        EXERCISE
                                                                WARRANTS       PRICE US$             EXPIRY DATE
                                                               ---------       ----------     ------------------
                           Outstanding at
                              September 30, 1999                       -          $    -
                           Issued
                              Agents' warrants                   309,000            2.50      January 28, 2001
                              Gibralt Capital Corporation        750,000            2.50      March 1, 2002
                              Private placement units            699,999            1.00      February 3, 2002
                              Private placement units          1,482,750            0.75      November 25, 2001
                           ------------------------------------------------------------------------------------
                           Outstanding at June 30, 2000        3,241,749        $   1.22
                           ------------------------------------------------------------------------------------

                           ------------------------------------------------------------------------------------


4.       COMMITMENTS AND CONTINGENCIES

         (a) The Company has been named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw seeks an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. Shaw and the Company have jointly agreed that no further steps will be taken in this action by either party until the parties have completed their current negotiations with respect to customer connection procedures. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable. However, if the negotiations are unsuccessful and if Shaw were successful in its claim for damages, the Company's unsuccessful defence would have a material adverse effect on the Company's financial condition and operations.

         (b) The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defence disputing that the Plaintiff's has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

         (c) The Company has received letters from counsel for Rogers Cablesystems ("Rogers") threatening legal action based on certain activities allegedly done by the Company. The Company's solicitors have replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company continues to negotiate with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues.

         (d) The Company has entered into management agreements with certain senior executives which provide for annual compensation, excluding bonuses, aggregating approximately $500,000. The Company can terminate these agreements at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary.

         (e) In May 2000 the Company entered into a management agreement with a senior executive which provides for annual compensation, excluding bonuses, of approximately US$120,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 6 months of salary.


5.       STRATEGIC ALLIANCES

         (a) In August 1998, the Company entered in a ten-year System Operation Agreement with two five year renewal options, with Star Choice Communications, Inc. ("Star Choice"). The Company is responsible for establishing and maintaining distribution systems in multi-unit dwellings throughout Canada and acts as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems. Residents that choose to subscribe to the service pay a monthly access fee in addition to the program fees charged by Star Choice for programming ordered by the customer.

                  The Company's contract with Star Choice gives the company a 30% share of gross subscriber revenues from the sale of Star Choice programming services plus 100% of a digital access fee within the multi-unit dwellings for a period of 10 years, with renewal clauses.

         (a) The Company will incur only the cost associated with the implementation of its services, and will not share any of Star Choice's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for other satellite operators in Canada.

                  The Company's revenues are significantly dependent on its strategic alliance with Star Choice. During the nine months ended June 30, 2000, revenue from Star Choice accounted for 43% of total recorded revenues of the Company (nine months ended June 30, 1999 - 26%; year ended September 30, 1999 - 36%).

         (b) In May 2000, the Company entered into a long-term System Operator Agreement with DIRECTV, Inc. ("DIRECTV"), a California company. The Company's contract with DIRECTV gives the Company a share of net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

                  The Company will incur only the costs associated with the implementation of its services, and will not share any of DIRECTV's programming or broadcasting costs. Under the agreement, the Company may not solicit sales or provide equipment for any other direct-to-home digital satellite television services in the United States. However, the Company is not prohibited from contracting with other program providers in connection with its SMATV services. Consequently, the Company is totally dependent on DIRECTV for its digital set-top programming in the United States.

                  The agreement has an initial term of five years, with an automatic extension of the entire agreement to coincide with the termination of the longest running property access agreement. Thereafter, the agreement is renewable for an additional five-year period at the option of both parties. Either party may terminate for the other's breach, bankruptcy or unapproved assignment of the agreement. Under this agreement, the Company will establish and maintain MDU distribution systems in non-rural states of the United States, as defined in the agreement, and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties.

                  As this agreement was recently executed, as of this date the Company has not derived any revenue from its alliance with DIRECTV. DIRECTV is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

         (c) In May 2000 the Company entered into a Master Purchase Sales Agreement with 3Com Corporation ("3Com") to become part of its preferred Visitor Based Network. Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services.

                  This is not an exclusive agreement, however, a portion of the Company's discount is based on purchase volume. The agreement has an initial one-year term, with automatic yearly renewals at the option of both parties with associated yearly price and discount adjustments.

6.       GOVERNMENT REGULATIONS

         Satellite broadcasting and distribution of Canadian television signals to cable operators in Canada are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). Star Choice and Express Vu are the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licences. Also, they must comply with the Canadian Broadcasting Act. Since the Company in its role as a system operator for Star Choice is significantly depended on Star Choice for programming, it would be adversely affected if Star Choice encountered regulatory problems. In addition, preliminary CRTC regulations that allow the Company to obtain competitive access to MDU's internal wiring may not be adopted in a final form that is favourable to the Company, which would have a material adverse effect on the Company's business.

7.     SEGMENTED INFORMATION

                  The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. The Company's operations are located in Canada and the United States. For the nine months ended June 30, 2000 all of the Company's revenues were attributable to the Canadian operations and the majority of the Company's assets were located in Canada.

8.           SUBSEQUENT EVENT

         On July 25, 2000 the Company granted options to certain employees to purchase 180,500 common shares of the Company at an exercise price of U.S.$5.00. The options vest quarterly over a three year period from the grant date and expire July 24, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified as "Risk Factors" in the Company's Form SB-2, Amendment No. 1 filed on June 30, 2000, and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

We earn our revenue through the sale of satellite television programming packages to multiple dwelling unit residents. Under agreements with our programming providers, we earn a percentage of the fees charged to the subscriber. We also earn a digital access fee for our digital set-top box service. We have been providing our digital satellite television services in Canada since November 1998. As of June 30, 2000, we had approximately 14,700 subscribers in 340 buildings throughout Canada. We began U.S. operations in May 2000, have started marketing to building owners in selected metropolitan areas and expect to sign on our first U.S. subscribers in August 2000.

In addition, we recently began offering other services, such as in-suite security monitoring services, to residents of our MDU properties. Also, we are in the process of developing products to provide high speed Internet access and long distance telephone services. We began offering our Internet access services in June 2000 in beta trial format and will begin billing Internet subscribers in August 2000. We expect to begin beta trial of Voice Over IP (VOIP) local and long distance telephony service in the fall of 2000. VOIP is technology that enables voice traffic to be transported over the Internet. The service will be offered within the properties that we have deployed our broadband service. We expect that this will generate an additional revenue stream using existing infrastructure that we have deployed.

We have incurred operating losses since our inception and do not expect to generate profitable operations until fiscal 2001 or later. Our funding of our operating expenses, working capital needs and capital commitments is dependent upon our ability to raise financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

Our consolidated financial statements at June 30, 2000 and June 30, 1999 and for the three month and nine month periods ended June 30, 2000 and 1999, and their respective Notes ("Consolidated Financial Statements") have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in Canada.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

REVENUE. Our revenue for the nine months ended June 30, 2000 of $896,433 was comprised of 37% SMATV revenue, 43% net programming revenue from Star Choice, 17% from digital access fees and 3% from equipment and other sales. Our revenue for the nine months ended June 30, 1999 of $310,012 was comprised of 66% SMATV revenue, 25% net programming revenue from Star Choice, 7% from digital access fees and 2% from equipment and other sales. For the nine months ended June 30, 2000 SMATV revenue of $334,486 represented approximately 10,600 subscribers and set-top revenue of $541,467 represented approximately 4,100 subscribers, compared to the corresponding period with SMATV revenue of $203,490 and 8,500 SMATV subscribers acquired from 4-12 Electronics Ltd. on December 31, 1998 and set-top revenue of $99,487 representing approximately 1,400 subscribers added in the latter six months of the period. We also recorded interest income of $180,433 for the nine months ended June 30, 2000 due to investing available funds from January 28, 2000 to June 30, 2000. There was no corresponding interest income in the nine months ended June 30, 1999.

DIRECT COSTS AND SALES EXPENSES. Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 49% of total revenue for the nine months ended June 30, 2000 compared to 69% for the same period of the prior year with the change reflecting a higher proportion of set-top revenues in the current period. Salaries, wages, commissions and benefits make up 75% of the sales expenses for the nine months ended June 30, 2000 compared to 49% of the sales expenses for the nine months ended June 30, 1999. The balance of 25% and 51% respectively, consisted primarily of travel, consulting, advertising and telephone expenses, which includes $82,086 in the nine month period ended June 30, 2000 and $116,149 in the comparable period in 1999 related to non-cash stock option compensation (see below).

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses for the nine months ended March 31, 2000 were $8,772,998 as compared to $1,075,477 for the corresponding prior period. This 716% increase in G&A period over period is primarily because of non-cash charges. Excluding these non-cash charges (see below) of $5,835,265 from the nine-month period ended June 30, 2000 and $399,445 in the nine-month period ended June 30, 1999 results in an increase of $2,261,701 or 335%, which is more representative of the increase in overall business activity. Advertising, promotion, investor relations, travel and vehicle costs were $522,881 for the nine months ended June 30, 2000 or 6% of G&A, compared to $96,756 for the corresponding prior period, an increase of 440%. Office, occupancy, repairs and maintenance, and telephone costs were $793,496 for the nine months ended June 30, 2000 or 9% of G&A, compared to $92,873 for the corresponding prior period for an increase of 754%. Wages, professional and consulting fees for the nine months ended June 30, 2000 were $2,954,926 or 34% of G&A and up from the prior period's $665,825, primarily due to increased staff levels and non-cash stock option compensation charges of $1,567,279 in the nine months ended June 30, 2000 and $399,445 in the nine months ended June 30, 1999 (see below). Other non-cash charges consisted of amortization expense of $451,542 or 5% of G&A in the nine months ended June 30, 2000 compared to $169,143 or 16% of G&A in the nine months ended June 30, 1999 and reflects the difference in subscriber base between periods and the comparison of nine full months of operations versus six full months in the period ended June 30, 1999. Foreign exchange gains of $262,116 and interest expense of $52,845 for the nine months ended June 30, 2000 compared to $36,496 in foreign exchange loss and to $14,384 in interest expense for the corresponding prior period.

STOCK OPTION COMPENSATION CHARGES. We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee and director common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the options granted. In the nine months ended June 30, 2000, $1,567,279 of G&A expense was non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at an exercise price of US$1.00 as a performance incentive, resulting in compensation cost of $523,998. In addition, we granted 170,000 options to consultants at an exercise price of US$5.00 being the market value at date of grant and recorded the fair value of these options, in the amount of $1,043,281, as consulting expense. Further, stock option compensation charges in the amount of $82,086 were recorded as sales expense based on the fair value of stock options issued or issuable to a supplier for its performance to June 30, 2000. For the nine months ended June 30, 1999, $399,445 of the G&A expense was non-cash stock option compensation and consulting charges. Compensation cost in the amount of $222,000 was recorded for the nine months ended June 30, 1999 for options to purchase 300,000 shares of our common stock granted to directors, officers and employees at an exercise price of US$1.00. In addition, we granted stock options to purchase 100,000 shares of our common stock at an exercise price of US$1.50 for consultative and other services provided by a relative of our Company's President. The fair value of these options in the amount of $177,445 has been recorded as a consulting expense. Stock option compensation charges in the amount of $116,149 were recorded as sales expense for the nine months ended June 30, 1999 based on the fair value of stock options issued to suppliers, calculated on the date the supplier completed the performance required to earn the options.

OTHER NON-CASH CHARGES. Included in the nine months ended June 30, 2000 is $26,563 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation. Included in the same period is a non-cash financing expenseof $4,241,424 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of US$2.50 per share. The fair value of the warrant was determined using a Black Scholes option pricing model. The warrant was issued in consideration of Gibralt Capital Corporation's termination of a financing agreement and its agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company. There was no corresponding financing expense in the prior period.

NET LOSS. We reported a net loss of $9,622,163 for the nine months ended June 30, 2000, up from a net loss of $1,770,907 for the nine months ended June 30, 1999. When non-cash charges, including amortization, of $6,368,893 and $684,737, are excluded from these periods, the increase is primarily attributable to the increased costs to operate approximately 14,700 subscribers in over 340 buildings for a full nine months compared to 9,800 subscribers in 140 properties for approximately 6 months of the comparable prior period.

ADJUSTMENT FOR BENEFICIAL CONVERSION. During the nine months ended June 30, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000, for total gross proceeds prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock has a beneficial conversion feature totaling $11,147,155 (US$7,725,000), measured as the difference between the conversion price most beneficial to the investor of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of cash proceeds received. In addition on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit, for gross proceeds of US$525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totaling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the nine months ended June 30, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the nine months ended June 30, 2000 in the amounts of $21,124,385 and $1.71, respectively.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUE. Our revenue for the three months ended June 30, 2000 of $310,644 was comprised of 33% SMATV revenue, 44% net programming revenue from Star Choice, 17% from digital access fees and 6% from equipment and other sales. Our revenue for the three months ended June 30, 1999 of $167,530 was comprised of 63% SMATV revenue, 26% net programming revenue from Star Choice, 10% from digital access fees and 1% from equipment and other sales. For the three months ended June 30, 2000 SMATV revenue of $103,579 represented approximately 10,600 subscribers and the set-top revenue of $192,218 represented approximately 4,100 subscribers, compared to the corresponding period with SMATV revenue of $106,392 and 8,500 SMATV subscribers acquired from 4-12 Electronics Ltd. on December 31, 1998 and set-top revenue of $59,768 representing approximately 1,400 subscribers added in the period. We also recorded interest income of $100,192 for the three months ended June 30, 2000 due to investing available funds from April 1, 2000 to June 30, 2000. There was no corresponding interest income in the three months ended June 30, 1999.

DIRECT COSTS AND SALES EXPENSES. Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 35% of revenue for the three months ended June 30, 2000, compared to 52% for the same period of the prior year with the change reflecting a higher proportion of set-top revenues in the current period. Salaries, wages, commissions and benefits make up 85% of the sales expense for the three months ended June 30, 2000, compared to 63% of the sales expenses for the three months ended June 30, 1999. The balance of 15% and 37% respectively, consisted primarily of travel, consulting, advertising and telephone expenses, which includes $17,668 in the three month period ended June 30, 2000 and $nil in the comparable period in 1999 related to non-cash stock option compensation (see below).

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses for the three months ended June 30, 2000 were $1,586,748, as compared to $401,066 for the corresponding period in 1999. This 296% increase in G&A period over period is primarily because of increased business activity. Advertising, promotion, investor relations, travel and vehicle costs were $341,059 for the three months ended June 30, 2000 or 21% of G&A, compared to $29,444 for the corresponding period in 1999, an increase of 1058%. Office, occupancy, repairs and maintenance, and telephone costs were $456,336 for the three months ended June 30, 2000 or 29% of G&A, compared to $52,418 for the corresponding period in 1999, for an increase of 771%. Wages, professional and consulting fees for the three months ended June 30, 2000 were $727,516 or 46% of G&A, up from 1999's $151,768 due to increased staffing levels. Foreign exchange gains of $140,294 and interest expense of $2,602 for the three months ended June 30, 2000 compared to $3,432 in foreign exchange loss and to $10,396 in interest expense for the corresponding period in 1999. Other non-cash charges consisted of amortization expense of $181,528 for the three months to June 30, 2000, or 11% of G&A, compared to $153,608 in 1999.

STOCK OPTION COMPENSATION CHARGES. Stock option compensation charges in the amount of $17,668 were recorded as sales expense for the three months ended June 30, 2000 based on the fair value of stock options issued to a supplier, calculated on the date the supplier completed the performance required to earn the options. In the three months ended June 30, 1999, no stock option compensation charges were recorded as sales expense.

NET LOSS. We reported a net loss of $1,908,052 for the three months ended June 30, 2000, up from a net loss of $751,984 for the three months ended June 30,1999. When the non-cash charges, including amortization, of $199,197 and $153,608, are excluded from these periods, the increase is primarily attributable to increased deployment activity and the increased costs to market and provide services to our 14,700 subscribers, compared to the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

CASH POSITION. At June 30, 2000, we had cash and cash equivalents of $6,421,488 compared to $593,267 at June 30, 1999. The increase in our cash position is mainly due to proceeds received from common and preferred share private placements. These proceeds have been used for our operating and investing activities during the three and nine months ended June 30, 2000.

OPERATING ACTIVITIES. Net cash of $4,012,130 was used in operating activities during the nine months ended June 30, 2000. The primary operating use of cash was from our net loss of $9,622,163 which was partially offset by $6,368,893 of non-cash charges, represented by $451,542 in amortization and $5,917,351 in stock option compensation charges, shares for service and value attributed to warrants recognized as financing fees. In addition, we recorded as a use of cash $758,861, from changes in working capital, mainly from a reduction of trade accounts payable. In 1999, net cash of $591,107 was used in operating activities. The primary operating use of cash in 1999 was from our net loss of $1,770,907, which was partially offset by $684,737 of non-cash charges, represented by $169,143 in amortization and $515,594 in stock option compensation charges. In addition, we recorded as a source of cash $494,994 from changes in working capital.

INVESTING ACTIVITIES. Net cash of $2,116,191 was used in investing activities during the nine months ended June 30, 2000, to purchase property and equipment. In the nine months ended June 30, 1999, we spent $2,617,320, represented primarily by $149,071 on the acquisition of SMATV subscribers and $2,468,249 on purchases of telecommunications equipment used in the reception of the digital satellite signal.

FINANCING ACTIVITIES We generated net cash of $12,506,188 from financing activities during the nine months ended June 30, 2000 as follows:

- On November 23, 1999, we completed a private placement consisting of 1,482,750 units at US$0.40 per unit, for gross proceeds of US$593,100. Each unit was comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share. At June 30, 2000, 420,000 of those units had been issued and offering proceeds of $248,102 (US$168,000) had been received.

- On January 28, 2000, we raised US$7,725,000 (net of agency fees) through a private placement of our Series A convertible preferred stock. In connection with the offering, we entered into a Registration Rights Agreement under which we agreed to file a Registration Statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the Series A convertible preferred stock for resale. A Registration Statement was filed with and declared effective by the Securities and Exchange Commission in July, 2000. In connection with the offering of Series A convertible preferred stock, we entered into an agency agreement with Haywood Securities Inc. Under that agreement, Haywood Securities Inc. agreed to provide services in connection with the issuance and sale of the Series A convertible preferred stock and the qualification of the common stock issuable upon conversion, including assisting in obtaining requisite regulatory approvals. In consideration of these services, we delivered to Haywood Securities Inc., a commission of US$618,000, paid by issuance of 247,200 Series A convertible preferred stock, a corporate finance fee of US$750,000, paid by issuance of 300,000 shares of the Series A convertible preferred stock, and a warrant to acquire an underlying warrant which is in turn exercisable into up to 309,000 shares of common stock for a period of one year at a price of US$2.50 per share.

- On February 3, 2000, pursuant to subscription agreements executed in December 1999 and January 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000. Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were $909,435 (US$625,000).

- On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of $181,100 (US$125,000).

- On February 28, 2000 and March 8, 2000 notes payable valued at $829,644 at September 30, 1999, together with accrued interest of $51,384, were converted to 997,736 shares of common stock. No proceeds were received during the period.

During the nine months ended June 30, 1999, we generated net cash of $3,746,965 from the following:

- The exercise of warrants for the purchase of 640,000 shares of common stock generated proceeds of $1,475,264.

- Net proceeds from the issuance of convertible notes payable of $826,622. Our initial funding was by way of six private demand notes bearing interest at 7.5%. We repaid the six demand notes on December 15, 1998 from warrant exercise proceeds.

- The issuance of 5,213,675 shares of our common stock to effect the acquisition of Alpha Beta Holdings, Ltd.

- The receipt on May 28, 1999 of subscriptions in the amount of $1,544,924 for 670,000 shares of common stock.

WORKING CAPITAL. As at June 30, 2000 we had working capital of $5,631,260 and at June 30,1999 we had a working capital deficiency of $742,642. Our projected operating losses and capital costs to add new subscribers and grow our business will require us to obtain further financing through private placements of debt and equity.

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

CAPITAL COMMITMENTS AND CONTINGENCIES

We have access agreements with the owners of multiple dwelling unit properties to supply our television viewing systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

RECENT EVENTS

In May 2000, the Company entered into a long-term System Operator Agreement with DIRECTV, Inc. ("DIRECTV"), a California company, which will allow us to enter the United States market. The Company's contract with DIRECTV gives the Company a share of net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

The Company will incur only the costs associated with the implementation of its services, and will not share any of DIRECTV's programming or broadcasting costs. Under the agreement, the Company may not solicit sales or provide equipment for any other direct-to-home digital satellite television services in the United States. However, the Company is not prohibited from contracting with other program providers in connection with its SMATV services. Consequently, the Company is totally dependent on DIRECTV for its digital set-top programming in the United States.

The agreement has an initial term of five years, with an automatic extension of the agreement to coincide with the termination of the longest running property access agreement. Thereafter, the agreement is renewable for an additional five-year period at the option of both parties. Either party may terminate for the other's breach, bankruptcy or unapproved assignment of the agreement. Under this agreement, the Company will establish and maintain multiple dwelling unit distribution systems in non-rural states of the United States, as defined in the agreement, and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of multiple dwelling unit properties.

As this agreement was recently executed, as of this date the Company has not derived any revenue from its alliance with DIRECTV. is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in multiple dwelling units or undertake such activities directly through retail stores, as it does for single-family television households.

In May 2000 the Company entered into a Master Purchase Sales Agreement with 3Com Corporation ("3Com") to become part of its preferred Visitor Based Network. Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. This is not an exclusive agreement, however, a portion of the Company's discount is based on purchase volume. The agreement has an initial one-year term, with automatic yearly renewals at the option of both parties with associated yearly price and discount adjustments.

With the completion of the DIRECTV agreement we began our U.S. operations during the three months ended June 30, 2000 by opening an office in New Jersey. Employees have been hired at the New Jersey location, as well as in Maryland, Massachusetts and California.

On May 12, 2000 the Company granted options to its newly appointed directors and to certain employees to purchase 347,500 common shares of the Company, of which 150,000 have an exercise price of U.S.$2.50 per share (the "Directors' options"), being a premium to the prior day's closing price of the Company's stock. The first 75,000 of the Directors' options vest immediately at the grant date and the remaining 75,000 vest one year after the grant date. The 197,500 options granted to certain employees have an exercise price of U.S.$5.00 and vest quarterly over a three year period from the grant date. All of the options granted at May 12, 2000 expire May 11, 2005.

On July 25, 2000 the Company granted options to certain employees to purchase 180,500 common shares of the Company at an exercise price of U.S.$5.00 and vesting quarterly over a three year period from the grant date. All of the options granted at July 25, 2000 expire July 24, 2005.

FUTURE CAPITAL REQUIREMENTS

The net proceeds of our recent common and preferred stock offerings should be sufficient to allow us to expand our deployment of service in Canada and to enter the U.S. market as planned during fiscal 2000. We will require additional capital in the future to fund (1) deployment of satellite TV services in excess of our expectations during fiscal 2000, (2) strategic acquisitions of existing subscriber bases or businesses, or (3) complementary services that may prove beneficial to us. We may seek funding from a combination of sources, including additional private placements of equity or debt. No assurance can be given that additional funding would be available on terms acceptable to us or at all.


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On May 12, 2000 the Company granted options to its newly appointed directors and to certain employees to purchase 347,500 common shares of the Company, of which 150,000 have an exercise price of U.S.$2.50 per share (the "Directors' options"), . The first 75,000 of the Directors' options vest immediately at the grant date and the remaining 75,000 vest one year after the grant date. The 197,500 options granted to certain employees have an exercise price of U.S.$5.00 and vest quarterly over a three year period from the grant date. All of the options granted at May 12, 2000 expire May 11, 2005.

ITEM 5.  OTHER INFORMATION

On May 12, the size of the Board of Directors was increased from three to five, Doug Hooper, Rob Dyck and Ted Boyle were appointed to the Board of Directors

On July 25, 2000 Robert A. Biagioni tendered his resignation as Corporate Secretary and the Board of Directors appointed Brad Holmstrom as Corporate Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

             Exhibit 27                     Financial Data Schedule


      (b) Reports on Form 8-K.

              None.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MDU COMMUNICATIONS INTERNATIONAL, INC.



/s/ Robert A. Biagioni
Principal Financial and Chief Accounting Officer
Dated August 10, 2000