Form 10KSB
period 2000-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2000-12-22
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000, or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)
108 - 11951 Hammersmith Way, Richmond, B.C., Canada V7A 5H9 (Address of Principal Executive Offices) (Zip Code)
Issuer's telephone number, including area code: (604) 277-8150

    Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered

    Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were CDN$1,411,567 (US$947,869).

    The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on November 30, 2000, was $9,027,994.

    As of November 30, 2000 there were 17,387,620 shares of common stock outstanding and no other outstanding classes of a common equity security.

    Transitional Small Business Disclosure Format (check one):

Yes / /  No /x/

PART I

    Exchange Rates. All dollar amounts herein are stated in US dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of fiscal year 2000 and the average rate of exchange during the fiscal year, based on the Bank of Canada average noon spot rate of exchange:

Fiscal Year Ending September 30, 2000
Rate at end of fiscal year:	1.5035
Average rate for fiscal year:	1.4892

Item 1—Description of Business

    Our Canadian operating company, MDU Communications Inc. ("MDU Canada"), was incorporated in March 1998. In November 1998, MDU Canada's shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it "MDU Communications International, Inc." Alpha Beta was incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998.

    In April 1999, we reincorporated in Delaware. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation ("MDU USA") to conduct business in the U.S. We now operate as a holding company with MDU Canada and MDU USA as our wholly-owned subsidiaries.

    Our common stock currently trades under the symbol "MDTV" on the OTC Bulletin Board.

    Our principal executive offices are located at 108-11951 Hammersmith Way, Richmond, British Columbia, Canada V7A 5H9 and our telephone number is (604) 277-8150. Our website is located at "www.mduc.com".

    We provide digital satellite television services to residents of multi-dwelling unit properties ("MDUs"). MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels, and other properties having multiple units located within a defined area.

    We offer two types of digital television services, digital set-top television services and private cable services, to the residents of MDUs. We provide our services under access agreements with MDU property owners. Many of these agreements give us the exclusive right to provide digital satellite television services to the residents of the MDU properties.

    We have entered into a long-term agreement with Star Choice Communications Inc. ("Star Choice") to establish and maintain distribution systems and sell Star Choice satellite programming packages to the residents of Canadian MDU properties. Star Choice is one of the only two satellite broadcasters licensed to operate in Canada.

    We have recently entered into a similar arrangement with DirecTV, Inc. ("DirecTV"), a United States provider of satellite television programming, under which we are now providing our digital set-top services to MDUs in the United States. DirecTV is the largest satellite broadcaster operating in the United States.

    We earn our revenue through the sale of digital satellite television programming packages to the MDU residents. In our digital set-top systems, we earn digital access fees and a percentage of the fees charged subscribers by Star Choice or DirecTV. In our private cable systems, our earnings result from the difference between the wholesale price charged to us by program providers and the price we charge for the programming package.

    We provide and install our television viewing infrastructure into MDU properties at our cost. This includes installation of a digital television satellite dish, off-air antennae, internal wiring, and signal routing and decoding equipment, including television set-top boxes.

    We have been providing our digital satellite television services in Canada since November 1998 and in the United States since July 1999. As at September 30, 2000, we had approximately 15,300 digital satellite subscribers in 200 properties throughout Canada and the United States.

    Recently, we have begun offering security monitoring services to residents of our MDU properties, using the existing or our installed infrastructure. We have entered into a three-year agreement with ADT Security Services Canada, Inc. under which we are authorized to resell their service in exchange for an up-front subscriber fee and a revenue sharing fee.

    Finally, we began offering high-speed Internet access services in July 2000. We have created broadband Internet service specifically designed for MDU residences. In May of 2000 we entered into a strategic agreement with 3Com Corporation under which we purchase software and hardware, with preferential pricing, which is particularly suited to MDU applications.

OUR STRENGTHS

    In addition to the high quality of our digital television viewing programming and the choices that our products offer to MDU residents, we believe that our access agreements with MDU property owners and our strategic alliances represent significant competitive and business strengths.

Access Agreements

    Our access agreements with the owners of MDU properties grant us exclusive rights to provide digital satellite television services at an MDU property for a minimum term of five years and a right of first refusal for all other new telecommunications services. However, our access agreements generally do not bind us to deploy our service within any particular time during the term or at all. This gives us the flexibility to deploy only on those properties that, after our preliminary market research, we determine meet our profitability criteria. There is no penalty to us if we decide not to deploy on a property, and we may still decide to deploy on the property at some later point during the agreement term if the economics become favourable.

    In Canada to date we have not been required to pay access fees to MDU owners, except in a limited number of properties. However, in the U.S. MDU marketplace access fees are common for exclusive access agreements and generally consist of an initial payment or residual fees, or some combination of both. Following the U.S. trend, we anticipate that increases in competition will cause us to pay access fees to property owners for exclusive access at some point in the future in both Canada and the U.S.

    As at September 30, 2000, we had deployed on or had access agreements or letters of intent to service approximately 400 MDU properties. We believe the fact that we have obtained flexible long-term exclusive access agreements will give us a significant advantage over future competitors.

Strategic Alliance With Star Choice

    In August 1998, we entered into a long-term System Operation Agreement with Star Choice. Under this agreement, we establish and maintain distribution systems in MDUs throughout Canada, and act as a commissioned sales agent for the marketing of Star Choice programming to the residents of our Canadian MDU properties. We incur only the costs associated with implementation of our services and do not pay any of Star Choice's programming or broadcasting costs.

    Under our Star Choice agreement, we may not maintain distribution systems or market digital satellite television services for other program providers in Canada. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. Consequently, we are totally dependent on Star Choice for our digital set-top programming in Canada. During the fiscal year ended September 30, 2000, revenues from Star Choice were 48% of our total revenues. Star Choice is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through its retail stores, as it does to single-family television households.

    Our agreement with Star Choice automatically renews at the end of the initial ten-year term ending August 27, 2008 for two successive five-year terms unless either party gives notice of termination 60 days before the end of any term. Either party may terminate for the other's breach, bankruptcy or unapproved assignment of the agreement. In addition, Star Choice may terminate the agreement at any time if (1) the terms of Star Choice's license from the CRTC prohibit or materially impair its ability to provide programming to us, or (2) it is determined that we do not have the authority to perform our obligations under the agreement.

Strategic Alliance With DirecTV

    In May 2000, we entered into a long-term System Operator Agreement with DirecTV. Under this agreement we are able to establish and maintain MDU distribution systems in non-rural states of the United States (as identified in the agreement) and act as a commissioned sales agent for the marketing of DirecTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DirecTV's programming or broadcasting costs.

    Under the DirecTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television services in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. Consequently, we are totally dependent on DirecTV for our digital set-top programming in the United States. During the fiscal year ended September 30, 2000, revenues from DirecTV were less than 1% of our total revenues. DirecTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

    Our agreement with DirecTV runs for an initial term of five years, with an automatic extension of the entire agreement to coincide with the termination of our longest running property access agreement. Thereafter, the agreement is renewable at an additional five-year period at the option of both parties. Either party may terminate for the other's breach, bankruptcy or unapproved assignment of the agreement.

Strategic Alliance With 3Com Corporation

    In May 2000, we entered into a non-exclusive Master Purchase Sales Agreement with 3Com Corporation to become part of their preferred Visitor Based Network (VBN) in order to provide broadband Internet products, systems and value added services, through our new high-speed Internet service to our MDUs. 3Com has selected us to participate in a direct purchasing agreement as a result of our mutual interest in developing closer working relationships with application service providers involved in developing emerging market opportunities. We believe that 3Com's technology and advanced system solutions will allow us to expand and deploy our high-speed Internet service to residents of our MDU properties more cost effectively, but with better performance, than our competitors.

    Under our agreement with 3Com, we will receive preferred pricing and discounts based partially on purchase volume for equipment needed to support our new high-speed Internet services and access to strategic technology that will allow us to deploy the latest in 3Com's high-speed broadband Internet and VBN system solutions in our MDUs. This equipment and these systems and services are simple to deploy as they require no special construction or wiring because existing telephone wires in buildings are used.

    Our agreement with 3Com runs for an initial term of one year with automatic yearly renewals at the option of both parties with associated yearly price and discount adjustments.

MARKET

    The North American MDU marketplace represents a large niche market of potential telecommunications customers. As of March 2000, there were over four million MDU television households in Canada out of a total of 11.8 million television households. In the United States, there were over 25 million MDU television households out of a total of 100 million television households. Our goal is to become a significant provider of bundled MDU products and services, using products and services that are available in the marketplace, to the North American MDU marketplace.

    Historically, the MDU market has been served almost exclusively by local cable television operators. Generally, these providers used analog technology and MDU residents could not access digital or competitive services. Many cable companies have begun the process of upgrading to a digital signal, however, this transition will require significant capital outlays and time to complete.

    We believe that today's MDU market offers us a very good business opportunity because:

  •
  Advances in communications and information technology have created a large demand for new state-of-the-art services such as digital satellite television.

  •
  Regulatory changes in Canada and the United States authorizing the provision of digital satellite television services has given television viewers the opportunity to choose the provider of their television programming based on quality of signal, cost and variety of programming.

  •
  Our marketing program focuses on that choice and the benefits of using satellite television programming over cable programming.

  •
  There is a significant percentage of MDU households that are either not served or are under-served by either cable television providers or the digital satellite television program providers.

  •
  To date, Star Choice, DirecTV and other digital satellite television program providers have focused primarily on the single family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in MDU properties.

COMPETITION

    The home entertainment and video programming industry is highly competitive, and we expect competition to intensify in the future. In both Canada and the U.S., we face our most significant competition from hard-wire cable operators. In addition, our competition includes other DTH providers, wireless cable, off-air broadcasters, and the home video cassette industry.

    Our competitors generally have greater financial, technical, marketing and other resources, including brand or corporate name recognition, than we do. In addition, a continuing trend towards business combinations and alliances in the industry may create significant new competitors with resources far greater than ours. These combined entities may provide bundled packages of television services that compete directly with the services we offer. These entities may also offer services sooner and at more competitive rates than we do. There is no assurance that we will compete successfully with our current or future competitors.

    Other DTH Providers.  Due to the unique characteristics required to effectively serve the MDU digital television viewing market, we are not aware of any other companies that provide digital satellite television viewing systems on a national scope in either Canada or the U.S. We do face competition from local and regional providers of DTH services, and also occasionally from Star Choice or ExpressVu or other DirecTV operators who agree to service an MDU in their area. In addition, ExpressVu has recently announced that it will begin actively marketing its services directly to MDUs in the Toronto area and we expect this deployment to expand to other metropolitan markets in the future. However, in the U.S., Echostar currently does not service the MDU market and DirecTV only serves it through other system operators such as us. We expect that the lack of a national-level competitor will change over time, but believe that our direct marketing program and our favourable agreements with Star Choice and DirecTV will make it difficult for new entrants to the North American MDU market to compete effectively with us, at least initially. However, we recognize that this window of opportunity may not remain open indefinitely.

    Hardwired Cable Systems.  Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. In Canada, traditional cable companies dominate the market, serving an estimated 70% of the 11.8 million Canadian television households. However, within the last few years, the CRTC has implemented a number of reforms to increase competition in the marketplace. In the U.S., the traditional cable companies serve an estimated 78% of the 100 million U.S. television households.

    The majority of cable operators currently use analog technologies which produce inferior quality video and sound compared to digital technologies. Many cable operators have begun the process of upgrading to a digital signal, however, this transition requires significant capital outlays and time to deploy. Cable operators are also beginning to offer telephony, although the use of integrated facilities remains primarily experimental. In the meantime, we believe that DTH providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal and up to 200 video and audio channels at a comparable price to most cable operators' current service.

    Off-Air Broadcasters.  The majority of North American households which are not serviced by cable operators are either unserviced or are serviced only by broadcast networks and local television stations ("off-air broadcasters"). Off-air broadcasters send signals through the air which are received by traditional television antennas at the customer's property. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

    Wireless Cable Systems (Multi-Channel Multi-Point Distribution Services (MMDS)).  MMDS systems are a hybrid of cable transmission and off-air broadcasting. MMDS was developed as an alternative where hard-wired cable systems are unavailable or not possible. MMDS programming is transmitted by local cable operators in a scrambled form through the air via microwave frequencies to a small microwave dish at the subscriber's property, which converts the signal to a frequency band used by standard cable services. However, this system generally requires a direct "line-of-sight" from the transmission facility to the subscriber's receiving dish, which limits its range and capability of being received. There are very few MMDS providers operating in North America and they serve regional markets only.

GOVERNMENTAL REGULATION

Canada

    Regulation of our Business.  Canada's Broadcasting Act and Telecommunications Act are implemented by the Canadian Radio-television and Telecommunications Commission (CRTC). The

CRTC regulates all matters relating to broadcasting and telephony, whether cable or wireless, ranging from program content, local and long distance telephony, broadcasting delivery infrastructure and pricing, except Internet services which are not yet regulated. Our program providers, such as Star Choice, must operate in accordance with the Telecommunications Act, Broadcasting Act and CRTC imposed "conditions of license." The current term of Star Choice's license from the CRTC expires on August 31, 2002. Since Star Choice is our primary source of programming, we would be adversely affected if Star Choice were to encounter regulatory difficulties or if its license is not renewed by the CRTC. As a programming reseller, we are not regulated by the CRTC. In addition, under a CRTC license exemption, we can provide MDU residents with off-air antennae for the receipt of local television broadcasting not carried by Star Choice, so long as the distribution system inside the building is owned and controlled by the MDU property owner. Our access agreements that provide for local television access are designed to comply with this exemption.

    Potential Pricing Deregulation.  Over the last few years, the CRTC has issued public notices stating that it anticipates deregulation of pricing in the broadcasting industry once a competitive market has been achieved. The CRTC currently defines the achievement of a competitive market as occurring when the number of subscribers lost by incumbent cable companies exceeds 5%. To date, pricing has not been deregulated. While the CRTC does not regulate the rates charged by Star Choice to its customers or by us to our customers, deregulation of broadcast industry pricing generally could affect the prices that we can charge, which could have an adverse effect on our business.

    Regulation of Wire Ownership.  The CRTC has recently enacted regulations opening the use of MDU inside wires to all competitors, regardless of ownership of the inside wires. A nominal "lease" fee to the cable owner for use of the inside wire is being currently established by the CRTC. Such fee should not have a materially affect on our business. The CRTC has also recently ordered the incumbent cable television operators to abide by a policy of non-interference with new entrants and to assist with the transfer of its customers to a new entrant within 24 hours of receiving such notice. These regulatory changes have created the opportunity for us to quickly install and connect our new cable distribution systems to the inside wire of each MDU subscriber's suite in order to provide Star Choice programming and other services in direct competition with the incumbent cable company.

United States

    Regulation of our Business.  We are not directly subject to rate regulation or certification requirements by the Federal Communications Commission (FCC), the Telecommunications Act of 1996 or state public utility commissions because our equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. However, our program provider, DirecTV, is subject to certain types of federal, state and local regulation.

    Federal Regulation of our Satellite Television Business.  As a resale agent for DirecTV, we are not subject to regulation as a direct broadcast satellite (DBS) provider, but rely upon DirecTV to procure all necessary re-transmission consents and other programming rights under Communications Act of 1934 and the Copyright Act. To the extent that we may also elect to provide our MDU customers with transmission of signals not currently available via satellite, our offering of these services may be subject to compulsory copyright filings with the U.S. Copyright Office, although we do not expect the licensing fees to have a material adverse effect on our business. Our systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Communications Act of 1934. Because we are subject to minimal federal regulation, have fewer programming restrictions, greater pricing freedom and are not required to serve any customer whom we do not choose to serve, we have significantly more competitive flexibility than do the franchised cable systems. We believe that these regulatory advantages help to make our satellite television systems competitive with larger franchised cable systems.

    State and Local Cable System Regulation.  We do not anticipate that our deployment of satellite television services will be subject to state or local franchise laws primarily due to the fact that our facilities do not use or traverse public rights-of-way. Although we may be required to comply with state and local property tax, environmental laws and local zoning laws, we do not anticipate that compliance with these laws will have any material adverse impact on our business.

    State Mandatory Access Laws.  A number of states have enacted mandatory access laws that generally require, in exchange for just compensation, the owners of rental apartments (and, in some instances, the owners of condominiums) to allow the local franchise cable television operator to have access to the property to install its equipment and provide cable service to residents of the MDU. Such state mandatory access laws effectively eliminate the ability of the property owner to enter into an exclusive right of entry with a provider of cable or other broadcast services. In addition, some states have anti-compensation statutes forbidding an owner of an MDU from accepting compensation from whomever the owner permits to provide cable or other broadcast services to the property. These statutes have been and are being challenged on constitutional grounds in various states. These state access laws may provide both benefits and detriments to our business plan should we expand significantly in any of these states. We would not significantly expand in any state whereby such laws would adversely affect our business plan.

    Preferential Access Rights.  We generally negotiate exclusive rights to provide satellite services singularly, or in competition with competing cable providers, and also negotiate "rights-of-first-refusal" to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC has recently issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties, though it deferred determination in a pending rulemaking whether to render existing exclusive access agreements unenforceable, or to extend this prohibition to residential MDUs due to an inadequate administrative record. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, there can be no assurance that it will not attempt to do so. Any such action may undermine the exclusivity provisions of our rights of entry on the one hand, but would also open up many other properties to which we could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners' ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

    Regulation of our High-Speed Internet Business.  Information service providers (ISPs), including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, it has been suggested that certain telephone-to-telephone services provided by ISPs using the Internet backbone may be reclassified as "telecommunications services" and subject to regulation. Any such change may affect demand for Internet related services, which we intend to provide. There also have been efforts at the federal and state level to impose taxes and other burdens on ISPs and to regulate content provided via the Internet. These efforts have not generally been upheld when challenged in court. Nonetheless, we expect that proposals of this nature will continue to be debated in Congress and state legislatures in the future. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

EMPLOYEES

    The Company had 113 full time employees and two full time contractors as of September 30, 2000. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2—Description of Property

    Our headquarters are in Richmond, British Columbia, where we centralize our corporate administrative functions. The office is home to our senior management team, call center, and subscription management system. We also maintain offices in Dartmouth, Nova Scotia to service the Halifax, Nova Scotia area, in Mississauga, Ontario to service the metropolitan Toronto area, and in Winnipeg, Manitoba to service the Prairie provinces. Our sales representatives in Calgary, Edmonton, Quebec and London, Ontario work out of their homes. In March 2000, we began operations in the US establishing an office in New Jersey and later in San Francisco and Chicago in June 2000 and October 2000, respectively. Our sales representatives in Massachusetts and Maryland work out of their homes.

    We currently lease all of our facilities, except where individuals work out of their homes. The table below describes each of our offices and the basic terms of our leases:

Location	Office Type	Sq ft	Lease Expiration
Richmond, British Columbia (three leases)	Executive, Sales & Administration Offices	6,070	December 31, 2001
Dartmouth, Nova Scotia	Sales Office	400	month-to-month
Winnipeg, Manitoba	Sales Office	1,900	August 31, 2002
Mississauga, Ontario	Sales Office	1,559	July 31, 2004
Totowa, New Jersey	Administration and Sales Offices	8,372	July 31, 2002
San Francisco, California	Administration and Sales Offices	850	month-to-month
Chicago, Illinois	Sales Office	200	month-to-month

Item 3—Legal Proceedings

    From time to time, we may be subject to legal proceedings, which could have a material adverse effect on our business. The following are summaries of currently pending legal proceedings.

Shaw Cablesystems Ltd. commenced a lawsuit against us in the Court of Queen's Bench of Alberta, Judicial District of Edmonton, on June 25, 1999. Shaw alleges that our opening of junction boxes constitutes trespass on their properties and seeks interim and permanent injunctive relief, damages of $CDN2,000,000, interest and costs. Shaw has agreed with us that no further steps will be taken in this legal proceeding until we have completed our negotiations with Shaw with respect to customer connection procedures. If the negotiations are unsuccessful and Shaw prevailed in this litigation, we would be materially adversely affected.

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

Rogers Cablesystems. The Company has received letters from counsel for Rogers Cablesystems ("Rogers") threatening legal action based on certain activities allegedly done by the Company. The

Company's solicitors have replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company continues to negotiate with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues.

Item 4—Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders during the fiscal year ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

    The statements contained in this Part I that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 6, Management's Discussion and Analysis, and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK

    The Company's common stock is not traded on a national securities exchange or the Nasdaq Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "MDTV" since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 1998	$1.56	$1.31
March 31, 1999	$2.69	$1.44
June 30, 1999	$2.38	$1.06
September 30, 1999	$1.72	$0.63
December 31, 1999	$1.88	$0.31
March 31, 2000	$9.00	$2.13
June 30, 2000	$6.75	$1.53
September 30, 2000	$2.50	$0.81

    These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    As of November 30, 2000, the Company had approximately 67 holders of record of its shares of common stock.

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

UNREGISTERED SECURITIES SALES

    Sales of securities during the fiscal year ended September 30, 2000 without registration under the Securities Act of 1933, as amended ("1933 Act"), were as follows:

A.  Preferred Stock

    In January 2000, the Company issued 3,090,000 shares of Series A convertible preferred stock for $7,725,000 to 37 accredited investors. Haywood Securities Inc. acted as placement agent and received (a) 247,200 shares of Series A convertible preferred stock as payment of a $618,000 commission, (b) 300,000 shares of Series A convertible preferred stock as a $750,000 corporate finance fee, and (c) warrants to acquire 309,000 shares of common stock for a period of one year at a price of $2.50 per share. Each of these issuances were made without registration under Rule 506 under Regulation D ("Rule 506"). The common stock issuable upon conversion of the Series A convertible preferred stock and the shares underlying the warrants were registered with Securities and Exchange Commission under a Form SB-2 which became effective on July 19, 2000.

    As at November 30, 2000, 3,492,000 shares of Series A convertible preferred stock had converted into 4,015,800 shares of common stock and 145,200 shares of Series A convertible stock were issued and outstanding and convertible into 166,980 shares of common stock.

B.  Common Stock

    October 1999/January 2000: Pursuant to an agency agreement with Canaccord Capital Corporation, the Company issued 100,000 shares of common stock as a corporate finance fee. When the agency agreement was terminated in January 2000, the Company cancelled the previously issued shares and issued 50,000 shares of common stock to Canaccord as final settlement for their services. These issuances were made without registration under Section 4(2) of the Securities Act of 1933 "1933 Act". No commissions were paid in connection with these transactions. These shares of common stock were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

    November 1999 (Unit Offering): The Company sold 1,482,750 units comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share, for $0.40 per unit. These sales were made without registration under Regulation S of the 1933 Act ("Regulation S"). Commissions totaling $CND19,520 were paid to National Bank Financial and Claymore Holdings. These shares of common stock and the shares underlying the warrants were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

    February 2000: The Company sold 125,000 shares of common stock for $0.80 per share under subscription agreements executed in December 1999 for gross proceeds of $100,000. These sales were made without registration under Regulation S. No commissions were paid in connection with these transactions. These shares of common stock were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

    February 2000 (Unit Offering): The Company sold 699,999 units comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $1.00 per share, for $0.75 per unit, for gross proceeds of $525,000, under subscription agreements executed in December 1999 and January 2000. These transactions were made without registration under Regulation S. No commissions were paid in connection with these transactions. These shares of common stock and the shares underlying the warrants were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

C.  Warrants

    March 2000: The Company issued a warrant for 750,000 shares of common stock exercisable at $2.50 per share for two years pursuant to a mutual release and agreement with Gibralt Capital Corporation. This issuance was made without registration under Section 4(2) of the 1933 Act. No commission was paid in connection with this warrant. The shares of common stock underlying these warrants were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

D.  Options

    Supplier Plan: In March 2000, we issued five-year options to purchase 26,115 shares of common stock at prices from $1.75 to $2.00 per share to a supplier pursuant to the 1998/99 Suppliers Option Plan earned to September 30, 1999. These options were made to non-U.S. persons without registration under Section 4(2) of the 1933 Act. These shares of common stock underlying these options were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

    2000 Incentive Stock Option Plan: In February 2000, we granted five-year options under our 2000 Incentive Stock Option Plan as follows: (a) options to purchase 90,276 shares of common stock at $1.00 per share were granted to employees for services rendered up to September 30, 1999 and (b) options to purchase 2,785,084 shares of common stock at $5.00 per share were granted to directors, officers, employees and consultants.

    In May 2000, we granted five-year options under our 2000 Incentive Stock Option Plan as follows: (a) options to purchase 150,000 shares of common stock at $2.50 per share were granted to external directors and (b) options to purchase 197,500 shares of common stock at $5.00 per share were granted to officers and employees.

    In July 2000, we granted five-year options under our 2000 Incentive Stock Option Plan to purchase 180,500 shares of common stock at $5.00 per share to certain officers and employees.

    The common stock issuable under the 2000 Incentive Stock Option Plan was registered on Form S-8 filed in September 2000.

    In October 2000, the Board of Directors accepted the recommendation of its compensation committee to re-price, at US$2.00 per share, the exercise price of all options previously granted at US$5.00 per share under the 2000 Incentive Stock Option Plan.

E.  Convertible Promissory Notes

    Two convertible promissory notes, one in the principal amount of Cdn$250,000, due August 15, 1999, and the other in the principal amount of $327,500 due September 15, 1999, were issued to one non-U.S. investor. Both notes accrued interest at 8.75%. The Cdn$250,000 note was convertible into common stock at any time prior to the maturity date at a conversion price of $2.00 per share. The $327,500 note was convertible into common stock at a conversion price of $1.75 per share. Both notes were extended on October 19, 1999 until June 30, 2000, on similar terms except the conversion price on both notes was amended to $0.625 per share. In March 2000, outstanding principal of Cdn$250,000 and $327,500, together with interest of Cdn$20,293.50 and $21,313.40, was converted into 855,337 shares of common stock at a conversion price of $0.625 per share. These issuances were made without registration under Section 4(2) of the 1933 Act. No commissions were paid in connection with these issuances. These shares of common stock were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

    May/June 1999: Two convertible promissory notes in the aggregate principal amount of $65,000 and both due on August 31, 1999, were issued to one accredited, sophisticated investor. The two notes were replaced by a single convertible promissory note in the principal amount of $65,000 due on February 28, 2000 and bearing interest at 9%. The replacement note is convertible into common stock at any time prior to maturity at a conversion price of $0.50 per share. In February 2000, these notes were converted into 142,399 shares of common stock upon conversion of the $65,000 promissory note plus interest of $6,199.70, at a conversion price of $0.50 per share. These issuances were made without registration under Section 4(2) of the 1933 Act. No commissions were paid in connection with these issuances. These shares of common stock were registered with the Securities and Exchange Commission under a Form SB-2 which became effective July 19, 2000.

Item 6—Management's Discussion and Analysis

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. Our consolidated financial statements and their respective notes have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in Canada. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated in the forward-looking statements.

OVERVIEW

    We provide digital satellite television services to residents of multi-dwelling unit properties ("MDUs"). MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels, and other properties having multiple units located within a defined area.

    The North American MDU marketplace represents a large niche market of potential telecommunications customers. As of March 2000, there were over 4 million MDU television households in Canada out of a total of 11.8 million television households. In the United States, there were over 25 million MDU television households out of a total of 100 million television households. Our goal is to become a significant provider of bundled MDU products and services, using products and services that are available in the marketplace, to the North American MDU marketplace.

    We offer two types of digital television services, digital set-top television services and private cable services. We provide our services under access agreements with MDU property owners. Many of these agreements give us the exclusive right to provide digital satellite television services to the residents of the MDU properties.

    We have entered into a long-term agreement with Star Choice Communications Inc. ("Star Choice") to establish and maintain distribution systems and sell Star Choice satellite programming packages to the residents of Canadian MDU properties. Star Choice is one of the only two satellite broadcasters licensed to operate in Canada. We have been providing our digital satellite television services in Canada since November 1998.

    We have recently entered into a similar arrangement with DirecTV, Inc. ("DirecTV"), a United States provider of satellite television programming, under which we are now providing our digital set-top services to MDUs in the United States. DirecTV is the largest satellite broadcaster operating in the United States.

    We earn our revenue through the sale of digital satellite television programming packages to the MDU residents. In our digital set-top systems, we earn digital access fees and a percentage of the fees charged subscribers by Star Choice or DirecTV. In our private cable systems, our earnings result from the difference between the wholesale price charged to us by program providers and the price we charge for the programming package.

    Recently, we began offering security-monitoring services to residents of our MDU properties, using the existing or our installed infrastructure. We have entered into a three-year agreement with ADT Security Services Canada, Inc. under which we are authorized to resell their service, in certain Canadian markets, in exchange for an up-front subscriber fee and a revenue sharing fee.

    We also began offering high-speed Internet access services in July 2000. In May 2000, we entered into a strategic agreement with 3Com Corporation under which we purchase Internet software and hardware on preferential terms, which is particularly suited to MDU applications.

    Finally, we are in the process of developing networks that will support Voice Over IP (VOIP) and long distance telephony services. VOIP is technology that enables voice traffic to be transported over the Internet. The service will be offered within properties where we have deployed our broadband service and may result in additional revenue streams for the Company.

    As at September 30, 2000, we had approximately 15,341 digital satellite subscribers, 82 Internet subscribers, and 75 security subscribers in 217 properties throughout Canada and the United States.

    We have incurred operating losses since our inception and do not expect to generate profitable operations until fiscal 2002 or later. Our funding of operating expenses, working capital and capital commitments is dependent upon our ability to raise financing through public and private placements of both equity and debt securities, in addition to revenue from operations.

RESULTS OF OPERATIONS

Year Ended September 30, 2000

    Net Loss.  The Company reported a net loss of CDN$11,858,546 for the year ended September 30, 2000 (1999—CDN$2,525,660). The increase in net loss from 1999 is due primarily to two factors. Firstly, included in the net loss are non-cash charges of CDN$5,925,587 (described below) (1999—CDN$515,594). Secondly, sales expenses and general and administrative (G&A) expenses have increased as we built out our operations. After the non-cash charges above, our largest expense is salaries, wages and benefits. During the year, we increased our permanent full-time staff from 32 to 113 employees. The increase in sales and G&A costs supported the expansion of operations into the United States and eastern Canada. The increase in sales and G&A costs also supported our delivery of new services in the Internet and security-monitoring markets. Finally, the increase in sales and G&A costs enabled us to build a customer service function to support our increasing subscriber base. As at September 30, 2000, we had approximately 15,341 digital satellite subscribers (1999—11,600), 82 Internet subscribers (1999—nil), and 75 (1999—nil) security subscribers, in 217 (1999—135) properties throughout Canada and the United States. 156 (1999—nil) of the digital satellite subscribers are US residents subscribing to DIRECTV.

    Revenues.  Our revenue for the year ended September 30, 2000 of CDN$1,411,567 (1999—CDN$566,698) was comprised of 39% net programming revenue, 37% SMATV and Private Cable revenue and 24% from digital access fees and other revenue (1999—69% SMATV and Private Cable revenue, 20% net programming revenue from Star Choice and 11% from digital access fees). The increase in revenue from 1999 is primarily due to an increase in the number of subscribers. SMATV and Private Cable revenue represented approximately 10,456 (1999—8,700) subscribers. The net programming revenue represented approximately 4,885 (1999—2,900) subscribers. We also earned interest income of CDN$235,952 (1999—nil) due to short-term cash investments. Revenue from operations in the United States was less than 1% of total revenue.

    Direct Costs.  Direct costs of CDN$738,782 are primarily comprised of SMATV and Private Cable programming and maintenance costs.

    Sales Expenses.  Salaries, wages, commissions and benefits make up 70% (1999—35%) of the CDN$2,187,267 (1999—CDN$1,351,389) total sales expenses. The 100% increase in salaries, wages, commissions and benefits from 1999 is primarily due to increased employee levels to support the sales and marketing function. The increase in staff levels not only corresponds to an increase in sales from 1999, but also reflects the expansion of our operations into the United States and eastern Canada in 2000. The remaining 30% (1999—65%) balance of sales expense is primarily travel, advertising and telephone expense.

    General and Administrative Expenses.  Stock option compensation and non-cash charges (excluding amortization) comprise CDN$5,925,587 (1999—CDN$515,594) or 56% (1999—37%) of the total CDN$10,580,016 (1999—CDN$1,401,399) G&A expenses for the year-ended September 30, 2000. These are described in detail below. The CDN$4,654,429 (1999—CDN$886,005) balance of the G&A expenses, excluding non-cash charges is primarily comprised of the following:

$CDN	Year ended September 30, 2000—% of G&A	Year ended September 30, 1999—% of G&A
Wages	$1,549,805—15%	$297,834—21%
Professional fees	$772,559—7%	$130,114—9%
Amortization	$739,424—7%	$195,260—14%
Office	$592,501—6%	$54,103—4%
Travel	$327,726—3%	$38,826—3%

    The overall increase in G&A expenses from 1999 relates to the increase in business activity, the build out of our Customer Service, Finance, Information Technology and Administration functions, and the expansion of our operations into the United States and eastern Canada. Specifically, the increase in wages from 1999 corresponds to an increase in our permanent full-time staff from 32 to 113 employees. The increase in professional fees relates primarily to legal and accounting fees attributable to SEC regulatory filings. The increase in amortization from 1999 corresponds to the increase in telecommunications equipment related to subscriber acquisitions. The increase in office, travel and all other G&A expenses corresponds primarily to the increased staff levels and the opening of three new offices in the United States, a new office Toronto, and the planning for a new office in Montreal.

    Stock Option Compensation Charges.  We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee and director common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the options granted. For the year ended September 30, 2000, CDN$1,684,163 of G&A expense was non-cash stock option compensation and consulting charges. In the year, we granted 90,276 options to officers and employees at an exercise price of US$1.00 as a performance incentive, resulting in compensation cost of CDN$523,998. In addition, we granted 170,000 options to consultants at an exercise price of US$5.00 being the market value at date of grant and recorded the fair value of these options, in the amount of CDN$1,069,843, as consulting expense. Further, stock option compensation charges in the amount of CDN$90,322 were recorded as sales expense based on the fair value of stock options issued or issuable to a supplier for its performance to September 30, 2000. For the year ended September 30, 1999, CDN$399,445 of G&A expense was non-cash stock option compensation and consulting charges. Compensation cost in the amount of CDN$222,000 was recorded for the year ended September 30, 1999 for options to purchase 300,000 shares of our common stock granted to directors, officers and employees at an exercise price of US$1.00. In addition, we granted stock options to purchase 100,000 shares of our common stock at an exercise price of US$1.50 for consultative and other services provided by a relative of our Company's President. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense. Stock option compensation charges in the amount of CDN$116,149 were recorded as sales expense for the year ended September 30, 1999 based on the fair value of stock options issued to suppliers, calculated on the date the supplier completed the performance required to earn the options.

    Other Non-Cash Charges.  Included in the year ended September 30, 2000 is a non-cash financing expense of CDN$4,241,424 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of US$2.50 per share. The fair value of the warrant was determined using a Black Scholes option-pricing model. The warrant was issued as consideration for Gibralt's termination of an exclusive right to provide financing. The parties also agreed to negotiate in good faith a new financing agreement with terms more favorable to the Company. No subsequent financing agreement has been concluded. The terminated financing arrangement allowed Gibralt Capital to be the Company's exclusive provider of debt financing until 2008 and established terms for the Company to lease set-top boxes from Gibralt. There was no corresponding financing expense in the prior years. Also included in the year ended September 30, 2000 is CDN$26,563 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation.

    Adjustment for beneficial conversion.  During year ended September 30, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of US$2.50 per share in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000, for total gross proceeds prior to expenses of the issue, of US$9,093,000. The Series A convertible preferred stock were immediately convertible, at the option of the holder. The Series A convertible preferred stock has a beneficial conversion feature totaling CDN$11,147,155 (US$7,725,000), measured as the difference between the conversion price most beneficial to the investor of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of cash proceeds received. In addition, on February 3, 2000, we completed a private placement consisting of 699,999 units at US $0.75 per unit, for gross proceeds of CDN$766,450 (US$525,000), based on subscriptions received in December 1999 and January 2000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The warrants also have a beneficial conversion feature totalling CDN$355,047, measured as the difference between the conversion price of US$1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized on the Consolidated Statement of Operations as an increase in the loss attributable to common shareholders and in the calculation of basic loss per share for the year ended September 30, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the year ended September 30, 2000 in the amounts of CDN$23,360,768 and CDN$1.87, respectively.

Year Ended September 30, 1999

    Net Loss.  The Company reported a net loss of CDN$2,525,660 for the year ended September 30, 1999. The increase in net loss compared to the six-month inception period is primarily attributable to the increased costs to service over 11,600 subscribers for a full year.

    Revenues.  The 1999 fiscal year's revenue of CDN$566,698 was comprised of 69% SMATV and Private Cable revenue, 20% net programming revenue from Star Choice and 11% from digital access fees. SMATV and Private Cable revenue represented approximately 8,700 subscribers, most of who had been added by January 1999. The net programming revenue from Star Choice represented approximately 2,900 subscribers who were acquired over the last 9 months of the fiscal year.

    Direct Costs.  Direct costs of CDN$339,570 are primarily comprised of SMATV and Private Cable programming and maintenance costs and are 60% of net revenue.

    Sales Expenses.  Salaries, wages, commissions and benefits make up 35% of the CDN$1,351,389 total sales expenses. In-suite marketing represents 26% of the total sales expenses and the balance of 39% is primarily travel, advertising and telephone expense.

    General and Administrative Expenses.  General and administrative (G&A) expenses of CDN$1,401,399 were for the Company's planned market expansion. Advertising, promotion, travel and vehicle costs were CDN$128,755 or 9.2% of the total G&A expense and office, occupancy, repairs & maintenance and telephone costs were CDN$178,175 or 12.7% of the total. Wages, professional and consulting fees were CDN$827,393 or 59.0% of G&A expenses. CDN$399,445 of these expenses were non-cash items due to stock option compensation charges. The Company accounts for its stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of the grant for all employee common stock options issued. Compensation cost in the amount of CDN$222,000 was recorded for 300,000 directors'/officers' and employees' options granted at a weighted average exercise price of US$1.00. At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 for consultative and other services provided by a relative of the Company's president. The fair value of these options in the amount of CDN$177,445 has been recorded as a consulting expense. Other non-cash charges consisted of amortization expense of CDN$195,260 or 13.9% of total G&A expenses. The balance of the general and administrative expenses were made up of interest and foreign exchange losses of CDN$71,816 or 5.1% of the total G&A expenses.

Outlook

    We have incurred operating losses since our inception and do not expect to generate profitable operations until fiscal 2002 or later. Funding of operating expenses, working capital and capital commitments is dependent upon our ability to obtain additional financing. We anticipate that our existing cash resources will be depleted on or before January 31, 2001 and we have retained an investment-banking firm to assist with raising additional capital and the possible disposition of certain assets. There is no assurance that the Company will be successful in these initiatives.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Position.  At September 30, 2000, we had cash and cash equivalents of CDN$3,228,382 compared to CDN$43,621 at September 30, 1999. The increase in our cash position is mainly due to proceeds received from private placement of common and preferred stock. These proceeds have been used for our operating and investing activities during the year ended September 30, 2000.

    Operating Activities.  Net cash of CDN$6,339,555 was used in operating activities during the year ended September 30, 2000. The primary use of cash in operations was from our net loss of CDN$11,858,546 which was partially offset by CDN$6,665,011 of non-cash charges, represented primarily by CDN$739,424 in amortization and CDN$5,925,587 in stock option compensation charges, shares for service and value attributed to warrants recognized as financing fees. In addition, we recorded as a source of cash CDN$1,146,021, from changes in working capital.

    In 1999, net cash of CDN$310,643 was used in operating activities. The primary operating use of cash in 1999 was from our net loss of CDN$2,525,660, which was partially offset by CDN$710,854 of non-cash charges, represented by CDN$195,260 in amortization and CDN$515,594 in stock option compensation charges. In addition, we recorded as a source of cash CDN$1,504,163 from changes in working capital.

    Investing Activities.  Net cash of CDN$2,981,872 was used in investing activities during the year ended September 30, 2000, compared to CDN$3,662,251 spent in the year ended September 30, 1999. In both years the amounts spent relate primarily to property and equipment related primarily to the addition of subscribers in our digital satellite business.

    Financing Activities.  We generated net cash of CDN$12,506,188 from financing activities during the year ended September 30, 2000 as follows:

    On November 23, 1999, we completed a private placement consisting of 1,482,750 units at US$0.40 per unit, for gross proceeds of US$593,100. Each unit was comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share.

    On January 28, 2000, we raised US$7,725,000, before agency fees and other costs of offering, through a private placement of our Series A convertible preferred stock. In connection with the offering, we entered into a Registration Rights Agreement under which we agreed to file a Registration Statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the Series A convertible preferred stock for resale. A Registration Statement was filed with and declared effective by the Securities and Exchange Commission in July 2000. In connection with the offering of Series A convertible preferred stock, we entered into an agency agreement with Haywood Securities Inc. Under that agreement, Haywood Securities Inc. agreed to provide services in connection with the issuance and sale of the Series A convertible preferred stock and the qualification of the common stock issuable upon conversion, including assisting in obtaining requisite regulatory approvals. In consideration of these services, we delivered to Haywood Securities Inc., a commission of US$618,000, paid by issuance of 247,200 Series A convertible preferred stock, a corporate finance fee of US$750,000, paid by issuance of 300,000 shares of the Series A convertible preferred stock, and a warrant to acquire an underlying warrant which is in turn exercisable into up to 309,000 shares of common stock for a period of one year at a price of US$2.50 per share.

    On February 3, 2000, pursuant to subscription agreements executed in December 1999 and January 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at U.S.$0.80 per share, for gross proceeds of US$100,000, and the other consisting of 699,999 units at US$0.75 per unit, for gross proceeds of US$525,000. Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at US$1.00 per share. The net cash proceeds to us of these two private placements were CDN$909,435 (US$625,000).

    On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of CDN$181,100 (US$125,000).

    On February 28, 2000 and March 8, 2000 notes payable valued at CDN$829,644 at September 30, 1999, together with accrued interest of CDN$51,384, were converted to 997,736 shares of common stock. No proceeds were received during the period.

    During the fiscal year ended September 30, 1999 net cash of CDN$3,997,009 was generated from financing activities. This was mainly the result of the exercise of warrants to issue 640,000 shares of common stock of the Company for CDN$1,474,184 of net cash proceeds, the receipt of share subscriptions for 670,000 common shares of the Company for CDN$1,544,924 of net cash proceeds, and the issuance of demand convertible notes payable for proceeds of CDN$829,644.

    Working Capital.  As at September 30, 2000 we had working capital of CDN$2,823,194 and at September 30,1999 we had a working capital deficiency of CDN$2,304,410. Our projected operating losses and capital costs to add new subscribers and grow our business will require us to obtain further financing through private placements of debt and equity.

    Market Risk.  We are exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of our current assets and liabilities. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, we are subject to such risk from foreign currency transactions and translation gains and losses. With a significant portion of our cash denominated in US dollars, a sudden or significant change in foreign exchange rates could have a material effect on the our future cash flows. If the Canadian dollar were to increase in value by 5% against the US dollar an unrealized foreign currency translation loss of less than CDN$100,000 would occur.

    We do not currently have an interest-bearing investment portfolio or liabilities subject to variable interest rates. As a result, any change in the prime interest rate would not have a material impact on our future operating results or cash flows based on the terms of existing liabilities. With our current capital structure the company is not subject to material interest rate risk.

    Capital Commitments and Contingencies.  We have access agreements with the owners of multiple dwelling unit properties to supply our television viewing systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

    DIRECTV.  In May 2000, the Company entered into a long-term System Operator Agreement with DIRECTV, Inc. ("DIRECTV"), a California company, which will allow us to enter the United States market. The Company's contract with DIRECTV gives the Company a share of net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

    The Company will incur only the costs associated with the implementation of its services, and will not share any of DIRECTV's programming or broadcasting costs. Under the agreement, the Company may not solicit sales or provide equipment for any other direct-to-home digital satellite television services in the United States. However, the Company is not prohibited from contracting with other program providers in connection with its Private Cable services. Consequently, the Company is totally dependent on DIRECTV for its digital set-top programming in the United States.

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

    With the completion of the DIRECTV agreement we commenced our U.S. operations and have opened offices in New Jersey, San Francisco, and Chicago, and have added 156 digital satellite subscribers during the last three months of the fiscal year.

    Star Choice.  In August 1998, the Company entered in a ten-year System Operation Agreement with two five-year renewal options, with Star Choice. The Company is responsible for establishing and maintaining distribution systems in multi-unit dwellings throughout Canada and acts as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems.

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

    The Company's revenues are significantly dependent on its strategic alliance with Star Choice. During the year ended September 30, 2000, revenue from Star Choice accounted for 48% of total recorded revenues of the Company compared to 36% in the year ended September 30, 1999.

    3Com Corporation.  In May 2000, the Company entered into a Master Purchase Sales Agreement with 3Com Corporation ("3Com") to become part of its preferred Visitor Based Network. Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. This is not an exclusive agreement, however, a portion of the Company's discount is based on purchase volume. The agreement has an initial one-year term, with automatic yearly renewals at the option of both parties with associated yearly price and discount adjustments.

    In September 2000, the Company entered into a lease finance agreement with 3Com Capital to provide financing to acquire 3Com equipment and fund installation for deployment of the Company's high-speed Internet services. Lease proceeds are repayable over a 36-month term bearing interest at 9.75% per annum. No equipment was acquired under the lease finance agreement during the year ended September 30, 2000, and therefore no lease obligation exists.

    Future Capital Requirements.  This is a capital-intensive business. We will require additional capital to fund deployment of satellite TV and high-speed Internet services and to continue our operations in fiscal 2001. We anticipate that our cash resources will be depleted on or before January 31, 2001. Accordingly, we have retained an investment-banking firm to assist with raising additional capital and the possible disposition of certain assets. There is no assurance that the Company will be successful in any of these initiatives. We have reduced our staff and continue to maintain tight control over deployment and expenditures while pursuing alternatives to raise the additional capital we will require in order to continue operations in the future.

Item 7—Financial Statements

Financial Statements

    Audited Financial Statements of MDU Communications International, Inc. as at September 30, 2000 and September 30, 1999.

  •
  Independent Auditors' Report

  •
  Consolidated Balance Sheets—September 30, 2000 and September 30, 1999

  •
  Consolidated Statements of Operations for the period from inception of the development stage to September 30, 2000, for the period from inception of the development stage to September 30, 1998, for the year ended September 30, 2000, and for the year ended September 30, 1999

  •
  Consolidated Statements of Cash Flows for the period from inception of the development stage to September 30, 2000, for the period from inception of the development stage to September 30, 1998, for the year ended September 30, 2000, and for the year ended September 30, 1999

  •
  Consolidated Statements of Shareholders' Equity (Deficit) for the period from inception of the development stage to September 30, 2000

  •
  Notes to the Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
MDU Communications International, Inc.
(a development stage company)

    We have audited the accompanying consolidated balance sheets of MDU Communications International Inc. and subsidiaries (a development stage company) as of September 30, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2000, the period from March 26, 1998 (date of inception of the development stage) to September 30, 1998 and for the period from March 26, 1998 (date of inception of the development stage) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2000, the period from March 26, 1998 (date of inception of the development stage) to September 30, 1998 and for the period from March 26, 1998 (date of inception of the development stage) to September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in providing delivery of satellite television programming, home entertainment and information technology to residents of multi-dwelling units. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and limited financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

Chartered Accountants
Vancouver, British Columbia
November 17, 2000

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A development stage company)

Consolidated Balance Sheets

(Expressed in Canadian dollars)

	September 30, 2000	September 30, 1999
ASSETS
CURRENT
Cash and cash equivalents	$3,228,382	$43,621
Prepaid expenses and deposits	262,609	15,407
Accounts receivable
Trade	249,869	178,607
Sales tax and other	147,726	79,847

TOTAL CURRENT ASSETS	3,888,586	317,482
PROPERTY AND EQUIPMENT, net (Note 5)	5,896,164	3,556,386
INTANGIBLE ASSETS
(net of accumulated amortization of $52,176 and $22,361)	96,896	126,710

TOTAL ASSETS	$9,881,646	$4,000,578

LIABILITIES
CURRENT
Accounts payable	$703,849	$1,648,193
Wages payable	—	37,451
Other accrued liabilities	361,543	106,604
Notes payable (Note 6)	—	829,644

TOTAL CURRENT LIABILITIES	1,065,392	2,621,892

COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 16,904,620 shares issued and outstanding (1999—9,221,335)	16,905	9,221
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 565,200 issued and outstanding (Note 7(a))	565	—
Additional paid-in capital	23,274,716	2,199,944
Share subscriptions received (Note 8)	—	1,793,026
Deficit accumulated during the development stage	(14,482,051)	(2,623,505)
Accumulated other comprehensive income	6,119	—

TOTAL SHAREHOLDERS' EQUITY	8,816,254	1,378,686

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,881,646	$4,000,578

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

	For the period from inception of the development stage, March 26, 1998, to September 30, 2000	For the year ended September 30, 2000	For the year ended September 30, 1999	For the period from inception of the development stage, March 26, 1998, to September 30, 1998
REVENUE	$1,978,265	$1,411,567	$566,698	$—
DIRECT COSTS	1,078,352	738,782	339,570	—

GROSS PROFIT	899,913	672,785	227,128	—

INTEREST INCOME	235,952	235,952	—	—

SALES EXPENSE	3,538,656	2,187,267	1,351,389	—

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	132,274	91,934	9,182	31,158
Depreciation and amortization	934,684	739,424	195,260	—
Consulting	1,359,666	1,182,221	177,445	—
Financing	4,259,424	4,259,424	—	—
Foreign exchange loss (gain)	(249,370)	(288,865)	39,495	—
Interest	88,949	54,600	32,321	2,028
Investor Relations	348,172	279,340	68,832	—
Management Fee	26,500	—	—	26,500
Occupancy	259,757	189,928	64,429	5,400
Office	649,669	592,501	54,103	3,065
Professional fees	916,256	772,559	130,114	13,583
Repairs and maintenance	47,774	36,473	11,301	—
Telephone	310,492	259,438	48,342	2,712
Travel	377,377	327,726	38,826	10,825
Vehicle	23,998	9,509	11,915	2,574
Wages	2,593,637	2,073,803	519,834	—

	12,079,260	10,580,016	1,401,399	97,845

NET LOSS FOR THE PERIOD	$(14,482,051)	$(11,858,546)	$(2,525,660)	$(97,845)

Adjustment for beneficial conversion feature of convertible preference shares		$(11,147,175)	$—	$—
Adjustment for beneficial conversion feature of warrants		(355,047)	—	—

NET LOSS FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS		(23,360,768)	(2,525,660)	(97,845)

Other comprehensive income: Foreign currency translation adjustment		6,119	—	—

COMPREHENSIVE LOSS FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(23,354,649)	$(2,525,660)	$(97,845)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(1.87)	$(0.28)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		12,493,397	9,114,668	8,581,335

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A development stage company)
Consolidated Statement of Shareholders' Equity (Deficit)
(Expressed in Canadian Dollars)

			Convertible Preferred stock		Additional paid-in capital	Share Subscriptions Received		Deficit accumulated during the development stage
	Common stock
									Accumulated other comprehensive income
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Issued for cash at inception, March 26, 1998	160	$—	—	$—	$160	—	$—	$—	$—	$160
Net loss	—	—	—	—	—	—	—	(97,845)	—	(97,845)

Balance, September 30, 1998	160	—	—	—	160	—	—	(97,845)	—	(97,685)

Issued for cash	3,367,500	3,367	—	—	46,788	—	—	—	—	50,155
Issued on business acquisition	5,213,675	5,214	—	—	30,008	—	—	—	—	35,222
Exercise of warrants	640,000	640	—	—	1,473,543	—	—	—	—	1,474,183
Grant of employees' options	—	—	—	—	222,000	—	—	—	—	222,000
Suppliers' options issued and issuable	—	—	—	—	250,000	—	—	—	—	250,000
Grant of options to consultant	—	—	—	—	177,445	—	—	—	—	177,445
Issued for cash (net of expenses of the issue of $176,437)	—	—	—	—	—	670,000	1,544,924	—	—	1,544,924
Issued for cash	—	—	—	—	—	420,000	248,102	—	—	248,102
Net loss	—	—	—	—	—	—	—	(2,525,660)	—	(2,525,660)

Balance, September 30, 1999	9,221,335	9,221	—	—	2,199,944	1,090,000	1,793,026	(2,623,505)	—	1,378,686

Issued for subscriptions	1,090,000	1,090	—	—	1,791,936	(1,090,000)	(1,793,026)	—	—	—
Issued for cash	1,887,749	1,888	—	—	1,408,012	—	—	—	—	1,409,900
Issued for services	100,000	100	—	—	53,025	—	—	—	—	53,125
Cancelled	(50,000)	(50)	—	—	(26,513)	—	—	—	—	(26,563)
Exercise of stock options	125,000	125	—	—	180,975	—	—	—	—	181,100
Conversion of notes payable to shares	997,736	998	—	—	880,030	—	—	—	—	881,028
Grant of employee stock options	—	—	—	—	523,998	—	—	—	—	523,998
Grant of consultants' and supplier stock options	—	—	—	—	1,110,797	—	—	—	—	1,110,797
Issue of preferred stock (net of expenses of issue $2,206,013)	—	—	3,637,200	3,637	8,676,336	—	—	—	—	8,679,973
Beneficial conversion feature related to convertible preferred stock and warrants issued in connection with a private placement	—	—	—	—	11,502,222	—	—	—	—	11,502,222
Accretion of beneficial conversion feature related to convertible preferred stock and warrants	—	—	—	—	(11,502,222)	—	—	—	—	(11,502,222)
Issue of share purchase warrants	—	—	—	—	6,476,637	—	—	—	—	6,476,637
Conversion of preferred shares	3,532,800	3,533	(3,072,000)	(3,072)	(461)	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—	6,119	6,119
Net loss	—	—	—	—	—	—	—	(11,858,546)	—	(11,858,546)

Balance, September 30, 2000	16,904,620	$16,905	565,200	$565	$23,274,716	—	$—	$(14,482,051)	$6,119	$8,816,254

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A development stage company)

Consolidated Statement of Cash Flows

(Expressed in Canadian Dollars)

	For the period from inception of the development stage, March 26, 1998, to September 30, 2000	For the year ended September 30, 2000	For the year ended September 30, 1999	For the period from inception of the development stage, March 26, 1998, to September 30, 1998
OPERATING ACTIVITIES
Net loss for the period	$(14,482,051)	$(11,858,546)	$(2,525,660)	$(97,845)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	934,684	739,424	195,260	—
Non-cash portion of wages expense (Note 7(b)(ii))	745,998	523,998	222,000	—
Non-cash consulting expense (Note 7(b)(iii))	1,220,726	1,043,281	177,445	—
Non-cash portion of sales expense (Note 7(b)(i))	206,471	90,322	116,149	—
Consulting fee settled with shares	26,562	26,562	—	—
Non-cash portion of financing charges (Note 7(c)(ii))	4,241,424	4,241,424	—	—
Change in operating assets and liabilities:
Prepaid expenses and deposits	(262,609)	(247,202)	(7,814)	(7,593)
Accounts receivable	(397,595)	(139,141)	(258,454)	—
Accounts payable	703,849	(944,344)	1,632,326	15,867
Wages payable	—	(37,451)	37,451	—
Other accrued liabilities	328,721	222,117	100,654	5,950

Net cash used in operating activities	(6,733,819)	(6,339,555)	(310,643)	(83,621)

INVESTING ACTIVITIES
Cash acquired on acquisition of subsidiary (Note 4)	35,222	—	35,222	—
Purchase of property and equipment	(6,577,307)	(2,981,872)	(3,548,402)	(47,033)
Purchase of intangible assets	(149,071)	—	(149,071)	—

Net cash used in investing activities	(6,691,156)	(2,981,872)	(3,662,251)	(47,033)

FINANCING ACTIVITIES
Proceeds from notes payable	275,000	—	125,000	150,000
Repayment of notes payable	(275,000)	—	(275,000)	—
Proceeds from convertible notes payable	829,644	—	829,644	—
Proceeds from issue of common stock	1,286,271	1,235,956	50,155	160
Proceeds from issue of preferred stock	10,915,185	10,915,185	—	—
Proceeds from issue of warrants	355,047	355,047	—	—
Proceeds from exercise of warrants	1,474,184	—	1,474,184	—
Proceeds from share subscriptions received	1,793,026	—	1,793,026	—

Net cash provided by financing activities	16,653,357	12,506,188	3,997,009	150,160

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,228,382	3,184,761	24,115	19,506
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	43,621	19,506	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,228,382	$3,228,382	$43,621	$19,506

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$86,921	$54,600	$32,321	$—

Income taxes paid	$—	$—	$—	$—

See accompanying notes to the consolidated financial statements

SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the years ended September 30, 2000 and 1999, the Company recorded non-cash additions to property and equipment in the amount of $67,516 and $133,851 representing the fair value of share purchase options issued to suppliers. See Note 7 (b)(i).

During the year ended September 30, 2000, the Company issued 50,000 common shares valued at $26,563, in exchange for consulting services received. During the year ended September 30, 2000, the notes payable valued at $829,644 at September 30, 1999 were converted to 997,736 common shares (Note 6).

During the year ended September 30, 2000, the Company issued 547,200 shares of Series A convertible preferred stock with a fair value of $1,974,024 (US$1,368,000) in exchange for agent's services as described in Note 7(a).

MDU COMMUNICATIONS INTERNATIONAL, INC.
(A development stage company)

Notes to the Consolidated Financial Statements

(Expressed in Canadian dollars)

1. Basis of Presentation

    MDU Communications International, Inc. provides delivery of satellite television programming, home entertainment and information technology to residents of multi-dwelling units such as apartment buildings, condominiums, gated communities, hotels and motels. As described in Note 4, the Company was formed through a reverse acquisition of MDU Communications Inc. on November 22, 1998.

2. Continuing Operations

    The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended September 30, 2000, the Company recorded a net loss of $11,858,546 and used net cash in operations of $6,339,555. At September 30, 2000, the Company has working capital of $2,823,194, an accumulated deficit of $14,482,051 and does not expect to generate profitable operations until fiscal 2002 or later.

    The Company's funding of its continuing operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions.

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

3. Significant Accounting Policies

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described below.

(a) Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

(b) Development Stage Enterprise

    From the period from inception to September 30, 2000, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's planned principal operations have commenced, but there was no significant revenue therefrom and the Company was devoting most of its efforts to activities such as raising capital, research and development of bundled technological services with its Direct To Home TV services to multi-dwelling unit properties and developing customer markets. Management has made the determination that the Company no longer meets the definition of a development stage enterprise for reporting periods commencing October 1, 2000.

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

(d) Property and Equipment

    Property and equipment are recorded at cost less accumulated depreciation. Costs of connecting and disconnecting service are expensed. Depreciation of property and equipment is provided using the declining balance method at the following rates:

Telecommunications equipment, installed	14.5%
Computer equipment	20%
Furniture and fixtures	20%

    Direct costs of placing telecommunications equipment into service and major improvements are capitalized.

    The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company for the period from inception, March 26, 1998 to September 30, 2000.

(e) Intangible Assets

    Intangible assets consist of a customer list and related contracts, which were acquired from a relative of the President of the Company and are being amortized on the straight-line basis over five years. Management regularly reviews the carrying value of intangible assets based upon future expected cash flows. To date, no impairment has been indicated.

(f) Revenue Recognition

    The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided. Initial service or connection fees are deferred and amortized on a straight-line basis over the term of the expected customer relationship to a maximum of 5 years.

    In certain arrangements with suppliers of satellite programming or other services, the Company does not bear inventory or credit risk in connection with the service provided to the customer. Such revenue is recorded on the net basis where the amount of revenue is equivalent to the contractual commission earned by the Company. Revenues from providing services where the Company acts as a principal in the transaction are recorded based on the gross amount billed to the customer.

    The Company may also receive a new subscriber subsidy from the satellite programming provider at the time it signs up a new customer. These subsidies are intended to reimburse the Company's capital costs of installing the related telecommunications equipment and are credited to property and equipment when earned.

(g) Loss per Common Share

    Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other common share equivalents, including stock options, warrants and convertible notes payable, in the weighted average number of common shares outstanding for a period, if dilutive. For the years ended September 30, 2000 and 1999, the period from inception, March 26, 1998, to September 30, 1998 and the period from inception, March 26, 1998, to September 30, 2000, basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As of September 30, 2000, the Company had outstanding securities which were convertible into 7,490,088 common shares which would be potentially dilutive in the future.

(h) Foreign Exchange

    The accounts of the Company are expressed in Canadian dollars, the functional currency of the principal operating subsidiary. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are included in the statement of operations.

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

    For variable stock option plans, the Company recognizes a compensation expense or credit for the increase or decrease in the intrinsic value of the option. The intrinsic value is represented by the excess of the market price of the Company's stock over the exercise price of the option.

    Stock-based compensation charges to other than employees are recorded over the period that the related stock option or warrant is earned. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.

(j) Cash and cash equivalents

    Cash and cash equivalents consist of bank deposits and short-term notes with original maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk.

    Under FAS 115 "Accounting for Certain Investments in Debt and Equity Securities," management classifies the short-term notes as held-to-maturity at the time of purchase. Interest income is accrued over the term of the note.

(k) Comprehensive Income

    SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company reported other comprehensive income of $6,119 for the year ended September 30, 2000.

(l) Fair Value of Financial Instruments

    The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, wages payable, other accrued liabilities and notes payable at September 30, 2000 and 1999 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

(m) Credit Concentration

    Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from Star Choice Communications, Inc. (Note 10) at September 30, 2000 and 1999, represented 35% and 76% of total trade accounts receivable. The Company provides an allowance for bad debts based on historical experience and specifically identified risk. At September 30, 2000 and 1999 there was an allowance for doubtful accounts of $4,138 and $Nil.

(n) Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No.133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In 1999, SFAS No. 137 delayed the required implementation by the Company of SFAS No. 133 to fiscal year 2001. The Company believes that the implementation of SFAS No. 133 will not have a material impact on its consolidated results of operations or financial position.

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has assessed that the effect that such adoption may have on its consolidated results of operations and financial position will not be material.

    In March 2000, Financial Accounting Board of Standards issued Financial Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation. The provisions of FIN 44 are effective July 1, 2000, and, except for certain types of modifications, will be applied prospectively to new awards, exchanges of awards in business combinations, modifications of outstanding awards, and changes in grantee status that occur on or after that date. The adoption of FIN 44 did not have a material effect on the Company's financial position or consolidated results of operations at September 30, 2000.

4. Acquisition of Subsidiary

    On November 22, 1998, the Company completed the acquisition of all of the issued and outstanding common shares of MDU Communications Inc. ("MDU") in exchange for 5,213,835 common shares of the Company. On November 24, 1998 the Company changed its name from Alpha Beta Holdings, Ltd. ("Alpha") to MDU Communications International, Inc.

    The business combination of the Company and MDU has been accounted for as a reverse acquisition whereby MDU was identified as the acquirer and the assets and liabilities of the Company were acquired by MDU at fair value. Fair value has been estimated as $35,222 being the amount of the sole asset, cash, of Alpha at the date of acquisition. In accordance with generally accepted accounting principles for reverse acquisitions these consolidated financial statements reflect the historical results of MDU since its formation, and the MDU assets and liabilities at their historic cost. The operations of Alpha, being the legal parent and accounting subsidiary, are reflected from November 22, 1998 and its assets and liabilities are reflected at their fair value at the date of acquisition.

5. Property and Equipment

	September 30, 2000	September 30, 1999
Telecommunications equipment, installed	$5,616,412	$3,295,475
Telecommunications equipment, not yet placed in service	503,131	320,944
Computer equipment	481,285	38,020
Furniture and fixtures	174,021	74,847

	6,774,849	3,729,286
Less: accumulated depreciation	(878,685)	(172,900)

	$5,896,164	$3,556,386

6. Notes Payable

    The notes payable are summarized as follows:

		September 30, 2000	September 30, 1999
i)	Demand convertible note payable with a maturity value of $250,000, bearing interest at 8.75%, per annum compounded monthly and due June 30, 2000 (September 30, 1999—past due as of August 16, 1999).	$—	$250,000
ii)	Demand convertible note payable with a maturity value of U.S. $327,500 bearing interest at 8.75% per annum compounded monthly and due June 30, 2000 (September 30, 1999—past due as of September 15, 1999).	—	483,652
iii)	Demand convertible note payable with a maturity value of U.S. $40,000, bearing interest at 9.00% per annum compounded monthly and past due as of August 31, 1999.	—	59,072
iv)	Demand convertible note payable with a maturity value of U.S. $25,000, bearing interest at 9.00% per annum compounded monthly and past due as of August 31, 1999.	—	36,920

		$—	$829,644

    All or any part of the principal amount of the notes and any interest thereon was originally convertible, at the option of the holder, on or before the due date, into fully paid and non-assessable common shares of the Company at a conversion price of US$2.00 per common share in the case of the notes described in Notes 6(iii) and (iv), above, and at a conversion price of US$1.75 in the case of those described in Notes 6(i) and (ii). The notes were unsecured. The Company was unable to repay the notes on their respective due dates and on September 16, 1999, the Company received a demand for payment with respect to outstanding notes payable with a principal value of $733,652 (Notes 6(i) and (ii)). The Company was in default at September 30, 1999.

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

    On February 28, 2000, the note payable in the amount of $95,992 plus accrued interest was converted at revised conversion terms into 142,399 fully paid and non-assessable common shares of the Company at the revised conversion price of US$0.50 per common share. On March 8, 2000, notes payable totalling $732,571 plus accrued interest were converted at revised conversion terms into 855,337 fully paid and non-assessable common shares of the Company at the revised conversion price of US$0.625 per common share.

7. Share Capital

  (a)
  Preferred Shares

On January 28, 2000, the Company issued 3,637,200 shares of Series A Convertible Preferred stock (the "Preferred Shares"), at an issue price of US$2.50 per share, in exchange for cash proceeds of US$7,725,000 and services in connection with the private placement with a fair value of US$1,368,000 for total gross proceeds, prior to expenses of the issue, of US$9,093,000. The Preferred Shares were immediately convertible, at the option of the holder, at a conversion ratio of one common share for one Series A Convertible Preferred share, until the "Qualification date", which is the earlier of: (i) the fifth business day following (a) the date the Company receives a receipt for its final prospectus from the last of the British Columbia Securities Commission, the Alberta Securities Commission and the Ontario Securities Commission (the "Commissions") and (b) the date the Company has filed with the United States Securities and Exchange Commission and obtained effectiveness of a registration statement qualifying the shares and (ii) January 28, 2001. However, if the final receipt of each of the Commissions was not issued before June 26, 2000, then the shares convert at a ratio of 1.15 common shares for each Preferred Share. Any Preferred Shares that have not been converted by the holder by the Qualification date will automatically convert at a ratio of one common share to one Preferred Share.

The Company did not receive a receipt for its final prospectus from each of the Commissions, prior to June 26, 2000 as specified above, in connection with its issue of 3,637,200 Preferred Shares. As a result, effective June 26, 2000, each such preferred share was convertible into common shares of the Company at a ratio of 1.15 common shares for each Preferred Share. As at September 30, 2000, 565,200 of the 3,637,200 Preferred Shares had not been converted.

In connection with the issuance of the Preferred Shares, the Company issued 309,000 share purchase warrants to an agent that provide the right to purchase one Series A Convertible Preferred Share at the issue price of US$2.50 per share. The warrants were assigned a value of $2,235,213 (US$1,549,004) based on their estimated fair value at the grant date (Note 7(d)).

The Preferred Shares have a beneficial conversion feature totalling $11,147,175 (US $7,725,000), measured as the difference between the conversion price most beneficial to the investor, of US$2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of the gross proceeds received. The beneficial conversion feature is recognized at issuance as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the year ended September 30, 2000. As the Preferred Shares are immediately convertible, the Company recorded accretion of $11,147,175 to additional paid-in capital. In addition, the Company imputed a preferred stock dividend, representing the value of the beneficial conversion feature, for a corresponding amount.

  (b)
  Stock Option Plans

  (i)
  Suppliers' Stock Option Plan ("Suppliers' Plan")

On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 215,135 common shares of the Company.

In addition to the stock options under the Suppliers' Plan issued to September 30, 2000, the Company was also obligated to issue an additional 50,000 (September 30, 1999—

19,429) options to purchase common shares of the Company at an exercise price of US$1.50 (September 30, 1999—US$1.75 to US$2.00) per share and exercisable for five years from the date of issue. On March 13, 2000, the Company granted an additional 26,115 options (19,429 of which were earned and recorded at September 30, 1999) to a supplier under the Plan described above.

Under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has recorded stock based compensation charges in connection with the Suppliers' Plan as follows:

	Year ended September 30, 2000	Year ended September 30, 1999
Additional capital costs of telecommunications equipment	$67,516	$133,851
Sales expense	90,322	116,149

	$157,838	$250,000

These charges are based on the fair value of the stock options issued and issuable to suppliers calculated and accrued in each quarter that an eligible supplier completes the performance required to earn the options. This amount is estimated using a Black Scholes option pricing model as described in Note 7(d).

    (ii)
    Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans")

On November 24, 1998, the Company established Employee Plans whereby certain employees, officers and directors will be granted options to purchase up to an aggregate of 600,000 common shares of the Company.

On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan ("2000 Option Plan"). Under this Plan, the Company was authorized to grant certain employees, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the November 24, 1998 Employee Plans, 90,276 were redesignated to be included in the 2000 Option Plan.

The Company accounts for its stock-based employee compensation plans under SFAS 123 utilizing the intrinsic value method per APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the year ended September 30, 2000 compensation cost in the amount of $523,998 (year ended September 30, 1999—$222,000; period from inception, March 26, 1998 to September 30, 2000—$745,998) has been recorded under this method.

An alternative method of accounting for employee stock options is the fair value method under which the fair value of the options is estimated at the grant date and then amortized to expense over the options' vesting period. As recorded under SFAS No.123, the following pro forma financial information present the net loss for the period and loss per common share had the Company utilized the fair value method.

	For the period from inception of the development stage to September 30, 2000			For the period from inception of the development stage to September 30, 1998
		Year ended
		September 30, 2000	September 30, 1999
Pro forma net loss for the period	$(23,574,598)	$(20,567,703)	$(2,909,050)	$(97,845)

Pro forma net loss for the period attributable to common shareholders		$(32,069,925)	$(2,909,050)	$(97,845)

Pro forma loss per common share attributable to common shareholders		$(2.57)	$(0.32)	$(0.01)

Using the fair value method for stock-based compensation, as described in SFAS No. 123, additional compensation costs of approximately $8,709,157 would have been recorded for the year ended September 30, 2000 (year ended September 30, 1999—$383,390; period from inception, March 26, 1998, to September 30, 2000—$7,295,990). The unamortized fair value of all remaining outstanding employee stock options as of September 30, 2000 is $11,865,923 and will be charged to pro forma net earnings in future years according to the vesting terms of the options. This amount is estimated using a Black Scholes options pricing model as described in Note 7(d).

    (iii)
    Other stock options

At December 31, 1998, the Company granted stock options to purchase 100,000 common shares of the Company at an option price of US$1.50 in recognition of consultative and other services provided by a relative of the Company's President. These options may be exercised in whole or in part at anytime until December 31, 2003. The fair value of these options in the amount of $177,445 at date of grant has been recorded as consulting expense during the year ended September 30, 1999. For details of the material assumptions used in determination of the fair value of these options see Note 7(d).

On February 5, 2000, the Company granted an aggregate of 170,000 stock options for provision of consulting services by third parties. The options are exercisable at US$5.00, expire February 4, 2005 and were also granted under the terms of the 2000 Option Plan. The Company recorded a stock based compensation charge in the amount of $1,043,281 during the year ended September 30, 2000 based on the fair value of the options granted. The aggregate fair value of the options at the date of grant was determined using the Black Scholes model as described in Note 7(d).

    (iv)
    The following table summarizes the activity in all Option Plans:

	Options available for issuance	Number of options outstanding	Weighted average exercise price per share (US $)
Outstanding at September 30, 1998 and at date of inception of the development stage	—	—	$—
Authorized	915,135
Granted (weighted average fair value of US $1.71 per share)	(473,885)	473,885	1.18

Balance at September 30, 1999	441,250	473,885	1.18

Authorized	3,400,000	—	—
Granted (weighted average fair value of U.S.$3.33 per share)	(3,429,475)	3,429,475	4.74
Exercised	—	(125,000)	1.00
Expired	180,000	(180,000)	5.00
Cancelled	(65,135)	—	—

Balance at September 30, 2000	526,640	3,598,360	$4.29

As at September 30, 2000, the following stock options were outstanding:

Exercise prices (US $)	Number outstanding	Weighted average remaining contractual life (years)	Number exercisable
$1.00	265,276	3.56	265,276
1.50	173,885	3.39	173,885
1.75	12,375	4.45	12,375
2.00	13,740	4.45	13,740
2.50	150,000	4.61	75,000
5.00	2,983,084	4.40	1,267,972

	3,598,360		1,808,248

The 1,790,112 unvested options outstanding at September 30, 2000 vest over a three year period.

In October 2000, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$2.00 per share, the exercise price of all options previously granted at US$5.00 per share under the 2000 Incentive Stock Option Plan (Note 15).

7. Share Capital (Continued)

(c) Warrants

    (i)  Details of changes in warrants to date are as follows:

	Number of Warrants	Weighted Average Exercise Price US$	Fair Value	Expiry Date
Outstanding at September 30, 1999 and 1998	—	$—	$—
Issued:
Agent's warrants (Note 7(a))	309,000	2.50	2,235,213	January 28, 2001
Gibralt Capital Corporation (Note 7(c)(ii))	750,000	2.50	4,241,424	March 1, 2002
Private placement units (Note 7(c)(iii))	699,999	1.00	355,047	February 3, 2002
Private placement units (Note 7(c)(iii))	1,482,750	0.75	320,485	November 25, 2001

Outstanding at September 30, 2000	3,241,749	$1.22	$7,152,169

    (ii) Gibralt Capital Corporation ("Gibralt")

    On March 1, 2000, the Company issued a warrant to purchase 750,000 shares of common stock of the Company for a period of two years, at an exercise price of US$2.50 per share to Gibralt Capital, as consideration for Gibralt's termination of an exclusive right to provide financing. The parties also agreed to negotiate in good faith a new financing agreement with terms more favorable to the Company. No subsequent financing agreement has been concluded. The terminated financing arrangement allowed Gibralt Capital to be the Company's exclusive provider of debt financing until 2008 and established terms for the Company to lease set-top boxes from Gibralt. In accordance with SFAS No. 123, the Company has recorded non-cash financing charges of $4,241,424 (US$2,925,927) based on the fair value of the warrants on the date of issuance, determined using a Black Scholes option pricing model as described in Note 7(d).

    (iii) Private placements

    In November 1999, the Company sold 1,482,750 units comprised of one share of common stock and a warrant to purchase one share of common stock for US$0.75 per share, for a period of two years, for US$0.40 per unit. 420,000 of these units had been subscribed for on September 15, 1999 (Note 8).

    On February 3, 2000, the Company completed several private placements subscribed for in December 1999 and January 2000. One private placement consisted of 125,000 common shares of US$0.80 per share for gross proceeds of $147,350 (US$100,000). The other private placements consisted of 699,999 units at US$0.75 per unit for gross proceeds of $766,450 (US$525,000). Each unit consists of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The gross proceeds were allocated between the shares and warrants based on the relative fair value of the unit components at the date the Company had a contractual liability to issue the units. Accordingly, the common shares were assigned a value of $407,038, net of issue costs, and the warrants a value of $355,047.

    The warrants have a beneficial conversion feature totalling $355,047, measured as the difference between the conversion price of US$1.00 and the fair value (US$2.91) of the underlying common stock at the date the Company had a contractual liability to issue the units, limited to the amount of the gross proceeds received and allocated to the convertible warrants. The beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the year ended September 30, 2000.

(d) Fair value of stock options and warrants

    The fair values of stock options and warrants granted by the Company were estimated using the Black Scholes option pricing model, assuming no dividends are to be paid. The following weighted average assumptions were also used as inputs in the calculations:

	Year ended September 30, 2000	Year ended September 30, 1999
Expected life (years)	1 to 5	5
Expected volatility	215%	191%
Risk-free interest rate	5.6%	5.5%

8. Share Subscriptions Received

    On May 28, 1999, the Company received subscriptions to purchase 670,000 shares for net proceeds after expenses of the issue of $1,544,924. These shares were issued on November 19, 1999. On September 15, 1999, the Company received additional subscriptions to purchase 420,000 units comprised of one share of common stock and a two-year warrant to purchase one share of common stock for US$0.75 per share, for US$0.40 per unit, for net proceeds of $248,102 (US$167,863). These units were also issued in November 1999.

9. Commitments and Contingencies

    (i)  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2000:

Amount
2001	$154,805
2002	80,647
2003	21,168
2004	14,940
2005 and thereafter	—

$271,560

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

    (v) The Company has entered into management agreements with three senior executives which provide for annual compensation, excluding bonuses, aggregating approximately $500,000. The Company can terminate these agreements at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary. n

10. Strategic Alliance

    (i)  In August 1998, the Company entered in a ten-year System Operation Agreement with two five year renewal options, with Star Choice Communications, Inc. ("Star Choice"). The Company is responsible for establishing and maintaining distribution systems in multi-unit dwellings throughout Canada and acts as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems.

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

    The Company's revenues are significantly dependent on its strategic alliance with Star Choice. During the year ended September 30, 2000, revenue from Star Choice accounted for 48% of total recorded revenues of the Company; year ended September 30, 1999 - 36%; period from inception, March 26, 1998, to September 30, 1998—%Nil).

    (ii) In May 2000, the Company entered into a long-term System Operator Agreement with DirecTV, Inc. ("DirecTV"), a California company. The Company's contract with DirecTV gives the Company a share of net subscriber receipts, depending upon the number of active subscribers, from the sale of DirecTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

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

    As this agreement was recently executed, as of this date the Company has derived a minimal amount of revenue from its alliance with DirecTV. DirecTV is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

    (iii) In May 2000, the Company entered into a Master Purchase Sales Agreement with 3Com Corporation ("3Com") to become part of its preferred Visitor Based Network. Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services.

    This is not an exclusive agreement, however, a portion of the Company's discount is based on purchase volume. The agreement has an initial one-year term, with automatic yearly renewals at the option of both parties with associated yearly price and discount adjustments.

11. Government Regulations

    Satellite broadcasting and distribution of Canadian television signals to cable operators in Canada are regulated by the Canadian Radio-television and Telecommunications Commission (CRTC). Star Choice is one of the only two licensees that have been approved by the CRTC to distribute television and information services by direct-to-home digital satellite transmissions in Canada. Both must operate in accordance with CRTC imposed "conditions of license" to maintain their licences. Also, they must comply with the Canadian Broadcasting Act. Since the Company in its role as a system operator for Star Choice is significantly depended on Star Choice for programming, it would be adversely affected if Star Choice encountered regulatory problems. In addition, preliminary CRTC regulations that allow the Company to obtain competitive access to MDU's internal wiring may not be adopted in a final form that is favourable to the Company, which would have a material adverse effect on the Company's business.

    In the United States, the Company is not directly subject to rate regulation or certification requirements by the Federal Communications Commission ("FCC"), the Telecommunications Act of 1996 ("Telecom Act") or state public utility commissions because equipment installation and sales agent activities do not constitute the provision of common carrier services. However, DirecTV is subject to varying degrees of federal, state and local regulation.

    As a resale agent for DirecTV, the Company is not subject to regulation as a direct broadcast satellite (DBS) provider, but relies upon DirecTV to procure all necessary retransmission consents and other programming rights under the U.S. Copyright Act. To the extent that the Company may also elect to provide its customers with secondary transmissions of local broadcast signals not currently available via satellite, these services will be exempt from compulsory copyright provisions under the Master Antenna Television Services (MATV) provision of the Copyright Act. Furthermore, DBS and MATV systems do not use or traverse public rights-of-way, and thus are exempt from the comprehensive regulation of cable systems under Title VI of the U.S. Communications Act.

12. Income Taxes

    A reconciliation of the statutory federal Canadian income tax rate and the Company's effective income tax rate is as follows:

	For the period from inception of the development stage, March 26, 1998 to September 30, 2000	Year ended September 30, 2000	Year ended September 30, 1999	For the period from inception of the development stage, March 26, 1998 to September 30, 1998
Canadian statutory income tax rate	45.6%	45.6%	45.6%	45.6%
Non-deductible expenses	(17.1)	(18.9)	(9.7)	(1.0)
Tax loss carry forwards not recognized in period of loss	(28.5)	(26.7)	(35.9)	(44.6)

Actual tax rate	—	—	—	—

    The Company has had no income tax expense since inception of the development stage as a result of significant incurred losses. In addition, the Company has provided a full valuation allowance for net deferred tax assets at September 30, 2000 and 1999, since realization of these benefits cannot be reasonably assured. Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2000	September 30, 1999

Gross deferred tax assets (liabilities):
Depreciation and amortization	$415,534	$(219,845)
Other	21,341
Operating loss carry forwards	4,177,629	1,023,997

Net deferred tax assets	4,614,504	804,152
Less: valuation allowance	(4,614,504)	(804,152)

	$—	$—

    At September 30, 2000 and 1999, the Company had $8,314,691 and $2,245,608 of tax loss carry forwards available to offset future years' taxable income of which $97,738 will expire on September 30, 2005 and the balance on September 30, 2006 or later.

13. Segmented Information

    The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. Revenues for the year ended September 30, 2000 of $1,391,321 and $20,246 related to Canada and the United States, respectively. Property and equipment as at September 30, 2000 of $5,718,918 and $177,246 was held in Canada and the United States, respectively. Prior to the current fiscal year, the Company received no revenues from, and held no property and equipment in, the United States.

14. Related Party Transactions

    The Company purchased equipment and satellite subscribers on December 31, 1998 for $157,689 from a relative of the Company's President. In addition, the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of US$1.50 until December 31, 2003, in exchange for consultative services. See Note 7 (b)(iii).

15. Subsequent Events

    In October 2000, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan. FASB Interpretation No. 44 ("FIN 44") provides that a reduction of the exercise price of an existing option results in variable plan accounting for the remaining life of the option. Consequently, for accounting periods after the re-pricing the Company will recognize a compensation expense or credit for the increase or decrease in the intrinsic value of the re-priced options. The intrinsic value is represented by the excess of the market price of the Company's stock over the revised exercise price of the option.

PART III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The following are the directors and executive officers of the Company.

    Robert Dyck, 43, joined the Board of Directors in May 2000. He has been president of WRE Development Ltd. since 1978. WRE Development Ltd. owns, develops and manages residential rental properties throughout the U.S. and Canada. Mr. Dyck is also co-owner of Norquay Management, a residential property management venture. He has overseen the expansion of a property and development portfolio now valued at more that C$100 million. Mr. Dyck has substantial experience in the supervision of new apartment construction, analysis of acquisition opportunities for development and investment purposes and review of new technologies to increase the efficiency of the property portfolio.

    Douglas G. Hooper, 40, joined the Board of Directors in May 2000. He is currently an acquisitions and finance consultant, who has extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President & CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

    J.E. (Ted) Boyle, 56, joined the Board of Directors in May 2000. From 1998 to present he has been President & CEO of Multivision (Pvt.) Ltd., a cable television company. From 1996 to 1997, Mr. Boyle was President & CEO of PowerTel TV Inc., a digital wireless cable company. As founding President and CEO of ExpressVu Inc.(1995-1996), Mr. Boyle was responsible for taking one of Canada's first national direct-to-home satellite services from conception to launch readiness while raising public awareness of DTH. Prior to 1995, Mr. Boyle has also held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications Inc. (Cancom). As Vice-President of Regional Companies at Cancom, and later as Vice President of Market Development at Regional Cablesystems, he led the licensing or acquisition of over 1,000 Canadian and American cable systems.

    Robert A. Biagioni, 44, a Chartered Accountant, has been the Chief Financial Officer and a director of the Company since February 2000 and from November 1999 to July 2000 was the Secretary of the Company. From 1986 to present, Mr. Biagioni has been the President of Corus Financial Group, which provides financial and operational consulting in the United States and Canada, primarily in real estate technology and manufacturing areas. Mr. Biagioni has held senior financial roles with The HTM Group, First Merchant Group, Telsoft Mobile Data Inc. (now Mobile Data Solutions Inc.) and Sand River Resources Ltd. (now Rio Fortuna Explorations Corp.).

    Sheldon B. Nelson, 39, has served as President, Chief Executive Officer and a director of the Company since November 1998. From 1983 to 1998, he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2000 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements, except: Robert A. Biagioni was late in filing a Form 3 upon becoming a director and late in filing a Form 4 reporting one transaction, Gary J. Monaghan was late in filing a Form 3 upon becoming an executive officer, Robert E. Boyle, Robert Dyck and Douglas G. Hooper were late in filing Form 3 upon becoming directors, and Sheldon B. Nelson was late in filing two Form 4, each reporting one transaction.

Item 10—Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 the "named executive officers".

Summary Compensation Table

				Long Term Compensation Awards
		Annual Compensation
				Securities Underlying Options (in shares)
	Fiscal Year				All Other Compensation
Name and Principal Position		Salary ($)
Sheldon B. Nelson	2000	$96,108		575,000	$3,609	(2)
President and Chief	1999	$33,349		175,000	5,169	(2)
Executive Officer	1998	-0-	(1)	-0-	-0-
Robert A. Biagioni	2000	$98,321	(3)	850,000	$5,098
Chief Financial Officer
Gary J. Monaghan	2000	$84,260	(4)	255,360	$4,122	(2)
President, MDU Canada
Patrick J. Cunningham	2000	$90,871	(5)	125,000	$3,342
Vice President, US Operations

(1)
Mr. Nelson became the President and Chief Executive Officer of the Company in November 1998. During fiscal year 1998, we did not engage in any business activities.

(2)
Auto allowance.

(3)
Mr. Biagioni joined the company on October 15, 1999 as Vice President of Finance of MDU Canada and became Chief Financial Officer of the Company in February 2000.

(4)
Mr. Monaghan became the President of MDU Canada in November 1999 prior to which he was Vice President, Sales of MDU Canada.

(5)
Mr. Cunningham joined the Company on March 7, 2000 as Vice President of US Operations.

OPTIONS GRANTED IN FISCAL YEAR 2000

	Individual Grants
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date
Sheldon B. Nelson	575,000	15.54%	$5.00	02/04/2005
Robert A. Biagioni	850,000	22.97%	$5.00	02/04/2005
Gary J. Monaghan	255,360	6.90%	$5.00	02/04/2005
Patrick Cunningham	127,300	0.72%	$5.00	02/04/2005

(1)
In October 2000, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan.

COMPENSATION OF DIRECTORS

    Each director who is not an employee or full time consultant of the Company is paid C$1,000 per month and an attendance fee of C$1,000, plus out-of-pocket expenses, for each Board or committee meeting attended. During the fiscal year ended September 30, 2000, Messrs. Boyle, Dyck and Hooper each received five-year, fully-vested options to purchase 25,000 shares of common stock at $2.50 per share, and five-year options to purchase an additional 25,000 shares at $2.50 per share which will vest on May 12, 2001 if they attend 75% of all Board and Committee meetings occurring during the 12-month period ending on that date.

Item 11—Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth information with respect to beneficial ownership of our outstanding stock as of November 30, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company's executive officers and directors as a group.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number	Percent
Sheldon B. Nelson(2)	1,205,057	6.67%
Gary J. Monaghan(3)	795,833	4.49%
Robert A. Biagioni(4)	495,833	2.75%
J.E. (Ted) Boyle(5)	25,000	*
Robert Dyck(6)	25,000	*
Douglas G. Hooper(7)	25,000	*
All executive officers and directors as a group (6 persons)(8)	2,571,723	13.69%

*
Less than 1%

(1)
Unless otherwise indicated below, each stockholder had sole voting and sole investment power with respect to all shares beneficially owned.

(2)
694,640 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, and 510,417 shares subject to options exercisable within 60 days.

(3)
644,640 shares of common stock held of record by 565423 BC Ltd., a British Columbia corporation wholly owned by Mr. Monaghan, his spouse and trusts for minor children, and 151,193 shares subject to options exercisable within 60 days.

(4)
Consists of currently exercisable options to purchase shares of common stock.

(5)
Consists of currently exercisable options to purchase shares of common stock.

(6)
Consists of currently exercisable options to purchase shares of common stock.

(7)
Consists of currently exercisable options to purchase shares of common stock.

(8)
Includes 1,339,280 shares of common stock and options to purchase 1,232,443 shares of common stock exercisable within 60 days.

Item 12—Certain Relationships and Related Transactions

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

Item 13—Exhibits and Reports On Form 8-K

    (a) Exhibits:

3.1	Certificate of Incorporation (1)
3.2	Certificate of Designations of the Preferences and Relative Participating and other Special Rights of the Series A Convertible Preferred Stock and Qualifications, Limitations and Restrictions thereof (5)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (4)
4.1	See Article IV of Certificate of Incorporation filed as Exhibit 2.1
4.5, 4.7	Form of Warrant to Purchase Common Stock used in Winter 1999/2000 Unit Offerings (5)
4.6, 4.8	Warrant to Purchase Common Stock, dated January 28, 2000 to Haywood Securities Inc. from the Company (5)
4.9	Warrant to Purchase Common Stock, dated Mach 1, 2000, from the Company to Gibralt Capital Corporation (5)
6.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
6.2	System Operator Agreement dated August 27, 1998 between Star Choice Communications Inc. and MDU Communications Inc. (1)
6.3	Agreement dated December 31, 1998 between 4-12 Electronics Corporation and MDU Communications Inc. (1)

6.4	Sheldon B. Nelson Stock Option Agreement dated November 24, 1998 (1)
6.5	Chris Nelson Stock Option Agreement dated December 31, 1998 (1)
10.3	Suppliers' Stock Option Plan for 1998/99 (5)
10.4	2000 Incentive Stock Option Plan (ISO & Non-ISO) (5)
10.5	Registration Rights Agreement, dated January 28, 2000, between the Company and Haywood Securities Inc. (5)
10.6	Agency Letter, dated January 28, 2000, between the Company and Haywood Securities Inc. (5)
10.7	Form of Replacement Convertible Promissory Note and Loan Agreement, dated October 29, 1999, issued by MDU Canada to National Day Corporation for US$250,000 and 327,500, and to David Lawrence for US$65,000 (each fully converted and cancelled in February and March 2000, respective (5)
10.8	Letter Agreement, dated October 13, 1999, and Mutual Release, dated January 5, 2000, between the Company and Canaccord Corporation (5)
10.9	Letter Agreement, dated November 18, 1999, between MDU Canada and MBT Capital, and Assignment Agreement, dated January 14, 2000, between MDT Capital, Merbanco Capital Inc., 33678652 Canada Inc. and Gibralt Capital Corporation (5)
10.10	Letter Agreement, dated February 16, 2000, Mutual Release dated March 1, 2000, and Letter Agreement regarding registration rights, dated March 15, 2000, between the Company, MDU Canada and Gibralt Capital Corporation (5)
10.11	Management Employment Agreement, dated February 1, 2000, between the Company and Sheldon Nelson (5)
10.12	Management Services Agreement, dated January 31, 2000, between the company and Corus Financial Corp. (5)
10.13	Management Employment Agreement, dated February 1, 2000, between the Company and Gary Monaghan (5)
10.14	Headquarters Facility Leases (5)
10.15	MDU System Operator Agreement dated May 2000, between DIRECTV, Inc. and MDU Communications (USA) Inc. (6)
10.16	VBN Application Service Provider Master Purchase Sales Agreement dated May 16, 2000 between 3Com Corporation and MDU Communications International, Inc. (6)
10.17	Mutual Release between MDU Communications International, Inc. and Britcom Communications Ltd. Dated March 1, 2000 (6)
10.18	MDU Communications International, Inc. Suppliers; Non-Qualified Stock Option authorized on March 13, 2000 granting Britcom Communications Ltd. an option to purchase 12,375 shares of common stock (6)
10.19	MDU Communications International, Inc. Suppliers' Non-Qualified Stock Option authorized on March 13, 2000 granting Britcom Communications Ltd. an option to purchase 13,740 shares of common stock (6)
21.1	Subsidiaries of the Company (7)
23.1	Consent of Deloitte & Touche LLP (7)
27.1	Financial Data Schedule (7)

(1)
Filed with Form 10-SB filed on May 12, 1999

(2)
Filed with Form 10-KSB filed on December 27, 1999

(3)
Filed with Form 10-SB/A, Amendment No. 1 filed on November 17, 1999

(4)
Filed with Form 10-SB/A, Amendment No. 3 filed on April 14, 2000

(5)
Filed with Registration Statement on Form SB-2 filed on April 28, 2000

(6)
Filed with Amendment No. 1 to Registration Statement on Form SB-2 filed on June 30, 2000

(7)
Filed herewith

    No reports were filed on Form 8-K during the last quarter of the fiscal year ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ ROBERT A. BIAGIONI Robert A. Biagioni Chief Financial Officer December 20, 2000

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON Sheldon B. Nelson	Principal Executive Officer and Director	December 20, 2000
/s/ ROBERT A. BIAGIONI Robert A. Biagioni	Principal Financial Officer and Director	December 20, 2000
/s/ DOUGLAS G. HOOPER Douglas G. Hooper	Director	December 20, 2000
/s/ ROBERT DYCK Robert Dyck	Director	December 20, 2000
/s/ JOHN EDWARD BOYLE John Edward Boyle	Director	December 20, 2000

QuickLinks

PART I
OUR STRENGTHS
MARKET
COMPETITION
GOVERNMENTAL REGULATION
EMPLOYEES
FORWARD-LOOKING STATEMENTS
PART II
MARKET FOR COMMON STOCK
"PENNY STOCK" RULES
UNREGISTERED SECURITIES SALES
OVERVIEW
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
INDEPENDENT AUDITORS' REPORT
MDU COMMUNICATIONS INTERNATIONAL, INC. (A development stage company) Consolidated Balance Sheets (Expressed in Canadian dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. (A development stage company) Consolidated Statements of Operations and Comprehensive Loss (Expressed in Canadian dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. (A development stage company) Consolidated Statement of Cash Flows (Expressed in Canadian Dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. (A development stage company) Notes to the Consolidated Financial Statements (Expressed in Canadian dollars)
PART III
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
COMPENSATION OF EXECUTIVE OFFICERS SUMMARY COMPENSATION TABLE
Summary Compensation Table
OPTIONS GRANTED IN FISCAL YEAR 2000
COMPENSATION OF DIRECTORS
SIGNATURES