Form 10QSB
period 2000-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2001-02-14
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2000

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No.: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)

108–11951 Hammersmith Way, Richmond, B.C., Canada V7A 5H9
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (604) 277-8150

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2001 there were 17,387,620 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

EXCHANGE RATES

    All dollar amounts in this report are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:

Fiscal Quarter Ending December 31, 2000
Rate at end of fiscal quarter:	1.4995
Average rate for fiscal quarter:	1.5193

Item 1.  Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Balance Sheets

(Expressed in Canadian dollars)

ASSETS

	December 31, 2000	September 30, 2000
	(unaudited)
CURRENT
Cash and cash equivalents	$531,880	$3,228,382
Prepaid expenses and deposits	282,798	262,609
Accounts receivable
Trade, net of a provision of $4,138 and $4,138	436,153	249,869
Sales tax and other	151,947	147,726

TOTAL CURRENT ASSETS	1,402,778	3,888,586
PROPERTY AND EQUIPMENT, net (Note 2)	6,954,701	5,896,164
INTANGIBLE ASSETS net of accumulated amortization of $59,630 and $52,176)	89,442	96,896

TOTAL ASSETS	$8,446,921	$9,881,646

LIABILITIES
CURRENT
Accounts payable	$1,737,113	$703,849
Wages payable	97,948	—
Other accrued liabilities	8,269	361,543

TOTAL CURRENT LIABILITIES	1,843,330	1,065,392

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 17,387,620 shares issued and outstanding (September 30, 2000—16,904,620)	17,388	16,905
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 145,200 issued and outstanding (September 30, 2000—565,200)	145	565
Additional paid-in capital	23,356,739	23,274,716
Accumulated deficit	(16,775,451)	(14,482,051)
Accumulated other comprehensive income	4,770	6,119

TOTAL SHAREHOLDERS' EQUITY	6,603,591	8,816,254

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,446,921	$9,881,646

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

	For the three months ending December 31, 2000	For the three months ending December 31, 1999
	(unaudited)	(unaudited)
REVENUE	$535,224	$311,888
DIRECT COSTS	190,676	182,951

GROSS PROFIT	344,548	128,937

INTEREST INCOME	21,913	—

SALES EXPENSE	637,517	332,023

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	10,742	7,085
Depreciation and amortization	266,137	130,293
Consulting	121,126	53,125
Foreign exchange loss (gain)	(20,519)	(96,512)
Interest	—	25,353
Investor Relations	18,570	42,977
Occupancy	93,822	33,044
Office	215,713	16,241
Professional fees	163,858	78,775
Repairs and maintenance	11,407	8,446
Telephone	87,402	25,592
Travel	214,674	14,617
Vehicle	23,400	5,700
Wages	816,012	117,931

	2,022,344	462,667

NET LOSS FOR THE PERIOD	$(2,293,400)	$(665,753)

Other comprehensive income:
Foreign currency translation adjustment	(1,349)

COMPREHENSIVE LOSS FOR THE PERIOD	$(2,294,749)	$(665,753)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,194,870	10,347,710

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statement of Shareholders' Equity (Deficit)

(Expressed in Canadian Dollars)
(Amounts for the period subsequent to September 30, 2000 are unaudited)

			Convertible Preferred stock		Additional paid-in capital	Share Subscriptions Received
	Common stock
								Accumulated Deficit	Accumulated other comprehensive income
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Issued for cash at inception, March 26, 1998	160	$—	—	$—	$160	—	$—	$—	$—	$160
Net loss	—	—	—	—	—	—	—	(97,845)	—	(97,845)

Balance, September 30, 1998	160	—	—	—	160	—	—	(97,845)	—	(97,685)

Issued for cash	3,367,500	3,367	—	—	46,788	—	—	—	—	50,155
Issued on business acquisition	5,213,675	5,214	—	—	30,008	—	—	—	—	35,222
Exercise of warrants	640,000	640	—	—	1,473,543	—	—	—	—	1,474,183
Grant of employees' options	—	—	—	—	222,000	—	—	—	—	222,000
Suppliers' options issued and issuable	—	—	—	—	250,000	—	—	—	—	250,000
Grant of options to consultant	—	—	—	—	177,445	—	—	—	—	177,445
Issued for cash (net of expenses of the issue of $176,437)	—	—	—	—	—	670,000	1,544,924	—	—	1,544,924
Issued for cash	—	—	—	—	—	420,000	248,102	—	—	248,102
Net loss	—	—	—	—	—	—	—	(2,525,660)	—	(2,525,660)

Balance, September 30, 1999	9,221,335	9,221	—	—	2,199,944	1,090,000	1,793,026	(2,623,505)	—	1,378,686

Issued for subscriptions	1,090,000	1,090	—	—	1,791,936	(1,090,000)	(1,793,026)	—	—	—
Issued for cash	1,887,749	1,888	—	—	1,408,012	—	—	—	—	1,409,900
Issued for services	100,000	100	—	—	53,025	—	—	—	—	53,125
Cancelled	(50,000)	(50)	—	—	(26,513)	—	—	—	—	(26,563)
Exercise of stock options	125,000	125	—	—	180,975	—	—	—	—	181,100
Conversion of notes payable to shares	997,736	998	—	—	880,030	—	—	—	—	881,028
Grant of employee stock options	—	—	—	—	523,998	—	—	—	—	523,998
Grant of consultants' and supplier stock options	—	—	—	—	1,110,797	—	—	—	—	1,110,797
Issue of preferred stock (net of expenses of issue $2,206,013)	—	—	3,637,200	3,637	8,676,336	—	—	—	—	8,679,973
Beneficial conversion feature related to convertible preferred stock and warrants issued in connection with a private placement	—	—	—	—	11,502,222	—	—	—	—	11,502,222
Accretion of beneficial conversion feature related to convertible preferred stock and warrants	—	—	—	—	(11,502,222)	—	—	—	—	(11,502,222)
Issue of share purchase warrants	—	—	—	—	6,476,637	—	—	—	—	6,476,637
Conversion of preferred shares	3,532,800	3,533	(3,072,000)	(3,072)	(461)	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—	6,119	6,119
Net loss	—	—	—	—	—	—	—	(11,858,546)	—	(11,858,546)

Balance, September 30, 2000	16,904,620	$16,905	565,200	$565	$23,274,716	—	$—	$(14,482,051)	$6,119	$8,816,254

Translation adjustments	—	—	—	—		—	—	—	(1,349)	(1,349)
Grant of supplier stock options	—	—	—	—	82,086	—	—	—	—	82,086
Conversion of preferred shares	483,000	483	(420,000)	(420)	(63)
Net loss	—	—	—	—		—	—	(2,293,400)	—	(2,293,400)

Balance, December 31, 2000	17,387,620	17,388	145,200	145	23,356,739	—	—	(16,775,451)	4,770	6,603,591

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statement of Cash Flows

(Expressed in Canadian Dollars)

	For the three months ending December 31, 2000	For the three months ending December 31, 1999
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(2,293,400)	$(665,753)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	266,137	130,293
Non-cash consulting expense	—	53,125
Change in operating assets and liabilities:
Prepaid expenses and deposits	(20,189)	(14,595)
Accounts receivable	(190,505)	(97,027)
Accounts payable	1,113,930	(106,585)
Wages payable	97,948	(27,451)
Other accrued liabilities	(353,274)	65,583

Net cash used in operating activities	(1,379,353)	(662,410)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,317,221)	(69,923)

Net cash used in investing activities	(1,317,221)	(69,923)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	—	(1,295)
Proceeds from issue of common stock	—	500,693
Proceeds from share subscriptions received	—	257,638

Net cash provided by financing activities	—	757,036

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,696,574)	24,703
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,228,382	43,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$531,808	$68,324

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$—	$25,085

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to the Consolidated Interim Financial Statements

(Expressed in Canadian dollars)

1.  BASIS OF PRESENTATION AND CONTINUING OPERATIONS

  The accompanying unaudited interim financial statements have been prepared in conformity with United States generally accepted accounting principles ("United States GAAP") for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Managements' Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report for the fiscal year ended September 30, 2000 on Form 10-KSB filed with the Securities and Exchange Commission. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. In the previous fiscal year the Company was considered to be in the development stage.

  These financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. During the three months ended December 31, 2000, the Company recorded a net loss of $2,293,400 and used net cash in operations of $1,379,281. At December 31, 2000, the Company had a working capital deficiency of $440,560, an accumulated deficit of $16,775,460 and does not expect to generate profitable operations until fiscal 2002 or later.

  The Company's funding of its continuing operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. Although some financing has been obtained through the sale of the Western Canadian subscriber base (note 8), the Company is currently pursuing opportunities to raise further financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions.

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

2.  PROPERTY AND EQUIPMENT

	December 31, 2000	September 30, 2000
	(Unaudited)
Telecommunications equipment, installed	$6,295,054	$5,616,412
Telecommunications equipment, not yet placed in service	993,932	503,131
Computer equipment	617,022	481,285
Furniture and fixtures	186,062	174,021

	8,092,070	6,774,849
Less: accumulated amortization	(1,137,369)	(878,685)

	$6,954,701	$5,896,164

3.  SHARE CAPITAL

  (a) Stock Option Plan

  (i)
  Suppliers' Stock Option Plan ("Suppliers' Plan")

    On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 215,135 common shares of the Company.

    In addition to the stock options under the Suppliers' Plan issued to December 31, 2000, the Company was also obligated to issue an additional 25,000 (September 30, 2000—50,000) options to purchase common shares of the Company at an exercise price of US$1.50 per share and exercisable for five years from the date of issue.

    On October 6, 2000 the Company granted fully vested options to purchase 25,000 common shares at US$1.50 per share under the Plan described above. These options were earned and recognized as of expense of $82,086 in the previous fiscal year and are exercisable for five years from the date of issue.

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

    On October 6, 2000, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$2.00 per share, the exercise price of all options previously granted at US$5.00 per share under the 2000 Incentive Stock Option Plan. FASB Interpretation No. 44 ("FIN 44") provides that a reduction of the exercise price of an existing option results in variable plan accounting for the remaining life of the option. Consequently, for accounting periods after the re-pricing the Company will recognize a compensation expense for the increase in the intrinsic value of the re-priced options and a credit for decreases in the intrinsic value to the extent of the previously recognized compensation expense. The intrinsic value is represented by the excess of the market price of the Company's stock over the revised exercise price of the option.

  (b) Stock Option Plans Summarized

  The following table summarizes the activity in all Option Plans:

	Options Available For Issuance
			Weighted Average Exercise Price US$ Per Share
		Number of Options Outstanding
	Total
Outstanding at September 30, 1999	441,250	473,885	$1.18

Authorized	3,400,000
Granted (weighted average fair value of US$3.33 per share)	(3,429,475)	3,429,475	$4.74
Exercised		(125,000)	$1.00
Expired	180,000	(180,000)	$5.00
Cancelled	(65,135)	—

Outstanding at September 30, 2000	526,640	3,598,360	$4.29

Granted (weighted average fair value of US$0.33 per share)	(32,000)	32,000	$1.61
Exercised
Expired	80,000	(80,000)	$5.00
Outstanding at December 31, 2000	574,640	3,550,360	$4.25

  (c) Stock Options Outstanding

  As at December 31, 2000, the following stock options were outstanding:

Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Number Exercisable
$1.00	265,276	3.31	265,276
$1.50	198,885	2.72	198,885
$1.75	12,375	4.20	12,375
$2.00	2,923,824	4.14	1,533,636
$2.50	150,000	4.36	75,000

	3,550,360		2,085,172

  The 1,465,188 unvested options outstanding at December 31, 2000 vest over a three year period.

  (d) Warrants

  Details of the status of warrants issued to date are as follows:

	Number of Warrants	Weighted Average Exercise price US$	Expiry Date
Outstanding at September 30, 2000 and 1999	—	$—
Issued:
Agents' warrants	309,000	2.50	January 28, 2001
Gibralt Capital Corporation	750,000	2.50	March 1, 2002
Private placement units	699,999	1.00	February 3, 2002
Private placement units	1,482,750	0.75	November 25, 2001

Outstanding at December 31, 2000	3,241,749	$1.22

4.  STRATEGIC ALLIANCE

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

    The Company's contract with Star Choice gives the company a 30% share of gross subscriber revenues from the sale of Star Choice programming services plus 100% of a digital access fee within the multi- unit dwellings for a period of 10 years, with renewal clauses.

    The Company will incur only the cost associated with the implementation of its services, and will not share any of Star Choice's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for other satellite operators in Canada.

    On January 31, 2001 the Company and Star Choice, as part of the sale of the Western Canadian subscriber base (note 8), entered into an amendment to the System Operator Agreement whereby the allowable territory, which previously contained all of Canada, was amended to exclude the Provinces of British Columbia, Alberta, Saskatchewan and Manitoba.

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

5.  COMMITMENTS AND CONTINGENCIES

  (a)
  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2000:

Fiscal year ended September 30,	Amount
2001 (remainder)	$147,303
2002	122,256
2003	29,887
2004	14,940

$314,386

  (b)
  The Company was named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw was seeking an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. With the closing of the sale of the Western Canadian subscriber base (note 8) on January 31, 2001, Shaw agreed to take no further action in this matter.

  (c)
  The Company has also been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defence disputing that the Plaintiff's has any legal right to bring the action based on a Canadian Radio and Telecommunications Commission (CRTC) ruling on inside wiring access, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

  (d)
  The Company has received letters in February 1999 from counsel for Rogers Cablesystems ("Rogers") in which legal action was threatened based on certain alleged activities done by the Company in certain properties in British Columbia. The Company's solicitors replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company, until recently was negotiating with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues. With the closing of the sale of the Western Canadian subscriber base on January 31, 2001 (note 8) the company is of the opinion that further action in this matter is unlikely.

  (e)
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

7.  SEGMENTED INFORMATION

  The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. Revenues for the three months ended December 31, 2000 of $518,138 and $17,086 (year ended September 30, 2000—$1,391,321 and $20,246) related to Canada and the United States, respectively. Net property and equipment as at December 31, 2000 of $6,488,581 and $466,120 (September 30, 2000—$5,718,918 and $177,246) was held in Canada and the United States, respectively.

8.  SUBSEQUENT EVENTS

  (a)
  On January 11, 2001 the Company issued convertible debt for cash proceeds of $US 150,000. The debt is convertible into common shares of the Company at a conversion price of $US 0.25 per common share anytime during the period from April 10, 2001 to December 31, 2001. In addition, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This results in a beneficial conversion right calculated as the difference between the conversion price and the quoted trading price of the Company's stock on the date of issue. This beneficial conversion right, in the amount of $60,000 will be recognized as additional interest expense in the period from January 11 to April 10, 2001.

    The proceeds of $150,000 have been allocated on a pro rata basis, as described in APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", between the estimated fair value of the debt and share purchase warrants resulting in an initial value of the debt and share purchase warrants in the amounts of $US 81,150 and $US 68,850, respectively. The difference between the recorded value of the debt at issue date and the maturity value of $150,000 will be accreted as additional interest expense over the term of the debt.

    The convertible debt is also convertible at the option of the Company and the Company may prepay any part of the note at any time and from time to time without bonus or penalty, provided, however, that the Company shall provide the note holder with 15 days written notice of its intention to prepay this Note and the amount of the prepayment. If the prepayment notice specifies a partial prepayment, the conversion into Common Shares shall only apply to such amount as has not bee prepaid. All prepayments shall include any interest that has been accrued but not paid.

  (b)
  On January 31, 2001 the Company completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the Company's 14,407 Western Canadian satellite television subscribers and associated property access agreements for a purchase price of $5,174,478. Beginning February 1, 2001, Star Choice will assume all obligations under the property access agreements and provide on-going service to these properties, owners and subscribers.

    Under the agreement, Star Choice also receives the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately $5,018,889 and a net book value of approximately $4,174,053 at December 31, 2000. Net intangible assets carried at $89,442 at December 31, 2000 also relate to the subscribers which were sold and accordingly, will be written off. The result of the transaction will be that a pre-tax gain on sale of assets of $910,983 will be recorded.

    The agreement did not result in the sale of any of the Company's Internet or security subscribers

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we will need to raise additional funds, we are totally dependent on our program providers for satellite signals and programming, our industry is highly competitive, exchange rates may have a material adverse effect on our results of operations, and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

    We earn our revenue through the sale of digital satellite television programming packages to multiple dwelling unit residents. Under agreements with our programming providers, we earn a percentage of the fees charged to the subscriber. We also earn a digital access fee for our digital set-top box service. We have been providing our digital satellite television services in Canada since November 1998. We began U.S. operations in May 2000 and signed on our first U.S. subscribers in August 2000. As at December 31, 2000, we had approximately 16,500 digital satellite subscribers in 243 properties throughout Canada and approximately 400 digital satellite subscribers in 54 buildings throughout the U.S.

    We recently began offering other services, such as in-suite security monitoring services to residents of our MDU properties. We are also in the process of marketing high speed Internet access services. We began offering our Internet access and security services in August 2000 and subscribers were, 127 for Internet and 89 for security as at December 31, 2000. We are considering introducing the provision of Voice Over IP (VOIP) local and long distance telephony service in 2001 or 2002. VOIP is technology enabling voice traffic to be transported over the Internet. The service would be offered within the properties where we have deployed our broadband service.

    We have incurred operating losses since our inception and do not expect to generate profitable operations until fiscal 2002 or later. Funding of our operating expenses, working capital needs and capital commitments is dependent upon our ability to raise financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

    On January 31, 2001 we completed an agreement with Star Choice for the sale of our Western Canadian satellite television subscriber base and associated property access agreements for a selling price of CDN$5,174,478. Also in January, we raised US$150,000 from the proceeds of a convertible promissory note.

BASIS OF PRESENTATION

    Our consolidated interim balance sheets at December 31, 2000 and September 30, 2000 and the consolidated interim statements of operations for the three month periods ended December 31, 2000 and 1999, and their respective Notes ("Consolidated Interim Financial Statements") have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in Canada.

GENERAL

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Interim Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

    Revenue.  Our revenue for the three months ended December 31, 2000 of CDN$535,224 was comprised of 50% SMATV revenue, 24% net programming revenue from Star Choice, 19% from digital access fees and 7% from security, Internet and other sales. Our revenue for the three months ended December 31, 1999 of CDN$311,888 was comprised of 33% SMATV revenue, 40% net programming revenue from Star Choice, 18% from digital access fees and 9% from equipment and other sales. As at December 31, 2000 there were approximately 10,700 SMATV and private cable subscribers and approximately 6,200 digital satellite subscribers, compared to 8,500 SMATV subscribers and approximately 3,400 digital satellite subscribers as at December 31, 1999.

    Direct Costs and Sales Expenses.  Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 36% of total revenue for the three months ended December 31, 2000 compared to 59% for the same period of the prior year with the improvement reflecting higher set-top revenues in the current period. Salaries, wages, commissions and benefits make up 73% of the sales expenses for the three months ended December 31, 2000 compared to 74% of the sales expenses for the three months ended December 31, 1999. The balance of 27% and 26% respectively, consisted primarily of travel, consulting, advertising and telephone expenses.

    General and Administrative Expenses.  G&A expenses for the three months ended December 31, 2000 were CDN$2,022,344 as compared to CDN$462,667 for the corresponding prior period. This 337% increase in G&A period over period is representative of the increase in business activity and parallels the increased number of employees. Average number of employees was 115 and 25 for the three months ended December 31, 2000 and 1999 respectively. Advertising, promotion, investor relations, travel and vehicle costs were CDN$267,386 for the three months ended December 31, 2000 or 13% of G&A, compared to CDN$70,379 for the corresponding prior period, an increase of 280%. Office, occupancy, repairs and maintenance, and telephone costs were CDN$408,344 for the three months ended December 31, 2000, or 20% of G&A, compared to CDN$83,323 for the corresponding prior period for an increase of 390%. Wages, professional and consulting fees for the three months ended December 31, 2000 were CDN$1,100,996 or 54% of G&A and up from the prior period's CDN$249,831. Amortization expense of CDN$266,137 or 13% of G&A in the three months ended December 31, 2000 compared to CDN$130,293 or 28% of G&A in the three months ended December 31, 1999. Foreign exchange gains of CDN$20,519 and interest expense of Nil for the three months ended December 31, 2000 compared to CDN$96,512 in foreign exchange gain and to CDN$25,353 in interest expense for the corresponding prior period.

    Net Loss.  We reported a net loss of CDN$2,293,400 for the three months ended December 31, 2000, up from a net loss of CDN$665,753 for the three months ended December 31, 1999. The increase is primarily attributable to an increase in staff from 25 to 115 to support the expansion of operations into the United States, the delivery of new services in Internet and the growth of our customer service function to support an increased subscriber base.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999 AND SEPTEMBER 30, 2000

    Cash Position.  At December 31, 2000, we had cash and cash equivalents of CDN$531,880 compared to CDN$3,228,382 at September 30, 2000 and CDN$68,324 at December 31, 1999. The decrease in our cash position was due to the drawdown of the remaining proceeds received from common and preferred share private placements during fiscal 2000. These proceeds were the source of funding for our operating and investing activities during the three months ended December 31, 2000.

    Operating Activities.  Net cash of CDN$1,379,281 was used in operating activities during the three months ended December 31, 2000. The primary operating use of cash was from our net loss of CDN$2,293,400 partially offset by CDN$266,137 in amortization. In addition, we recorded CDN$647,981 as a source of cash, from changes in working capital, mainly from an increase of trade accounts payable. At December 31, 2000 and as at the date of sale of the Western Canadian satellite subscriber base there was a working capital deficiency. See below.

    Investing Activities.  Net cash of CDN$1,317,221 was used in investing activities during the three months ended December 31, 2000, to purchase property and equipment. In the three months ended December 31, 1999, we spent CDN$69,923 on purchases of property and equipment related primarily to the addition of subscribers in our digital satellite business.

Financing Activities

    There were no financing activities during the three months ended December 31, 2000. In the three months ended December 31, 1999 net cash of CDN$757,036 was raised in the issuance of common shares, exercise of warrants and receipt of subscriptions to purchase common shares.

Working Capital

    As at December 31, 2000 there was a working capital deficiency of CDN$440,560 compared to positive working capital of CDN$2,823,194 as at September 30, 2000 and a working capital deficiency of CDN$2,098,337 as at December 31, 1999.

Sale of Western Canadian Subscriber Base

    On January 31, 2001 we completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the our 14,407 Western Canadian satellite television subscribers and associated property access agreements for a purchase price of $5,174,478. Beginning February 1, 2001, Star Choice will assume all obligations under the property access agreements and provide on-going service to these properties, owners and subscribers.

    Under the agreement, Star Choice also receives the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately $5,018,889 and a net book value of approximately $4,174,053 at December 31, 2000. Net intangible assets carried at $89,442 at December 31, 2000 also relate to the subscribers which were sold and accordingly, will be written off. The result of the transaction will be that a pre-tax gain on sale of assets of $910,943 will be recorded.

    The agreement did not result in the sale of any of our Internet or security subscribers.

Market Risk

    We are exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of our current assets and liabilities. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, we are subject to such risk from foreign currency transactions and translation gains and losses. With a significant portion of our cash denominated in US dollars, a sudden or significant change in foreign exchange rates could have a material effect on our future cash flows. If the Canadian dollar were to increase in value by 5% against the US dollar an unrealized foreign currency translation loss of less than CDN$25,000 would occur.

Capital Commitments and Contingencies

    We have access agreements with the owners of multiple dwelling unit properties to supply our television viewing systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contigencies

    As a result, in January 2001, of raising $CDN5,174,478 from the recent sale of the Western Canadian subscriber base and raising $150,000 from the convertible promissory note we have sufficient cash resources to cover current levels of operating expenses and working capital needs for at least the balance of this fiscal year and potentially beyond. However, this is a capital-intensive business and continued growth is dependant on raising significant additional financing. To this extent we have engaged an investment-banking firm to assist with financing through a convertible securities offering. There is no assurance that we will be successful in any of these initiatives.

PART II—OTHER INFORMATION

Item 2.  Changes in Securities

    On October 6, 2000 a supplier was granted fully vested options to purchase 25,000 common shares at $1.50 per share under the 2000 Option Plan and are exercisable for five years from the date of issue.

    Also on October 6, 2000 certain employees were granted 7,000 options to purchase common shares at an exercise price of $2.00 per share, vesting over three years and exercisable for five years from the date of issue.

Item 5.  Other Information

    On December 23, 2000 Robert A. Biagioni tendered his resignation as Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K.

    None.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

/s/ Sheldon Nelson
Principal Financial and Chief Accounting Officer
Dated: February 12, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Balance Sheets (Expressed in Canadian dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Statements of Operations and Comprehensive Loss (Expressed in Canadian dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Statement of Shareholders' Equity (Deficit) (Expressed in Canadian Dollars) (Amounts for the period subsequent to September 30, 2000 are unaudited)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Statement of Cash Flows (Expressed in Canadian Dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Notes to the Consolidated Interim Financial Statements (Expressed in Canadian dollars)
PART II—OTHER INFORMATION
SIGNATURES