Form 10QSB
period 2001-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2001-05-15
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

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

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001 there were 17,443,620 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

EXCHANGE RATES

    All dollar amounts in this report are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:

Fiscal Quarter Ending March 31, 2001
Rate at end of fiscal quarter:	1.5774
Average rate for fiscal quarter:	1.5267

Item 1.  Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Balance Sheets

(Expressed in Canadian dollars)

	March 31, 2001	September 30, 2000
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$3,128,090	$3,228,382
Prepaid expenses and deposits	301,670	262,609
Accounts receivable
Trade, net of a provision of $20,294 and $4,138	224,845	249,869
Sales tax and other	79,004	147,726

TOTAL CURRENT ASSETS	3,733,609	3,888,586
PROPERTY AND EQUIPMENT, net (Note 2)	2,915,934	5,896,164
INTANGIBLE ASSETS	—	96,896

TOTAL ASSETS	$6,649,542	$9,881,646

LIABILITIES
CURRENT
Accounts payable	$195,152	$703,849
Convertible note payable (Note 3)	209,526
Other accrued liabilities	165,665	361,543

TOTAL CURRENT LIABILITIES	570,342	1,065,392

CONTINUING OPERATIONS (Note 1)
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 17,433,620 shares issued and outstanding (September 30, 2000—16,904,620)	17,434	16,905
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 105,200 issued and outstanding (September 30, 2000—565,200)	105	565
Additional paid-in capital	23,577,357	23,274,716
Accumulated deficit	(17,548,568)	(14,482,051)
Accumulated other comprehensive income	32,872	6,119

TOTAL SHAREHOLDERS' EQUITY	6,079,200	8,816,254

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,649,542	$9,881,646

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statements of Operations and Comprehensive Loss

(Expressed in Canadian dollars)

	For the six months ending March 31, 2001	For the six months ending March 31, 2000	For the three months ending March 31, 2001	For the three months ending March 31, 2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$912,311	$585,789	$377,087	$273,901
DIRECT COSTS	279,881	326,649	89,205	143,698

GROSS PROFIT	632,430	259,140	287,882	130,203

INTEREST INCOME	47,797	80,241	25,884	80,241

SALES EXPENSE	1,004,725	867,241	367,208	535,218

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	12,070	7,541	1,328	456
Depreciation and amortization	505,736	270,014	239,599	139,720
Consulting	205,172	1,081,647	84,046	1,028,522
Foreign exchange gain	(92,585)	(121,822)	(72,066)	(25,310)
Interest	181,976	50,243	181,976	24,890
Financing	—	4,241,424	—	4,241,424
Investor Relations	48,928	110,198	30,358	67,221
Occupancy	244,713	64,392	150,891	31,348
Office	583,897	175,185	368,184	158,945
Professional fees	191,671	324,040	27,813	245,265
Repairs and maintenance	13,426	35,268	2,019	26,822
Telephone	153,085	62,315	65,683	36,723
Travel	311,756	56,291	97,082	41,674
Vehicle	35,762	7,792	12,362	2,092
Wages	1,600,520	821,723	784,508	703,792

	3,996,128	7,186,251	1,973,784	6,723,584

NET OPERATING LOSS FOR THE PERIOD	(4,320,626)	(7,714,111)	(2,027,226)	(7,048,358)

Gain on sale of assets	1,254,108	—	1,254,108	—

NET LOSS FOR THE PERIOD	$(3,066,518)	$(7,714,111)	$(773,118)	$(7,048,358)

Adjustment for beneficial conversion feature of convertible preference shares	—	$(11,147,175)	—	$(11,147,175)
Adjustment for beneficial conversion feature of warrants	—	(355,047)	—	(355,047)

NET LOSS FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,066,518)	(19,216,333)	(773,118)	(18,550,580)

Other comprehensive income:
Foreign currency translation adjustment	26,753	—	28,102	—

COMPREHENSIVE LOSS FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,039,765)	$(19,216,333)	$(745,016)	$(18,550,580)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.18)	$(1.86)	$(0.04)	$(1.51)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,290,186	10,341,555	17,387,620	12,270,873

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statement of Shareholders' Equity (Deficit)

(Expressed in Canadian Dollars)

(Amounts for the period subsequent to September 30, 2000 are unaudited)

			Convertible Preferred stock		Additional paid-in capital	Share Subscriptions Received
	Common stock								Accumulated other comprehensive income
								Accumulated Deficit
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Balance, September 30, 1998	160	—	—	—	160	—	—	(97,685)	—	(97,685)
Issued for cash	3,367,500	3,367	—	—	66,788	—	—	—	—	35,222
Issued on business acquisition	5,213,675	5,214	—	—	30,008	—	—	—	—	35,222
Exercise of warrants	640,000	640	—	—	1,473,543	—	—	—	—	1,474,183
Grant of employees' options	—	—	—	—	222,000	—	—	—	—	222,000
Suppliers' options issued and issuable	—	—	—	—	250,000	—	—	—	—	250,000
Grant of options to consultant	—	—	—	—	177,445	—	—	—	—	177,445
Issued for cash (net of expenses of the issue of $176,437)	—	—	—	—	—	670,000	1,544,924	—	—	1,544,924
Issued for cash	—	—	—	—	—	420,000	248,102	—	—	248,102
Net loss	—	—	—	—	—	—	—	(2,525,660)	—	(2,525,660)

Balance, September 30, 1999	9,221,335	9,221	—	—	2,199,944	1,090,000	1,793,026	(2,623,505)	—	1,378,686

Issued for subscriptions	1,090,000	1,090	—	—	1,791,936	(1,090,000)	(1,793,026)	—	—	—
Issued for cash	1,887,749	1,888	—	—	1,408,012	—	—	—	—	1,409,900
Issued for services	100,000	100	—	—	53,025	—	—	—	—	53,125
Cancelled	(50,000)	(50)	—	—	(26,563)	—	—	—	—	(26,563)
Exercise of stock options	125,000	125	—	—	180,975	—	—	—	—	181,100
Conversion of notes payable to shares	997,736	998	—	—	880,030	—	—	—	—	881,028
Grant of employee stock options	—	—	—	—	523,998	—	—	—	—	523,998
Grant of consultants' and supplier stock options	—	—	—	—	1,110,797	—	—	—	—	1,110,797
Issue of preferred stock (net of expenses of issue $2,206,013)	—	—	3,637,200	3,637	8,676,336	—	—	—	—	8,679,973
Beneficial conversion feature related to convertible preferred stock and warrants issued in connection with a private placement	—	—	—	—	11,502,222	—	—	—	—	11,502,222
Accretion of beneficial conversion feature related to convertible preferred stock and warrants	—	—	—	—	(11,502,222)	—	—	—	—	(11,502,222)
Issue of share purchase warrants	—	—			6,476,637	—	—	—	—	6,476,637
Conversion of preferred shares	3,532,800	3,533	(3,072,000)	(3,072)	(461)	—	—	—	—	—
Translation adjustments	—	—	—	—	—				6,119	6,119
Net loss	—	—	—	—	—	—	—	(11,858,546)	—	(11,858,546)

Balance, September 30, 2000	16,904,620	$16,905	565,200	$565	$23,274,716	—	$—	$(14,482,051)	$6,119	$8,816,254

Translation adjustments	—	—	—	—	—	—	—	—	26,753	26,753
Grant of consultant and supplier stock options	—	—	—	—	106,381	—	—	—	—	106,381
Conversion of preferred shares	529,000	529	(460,000)	(460)	(69)	—	—	—	—	—
Issue of share purchase warrants (note 3)	—	—	—	—	104,727	—	—	—	—	104,727
Beneficial conversion feature related to the convertible debt (Note 3)	—	—	—	—	91,602	—	—	—	—	91,602
Net loss	—	—	—	—	—	—	—	(3,066,518)	—	(3,066,518)

Balance, March 31, 2001	17,433,620	17,434	105,200	105	23,577,357	—	—	(17,548,568)	32,872	6,079,200

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Interim Statement of Cash Flows

(Expressed in Canadian Dollars)

	For the six months ending March 31, 2001	For the six months ending March 31, 2000
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(3,066,518)	$(7,714,111)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	505,736	270,014
Gain on sale of assets (Note 6)	(1,254,108)	—
Non-cash wages expense	—	523,998
Non-cash selling expense	—	64,418
Non cash interest expense on convertible note	175,284	4,241,424
Non-cash consulting expense	24,295	1,069,843
Change in operating assets and liabilities:
Prepaid expenses and deposits	(39,061)	(16,090)
Accounts receivable	93,747	(105,600)
Accounts payable	(510,054)	(929,371)
Wages payable	—	61,514
Other accrued liabilities	(82,362)	(22,134)

Net cash used in operating activities	(4,153,042)	(2,556,095)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,691,788)	(871,490)
Proceeds on sale of assets (Note 6)	5,517,603	—

Net cash used in investing activities	3,825,815	(871,490)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	122,208	—
Proceeds from issue of common stock	—	1,235,956
Proceeds from issue of preferred stock	—	10,915,185
Proceeds from issue of warrants	104,727	355,047

Net cash provided by financing activities	226,935	12,506,188

NET INCREASE IN CASH AND CASH EQUIVALENTS	(100,292)	9,078,603
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,228,382	43,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,128,090	$9,122,224

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$6,692	$7,030

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to the Consolidated Interim Financial Statements

(Expressed in Canadian dollars)

1.  BASIS OF PRESENTATION AND CONTINUING OPERATIONS

    The accompanying unaudited interim financial statements have been prepared in conformity with United States generally accepted accounting principles ("United States GAAP") for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Managements' Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report for the fiscal year ended September 30, 2000 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. In the previous fiscal year the Company was considered to be in the development stage.

    These financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. During the six months ended March 31, 2001, the Company recorded a net loss of $3,066,518 and used net cash in operations of $4,270,194. At March 31, 2001, the Company had working capital of $3,163,267, an accumulated deficit of $17,548,568 and expects to generate profitable operations by fiscal 2002.

    The Company's funding of its continuing operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. Although over $10 million in financing has been obtained through the sale of the Canadian subscriber base (notes 6 and 9), the Company is currently pursuing opportunities to raise further financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions.

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

2.  PROPERTY AND EQUIPMENT

	March 31, 2001	September 30, 2000
Telecommunications equipment, installed	$1,981,973	$5,616,412
Telecommunications equipment, not yet placed in service	609,102	503,131
Computer equipment	658,947	481,285
Furniture and fixtures	197,726	174,021

	3,447,748	6,774,849
Less: accumulated amortization	(531,814)	(878,685)

	$2,915,934	$5,896,164

3.  CONVERTIBLE DEBT

    On January 11, 2001 the Company issued convertible debt for cash proceeds of $226,935 ($US 150,000). The debt is convertible into common shares of the Company at a conversion price of $US 0.25 per common share anytime during the period from April 10, 2001 to December 31, 2001. In addition, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This results in a beneficial conversion right calculated as the difference between the conversion price and the quoted trading price of the Company's stock on the date of issue. This beneficial conversion right, in the amount of $91,602 ($US 60,000) is being recognized as additional interest expense in the period from January 11 to April 10, 2001.

    The proceeds of $226,935 ($US 150,000) have been allocated on a pro rata basis, as described in APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", between the estimated fair value of the debt and share purchase warrants resulting in an initial value of the debt and share purchase warrants in the amounts of $122,208 ($US 81,150) and $104,727 ($US 68,850), respectively. The difference between the recorded value of the debt at issue date and its maturity value will be accreted as additional interest expense over the term of the debt.

    The convertible debt is also convertible at the option of the Company and the Company may prepay any part of the note at any time and from time to time without bonus or penalty, provided, however, that the Company shall provide the note holder with 15 days written notice of its intention to prepay this Note and the amount of the prepayment. If the prepayment notice specifies a partial prepayment, the conversion into Common Shares shall only apply to such amount as has not been prepaid. All prepayments shall include any interest that has been accrued but not paid. On April 6, 2001, the Company exercised its option to fully repay the convertible note.

4.  SHARE CAPITAL

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

      In addition to the stock options under the Suppliers' Plan issued to March 31, 2001, the Company was also obligated to issue an additional 25,000 (September 30, 2000—50,000) options to purchase common shares of the Company at an exercise price of US$1.50 per share and exercisable for five years from the date of issue.

      On October 6, 2000 the Company granted fully vested options to purchase 25,000 common shares at US$1.50 per share under the Plan described above. These options were earned and recognized as an expense of $82,086 in the previous fiscal year and are exercisable for five years from the date of issue.

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

      On March 9, 2001, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$0.60 per share, the exercise price of all options previously granted to employees at $2.00 per share under the 2000 Incentive Stock Option Plan. On April 11, 2001, the Board of Directors of the Company accepted the recommendation of its Compensation Committee to re-price, at US$0.60 per share, the exercise price of all options previously granted to directors at $2.50 per share under the 2000 Incentive Stock Option Plan. FASB Interpretation No. 44 ("FIN 44") provides that a reduction of the exercise price of an existing option results in variable plan accounting for the remaining life of the option. Consequently, for accounting periods after the re-pricing the Company will recognize a compensation expense for the increase in the intrinsic value of the re-priced options and a credit for decreases in the intrinsic value to the extent of the previously recognized compensation expense. The intrinsic value is represented by the excess of the market price of the Company's stock over the revised exercise price of the option.

  (b) Stock Option Plans Summarized

    The following table summarizes the activity in all Option Plans:

	Options Available For Issuance Total	Number of Options Outstanding	Weighted Average Exercise Price US$Per Share
Outstanding at September 30, 2000	526,640	3,598,360	$4.29

Granted (weighted average fair value of US$0.48 per share)	(182,000)	182,000	$1.61
Exercised Expired	1,149,806	(1,149,806)	$5.00

Outstanding at March 31, 2001	1,494,446	2,630,554	$4.25

  (c) Stock Options Outstanding

    As at March 31, 2001, the following stock options were outstanding:

Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Number Exercisable
$0.60	1,851,126	3.92	1,063,203
$0.60	150,000	2.93	150,000
$1.00	254,428	3.03	265,276
$1.50	198,885	2.50	198,885
$1.75	12,375	3.95	12,375
$2.00	13,740	3.95	13,740
$2.50	150,000	4.12	75,000

	2,630,554		1,614,739

    A weighted average exercise price of US$0.83 applies to the 2,630,554 options outstanding. The 1,015,815 unvested options outstanding at March 31, 2001 vest over a three year period.

  (d) Warrants

    Details of the status of warrants issued to date are as follows:

	Number of Warrants	Weighted Average Exercise price US$	Expiry Date
Issued:
Gibralt Capital Corporation	750,000	2.50	March 1, 2002
Private placement units	699,999	1.00	February 3, 2002
Private placement units	1,482,750	0.75	November 25, 2001
Convertible note payable	600,000	0.60	January 11, 2002

Outstanding at March 31, 2001	3,532,749	$1.15

5.  STRATEGIC ALLIANCE

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

    The Company will incur only the cost associated with the implementation of its services, and will not share any of Star Choice's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for other satellite operators in Canada. The allowable territory in which the Company can operate has been reduced as part of the sale of Western Canadian subscribers. (Note 6).

  (b)
  In May 2000, the Company entered into a long-term System Operator Agreement with DirecTV, Inc. ("DirecTV"), a California company. The Company's contract with DirecTV gives the Company a share of monthly net subscriber receipts, depending upon the number of active subscribers, from the sale of DirecTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

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

6.  GAIN ON SALE OF CANADIAN SUBSCRIBERS

    On January 31, 2001 the Company completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the Company's Western Canadian satellite television subscriber base and associated property access agreements for a purchase price of $5,517,603. Beginning February 1, 2001, Star Choice assumed all obligations under the property access agreements and began providing on-going service to these properties, owners and subscribers.

    Under the agreement, Star Choice also received the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately $5,018,889 and a net book value of approximately $4,174,053 at January 31, 2001. Net intangible assets carried at $89,442 at January 31, 2001 related to sold subscribers and accordingly, were written off. The transaction resulted in a gain of $1,254,108 on the sale of these assets.

    As part of the sale of the Western Canadian subscriber base the System Operator Agreement with Star Choice was revised whereby the allowable territory, which previously contained all of Canada, was amended to exclude the Provinces of British Columbia, Alberta, Saskatchewan and Manitoba.

    On April 27, 2001 the company completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the Eastern Canadian satellite television subscribers and associated property access agreements. See note 9. As a result, the System Operator Agreement with Star Choice was further amended to exclude all of Canada from the allowable territory where the Company may market satellite television.

7.  COMMITMENTS AND CONTINGENCIES

  (a)
  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 31, 2001:

Fiscal year ended September 30,	Amount
2001 (remainder)	$103,379
2002	166,787
2003	11,989

$282,155

  (b)
  The Company was named as the Defendant in an action by Shaw Cable Systems Ltd. ("Shaw") in which Shaw was seeking an injunction and $2 million in damages as a result of alleged trespass and loss of business as a result of certain activities allegedly carried out by the Company. With the closing of the sale of the Western Canadian subscriber base   (note 6) on January 31, 2001, Shaw agreed to take no further action in this matter.

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

  (d)
  The Company has received letters in February 1999 from counsel for Rogers Cablesystems ("Rogers") in which legal action was threatened based on certain alleged activities done by the Company in certain properties in British Columbia. The Company's solicitors replied to the concerns expressed in each of those letters and there have been no further steps taken by Rogers or its counsel with respect to any of the matters. The Company, until recently was negotiating with Rogers with respect to other matters of joint interest, including a proposed Protocol to govern service conversion issues. With the closing of the sale of the Western Canadian subscriber base on January 31, 2001 (note 6) the Company is of the opinion that further action in this matter is unlikely.

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

8.  SEGMENTED INFORMATION

    The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. Revenues for the six months ended March 31, 2001 of $822,111 and $90,200 (year ended September 30, 2000—$1,391,321 and $20,246) related to Canada and the United States, respectively. Net property and equipment as at March 31, 2001 of $2,404,589 and $511,345 (September 30, 2000—$5,718,918 and $177,246) was held in Canada and the United States, respectively.

9.  SUBSEQUENT EVENTS

  (a)
  On April 6, 2001, the Company exercised its option to fully repay (with cash) the convertible note of $US150,000 together with accrued interest thereon.

  (b)
  On April 27, 2001 the Company completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the 2,100 Eastern Canadian satellite television subscribers and associated property access agreements for a purchase price of approximately $5.0 million. Beginning April 28, 2001, Star Choice assumed all obligations under the property access agreements and will provide on-going service to these properties, owners and subscribers. Under the agreement, Star Choice also receives the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately $1.3 million and a net book value of approximately $1.2 million at April 27, 2001. The transaction will result in a pre-tax gain on sale of assets of $3.8 million.

  (c)
  On April 30, 2001 the Company acquired all of the issued and outstanding shares of Digital Solutions, a New England based digital satellite television service provider, for US$1.675 million and 500,000 shares of common stock of the Company with a fair value of US$235,000. Formed in January 1999, Digital Solutions has over 3,000 subscribers in 31 properties. In addition, Digital Solutions has two properties in the process of installation, representing an additional 700 subscribers. The acquisition will be accounted for under the purchase method.

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

OVERVIEW

    We earn our revenue through the sale of digital satellite television programming packages to multiple dwelling unit residents. We negotiated long-term access agreements with the owners/managers of properties which allow us the right to provide our services to these residents. Under agreements with our programming providers, we earn a percentage of the fees charged to the subscriber each month. We also earn monthly digital access fees from our subscribers as well as other installation services and service related fees. We have been providing our digital satellite television services in Canada since November 1998. We began U.S. operations in May 2000 and signed on our first U.S. subscribers in August 2000.

    At December 31, 2000, we had approximately 16,500 digital satellite subscribers in 243 properties throughout Canada and approximately 400 digital satellite subscribers in 54 buildings throughout the U.S.

    On January 31, 2001 we completed an agreement with Star Choice for the sale of approximately 14,400 Western Canadian satellite television subscribers and associated property access agreements for an adjusted selling price of CDN$5.5 million.

    At March 31, 2001, we had approximately 2,100 digital satellite subscribers in Eastern Canada and approximately 500 digital satellite subscribers in the U.S.

    Also, on April 27, 2001 we completed an agreement with Star Choice for the sale of approximately 2,100 Eastern Canadian satellite television subscribers and associated property access agreements for a selling price of CDN$5.0 million. As a result of the sale of Canadian satellite subscribers, we are in the process of closing all of our offices in Canada and transitioning our head office to the U.S.

    We offer other services, such as in-suite security monitoring services, to residents of our MDU properties. We are also in the process of marketing high-speed Internet access services. We began offering our Internet access and security services in August 2000 and as at March 31, 2001 have 118 subscribers for Internet and 89 subscribers for security services. We are considering introducing the provision of Voice Over IP (VOIP) local and long distance telephony service. VOIP is technology enabling voice traffic to be transported over the Internet. The service would be offered within the properties where we have deployed our high-speed Internet access service.

    We have incurred operating losses since our inception and expect to generate profitable operations in fiscal 2002 or later. Funding of our operating expenses, working capital needs and capital commitments may be dependent upon our ability to raise financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

    Our consolidated balance sheets at March 31, 2001 and December 31, 2000 and the consolidated interim statements of operations for the three and six-month periods ended March 31, 2001 and 2000, and their respective Notes ("Consolidated Interim Financial Statements") have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities were located and conducted in Canada.

GENERAL

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Interim Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

    REVENUE.  Our revenue for the six months ended March 31, 2001 of CDN$912,311 was comprised of 43% SMATV revenue, 46% net programming revenue from providers, 3% from digital access fees and 8% from equipment and other sales. For the six months ended March 31, 2000 revenue of CDN$585,789 consisted of 39% SMATV revenue, 43% net programming revenue from providers, 17% from digital access fees and 1% from equipment and other sales with the revenue increase due to the inclusion of U.S. subscribers, higher numbers of Canadian subscribers but offset slightly by the reduction of subscribers in Western Canada due to the sale to Star Choice. We also recorded interest income of CDN$47,797 and $80,241 for the six months ended March 31, 2001 and 2000 respectively with the decrease due to investing a lower balance of available funds.

    DIRECT COSTS AND SALES EXPENSES.  Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and are 31% of revenue for the six months ended March 31, 2001 compared to 56% for the same period of the prior year with the change reflecting the sale of Western Canadian subscribers on January 31, 2001. Sales expenses for the six months ended March 31, 2001 of CDN$1,004,725 increased compared to CDN$867,241 sales expenses for the six months ended March 31, 2000 due to the United States subsidiary operating for a full six months.

    GENERAL AND ADMINISTRATIVE EXPENSES.  G&A expenses for the six months ended March 31, 2001 were CDN$3,996,128 as compared to CDN$7,186,251 for the corresponding period in 2000. The non-cash stock compensation charges and other non-cash charges (see below) are removed from the following analysis due to their nonrecurring nature resulting in base G&A expenses for the six months ended March 31, 2001 of CDN$3,796,549 as compared to CDN$1,350,985 for the corresponding period in 2000. This 181% increase in G&A period over period is primarily due to higher level of business activity, a higher average number of employees and the costs of transitioning the Canadian offices to the United States. Advertising, promotion, investor relations, travel and vehicle costs were CDN$408,516 for the six months ended March 31, 2001 or 11% of G&A, compared to CDN$181,822 for the corresponding prior period, an increase of 125%. Office, occupancy, repairs and maintenance, and telephone costs were CDN$995,124 for the six months ended March 31, 2001 or 26% of G&A, compared to CDN$337,160 for the corresponding prior period for an increase of 195%. Wages, professional and consulting fees for the six months ended March 31, 2001 were CDN$1,973,068 or 52% of G&A and up from the prior period's CDN$633,567, primarily due to increased staff levels. Foreign exchange gains of CDN$92,585 for the six months ended March 31, 2001 compared to CDN$121,822 for the corresponding prior period. Interest expense of CDN$6,692 for the six months ended March 31, 2001 compared to CDN$50,243 in interest expense for the corresponding prior period. Amortization expense of CDN$505,736 or 13% of G&A in the six months ended March 31,

2001 compared to CDN$270,013 or 20% of G&A in the six months ended March 31, 2000 and reflects the difference in subscriber base and the amount of telecommunications equipment included in capital costs during the period.

    STOCK OPTION COMPENSATION CHARGES.  We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the option granted. In the six months ended March 31, 2001, CDN$24,295 of non-cash consulting expense resulted from a grant of 150,000 options. In the six months ended March 31, 2000, CDN$1,567,279 of G&A expense was non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at a weighted average of US$1.00 for performance up to March 31, 2000, resulting in compensation cost of CDN$523,998. In addition, we granted 170,000 options to consultants at US$5.00 being the market value at date of grant and the fair value of these options, in the amount of CDN$1,043,281, has been recorded as consulting expense. Further, stock option compensation charges in the amount of CDN$64,418 were recorded as sales expense based on the fair value of stock options issued or issuable to suppliers.

    OTHER NON-CASH CHARGES.  Interest expense in the six months ended March 31, 2001 includes CDN$175,284 of non-cash interest expense related to the beneficial conversion feature of the convertible note issued on January 11, 2001 and related warrants. Included in the six months ended March 31, 2000 was CDN$26,563 in consulting expenses related to 50,000 shares issued upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of CDN$4,241,424 in the six months ended March 31, 2000 represent the fair value of our common stock over the exercise price of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement.

    NET LOSS.  We reported a net loss of CDN$3,066,518 for the six months ended March 31, 2001, compared to a net loss of CDN$7,714,111 for the six months ended March 31, 2000. When non-cash charges, including amortization, of CDN$705,315 and CDN$6,169,697 are excluded from these periods, the increase in the net loss is primarily attributable to the costs of the additional infastructure that was put in place to attain and maintain subscriber growth.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    REVENUE.  Our revenue for the three months ended March 31, 2001 of CDN$377,087 was comprised of 33% SMATV revenue, 45% net programming revenue from Star Choice, 12% from digital access fees and 10% from equipment and other sales. For the three months ended March 31, 2000 revenue of CDN$273,901 represented 43% SMATV revenue, 42% net programming revenue from Star Choice, 14% from digital access fees and 1% from equipment and other sales. We also recorded interest income of CDN$80,241 for the three months ended March 31, 2000 due to investing available funds from January 28, 2000 to March 31, 2000.

    DIRECT COSTS AND SALES EXPENSES.  Direct costs are primarily comprised of SMATV programming and maintenance costs plus equipment costs and were 24% of revenue for the three months ended March 31, 2001 compared to 52% for the same period of the prior year with the change reflecting the sale of the Western Canadian subscribers in the current period.

    GENERAL AND ADMINISTRATIVE EXPENSES.  G&A expenses for the three months ended March 31, 2001 were CDN$719,676 as compared to CDN$6,723,584 for the corresponding period in 2000. For the following analysis the gain on sale of subscribers, non-cash stock compensation charges and other non-cash charges (see below) are removed due to their nonrecurring nature resulting in base G&A expenses for the three months ended March 31, 2001 of CDN$1,774,205 as compared to CDN$941,443 for the corresponding period in 2000. This 88% increase in G&A period over period is primarily due to the costs of transitioning the Canadian offices to the United States. Advertising, promotion, investor relations, travel and vehicle costs were CDN$141,130 for the three months ended March 31, 2001 or 8% of G&A, compared to CDN$111,443 for the corresponding period in 2000, an increase of 27%. Office, occupancy, repairs and maintenance, and telephone costs were CDN$586,780 for the three months ended March 31, 2001 or 33% of G&A, compared to CDN$253,838 for the corresponding period in 2000 for an increase of 131%. Wages, professional and consulting fees for the three months ended March 31, 2001 were CDN$872,072 or 49% of G&A up from 2000's CDN$436,862. Foreign exchange gains of CDN$72,066 for the three months ended March 31, 2001 compared to CDN$25,310 for the corresponding prior period. Interest expense of CDN$6,692 for the three months ended March 31, 2001 compared to CDN$24,890 in interest expense for the corresponding prior. Amortization expense of CDN$239,599, or 14% of G&A, compared to CDN$139,720 in 2000 and reflects the change in subscriber base and higher amount of telecommunications equipment included in capital assets during the periods.

    STOCK OPTION COMPENSATION CHARGES.  G&A expense for the three months ended March 31, 2001 included CDN$24,295 in non-cash stock option consulting charges. In the period, we granted to a consultant 150,000 options to purchase common shares at US$0.60 per share. In the three months ended March 31, 2000, CDN$5,782,141 of G&A expense was non-cash stock option consulting charges. In the period, we granted 90,276 options to officers and employees at an exercise price of US$1.00 for performance up to September 30, 1999, resulting in compensation cost of CDN$523,998. In addition, we granted 170,000 options to consultants at an exercise price of US$5.00 being the current market value, the fair value of these options in the amount of CDN$1,043,281 has been recorded as consulting expense. Stock option compensation charges in the amount of CDN$64,418 were recorded as sales expense for the three months ended March 31, 2000 based on the fair value of stock options issued to suppliers, calculated on the date an eligible supplier completes the performance required to earn the options.

    OTHER NON-CASH CHARGES.  Interest expense in the six months ended March 31, 2001 includes CDN$175,284 of non-cash interest expense related to the beneficial conversion feature of the convertible note issued on January 11, 2001 and related warrants. Included in the three months ended March 31, 2000 was a reduction of CDN$26,563 in consulting expenses related to the cancellation of 50,000 shares upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of CDN$4,241,424 in the six months ended March 31, 2000 represents the fair value of our common stock over the exercise price of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement and future financial services.

    NET LOSS.  We reported a net loss of CDN$773,118 for the three months ended March 31, 2001, compared to a net loss of CDN$7,048,348 for the three months ended March 31, 2000. When the non-cash charges, including amortization, of CDN$439,178 and CDN$5,986,279 are excluded from these periods, the decrease in the net loss is primarily attributable to the sale of Western Canadian subscribers partially offset by costs of transitioning Canadian offices to the United States.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

    CASH POSITION.  At March 31, 2001, we had cash and cash equivalents of CDN$3,128,090 compared to CDN$3,228,382 at September 30, 2000. The decrease in our cash position is due to the use of funds for operating and investing activities during the six months ended March 31, 2001, offset by the CDN$5.5 million proceeds received from the sale of our Western Canadian subscribers.

    OPERATING ACTIVITIES.  Net cash of CDN$4,270,194 was used in operating activities during the six months ended March 31, 2001. The primary operating use of cash was from our net loss of CDN$3,066,518 which was partially offset by CDN$705,315 of non-cash charges, represented by CDN$505,736 in amortization and CDN$199,579 in consulting expense and interest expense related to the convertible note. In addition, we recorded CDN$654,883 as a use of cash, for the changes in working capital mainly from reduction of trade accounts payable.

    INVESTING ACTIVITIES.  Net cash of CDN$3,825,815 was provided by investing activities during the six months ended March 31, 2001 and relates to proceeds from the sale of the Western Canadian subscribers of CDN$5,517,603 offset by the capital expenditures on new subscribers of CDN$1,691,788.

    Net cash of CDN$871,490 was used in investing activities during the six months ended March 31, 2000 for capital expenditures on new subscribers.

    FINANCING ACTIVITIES.  We generated net cash of CDN$226,935 during the six months ended March 31, 2001 from the proceeds of a US$150,000 convertible note. As part of this transaction, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This debt was repaid in full on April 6, 2001.

    We generated net cash of CDN$12,506,188 from financing activities during the six months ended March 31, 2000 as follows:

  •
  On November 23, 1999, we completed six private placements. The placements consisted of 1,482,750 units at US$0.40 per unit for gross proceeds of US$593,100. Each unit comprised of one share of common stock and a two-year warrant to purchase one share of common stock for US$0.75 per share. At September 30, 1999, 420,000 units of the offering representing proceeds of CDN$248,102 (US$168,000) had been received.
  •
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
  •
  On February 3, 2000, we completed seven private placements. One private placement consisted of 125,000 common shares at US$0.80 per share for gross proceeds of US$100,000. The other private placements consisted of 699,999 units at US$0.75 per unit for gross proceeds of US$525,000. Each unit consisted of one common share and one common share purchase warrant exercisable for two years at US$1.00 per share. The net cash proceeds to us of these private placements were CDN$918,750 (US$625,000).
  •
  On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of US$1.00 for total proceeds of CDN$181,100 (US$125,000).

  •
  On February 28, 2000 and March 8, 2000 notes payable valued at CDN$829,644 at September 30, 1999, together with accrued interest, were converted to 997,736 shares of common stock. No proceeds were received during the period.

    WORKING CAPITAL.  As at March 31, 2001 we had working capital of CDN$3,163,267 and at March 31, 2000 we had working capital of CDN$8,602,481. The decrease in working capital from the prior year is attributable to the use of working capital for operations and the purchase of equipment offset by the gain on the sale of the Western Canadian subscribers to Star Choice.

Sale of Eastern Canadian Subscriber Base

    On April 27, 2001 we completed an agreement with Star Choice Television Network Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase our 2,100 Eastern Canadian satellite television subscribers and associated property access agreements for a purchase price of approximately CDN$5.0 million. Beginning April 28, 2001, Star Choice assumed all obligations under the property access agreements and will provide on-going service to these properties, owners and subscribers. Under the agreement, Star Choice also receives the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately CDN$1.3 million and a net book value of approximately CDN$1.2 million at April 27, 2001. The transaction will result in a pre-tax gain on sale of assets of CDN$3.8 million.

Acquisition of Digital Solutions LLC

    On April 30, 2001 we acquired all of the issued and outstanding shares of a New England based digital satellite television service provider, Digital Solutions, a Connecticut limited liability company, for US$1.675 million and 500,000 shares of MDTV common stock with a value of US$235,000. Formed in January 1999, Digital Solutions has over 3,000 subscribers in 31 properties. In addition, Digital Solutions has two properties in the process of installation, representing an additional 700 subscribers. Installation of these properties is expected to be complete by July 2001. Re-occurring subscription revenues and installation revenues are approximately US$75,000 per month.

Market Risk

    We are exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of our current assets and liabilities. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, we are subject to such risk from foreign currency transactions and translation gains and losses. With a significant portion of our cash denominated in US dollars, a sudden or significant change in foreign exchange rates could have a material effect on our future cash flows. Based on our March 31, 2001 cash position, if the Canadian dollar were to increase in value by 5% against the US dollar an unrealized foreign currency translation loss of less than CDN$125,000 would occur.

Capital Commitments and Contingencies

    We have access agreements with the owners of multiple dwelling unit properties to supply our television viewing systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies

    As a result of raising over CDN$10.6 million from the January 2001 sale of the Western Canadian satellite subscribers and the April 2001 sale of Eastern Canadian satellite subscribers, we have sufficient cash resources to cover current levels of operating expenses and working capital well into fiscal 2002.

PART II—OTHER INFORMATION

Item 2.  Changes in Securities

    On January 11, 2001we issued a convertible note payable for proceeds of CDN$226,935 (US$150,000). As part of this transaction, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This debt was repaid in full on April 6, 2001.

    On March 5, 2001 a consultant was granted 150,000 fully vested options to purchase common shares at $0.60 per share and exercisable for three years from the date of issue.

Item 5.  Other Information

    On March 5, 2001 Robert A. Biagioni resigned as a member of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

    On February 14, 2001 we filed an 8K describing the effect of the January 31, 2001 sale of our Western Canadian subscribers to Star Choice Communications Inc. An amendment to this 8K was filed on April 12, 2001 to include pro forma financial statements for the most recent year-ended September 30, 2000.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

/s/ Sheldon Nelson
 Principal Financial and Chief Accounting Officer
Dated: May 11, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
Consolidated Interim Balance Sheets
Consolidated Interim Statements of Operations and Comprehensive Loss
Consolidated Interim Statement of Shareholders Equity (Deficit)
Consolidated Interim Statement of Cash Flows
Notes to the Consolidated Interim Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES