Form 10QSB
period 2001-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2001-08-14
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File No.: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)

GO COMMERCE WAY, UNIT D, TOTOWA, NJ 07512
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2001 there were 17,933,620 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

EXCHANGE RATES

    All dollar amounts in this report are stated in U.S. dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of the fiscal quarter and the average rate of exchange during the fiscal quarter, based on the Bank of Canada average noon spot rate of exchange:

Fiscal Quarter Ending June 30, 2001
Rate at end of fiscal quarter:	1.5185
Average rate for fiscal quarter:	1.5290

Item 1.  Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Interim Balance Sheets
(Expressed in Canadian dollars)

	June 30, 2001	September 30, 2000
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$3,235,002	$3,228,382
Prepaid expenses and deposits	56,868	262,609
Accounts receivable
Trade, net of a provision of $23,598 (September 30, 2000 — $4,138)	401,596	249,869
Sales tax and other	62,216	147,726

TOTAL CURRENT ASSETS	3,755,682	3,888,586
PROPERTY AND EQUIPMENT, net (Note 5)	2,302,773	5,896,164
INVESTMENT IN JOINT VENTURE (Note 4)	226,952	—
INTANGIBLE ASSETS
(net of accumulated amortization of $83,130)	2,376,456	96,896

TOTAL ASSETS	$8,661,863	$9,881,646

LIABILITIES
CURRENT
Accounts payable	$164,525	$703,849
Other accrued liabilities	237,970	361,543

TOTAL CURRENT LIABILITIES	402,495	1,065,392

DEFERRED REVENUE	295,773

CONTINUING OPERATIONS (Note 5)
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 17,933,620 shares issued and outstanding (September 30, 2000—16,904,620)	18,223	16,905
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 105,200 issued and outstanding (September 30, 2000—565,200)	105	565
Additional paid-in capital	24,059,502	23,274,716
Accumulated deficit	(16,087,645)	(14,482,051)
Accumulated other comprehensive income	(26,589)	6,119

TOTAL SHAREHOLDERS' EQUITY	7,963,595	8,816,254

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,661,863	$9,881,646

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Interim Statements of Operations
(Expressed in Canadian dollars)

	For the three months ending June 30, 2000	For the nine months ending June 30, 2001	For the nine months ending June 30, 2000	For the three months ending June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$1,169,275	$896,433	$256,963	$310,644
DIRECT COSTS	338,219	436,671	58,338	110,022

GROSS PROFIT	831,056	459,762	198,625	200,622

SALES EXPENSE	1,182,629	1,489,359	177,904	622,118

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	14,140	62,848	2,070	55,307
Depreciation and amortization	654,182	451,542	148,446	181,528
Consulting	356,742	1,113,600	151,570	31,953
Foreign exchange (gain) loss	(17,549)	(262,116)	75,036	(140,294)
Investor Relations	84,217	253,464	35,290	143,266
Occupancy	319,657	112,638	74,944	48,246
Office	599,882	502,731	15,985	327,546
Professional fees	290,812	525,591	99,141	201,551
Repairs and maintenance	21,504	43,395	8,078	8,127
Telephone	208,791	134,732	55,706	72,417
Travel	411,828	197,767	100,071	141,476
Vehicle	55,853	8,802	20,091	1,010
Wages	2,205,567	1,315,735	605,046	494,012
Relocation	309,378	—	309,378	—

	5,515,005	4,460,729	1,700,852	1,566,145

NET OPERATING LOSS FOR THE PERIOD	(5,866,578)	(5,490,326)	(1,680,131)	(1,987,641)
Gain on sale of assets (Note 9)	4,367,697	—	3,113,589	—
Financing	—	(4,259,424)	—	(18,000)
Interest income	88,182	180,433	40,385	100,192
Interest expense	(215,265)	(52,845)	(33,289)	(2,602)
Equity earnings in joint venture	20,369	—	—	—

NET INCOME (LOSS) FOR THE PERIOD	$(1,605,595)	$(9,622,163)	$1,440,554	$(1,908,052)

Adjustment for beneficial conversion feature of convertible preference shares	—	$(11,147,175)	—	$—
Adjustment for beneficial conversion feature of warrants	—	(355,047)	—	—

NET INCOME (LOSS) FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,605,595)	(21,124,385)	1,440,554	(1,908,052)

Other comprehensive income:
Foreign currency translation (loss)	(26,589)	—	(53,342)	—
COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,632,184)	$(21,124,385)	$1,387,212	$(1,908,052)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.10)	$(1.71)	$0.08	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	17,448,505	12,341,669	17,765,142	13,371,820

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Interim Statement of Shareholders' Equity (Deficit)
(Expressed in Canadian Dollars)
(Amounts for the period subsequent to September 30, 2000 are unaudited)

			Convertible Preferred stock		Additional paid-in capital	Share Descriptions Received			Accumulated after comprehensive income
	Common stock
								Accumulated Deficit
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Balance, September 30, 1999	9,221,335	9,221	—	—	2,199,944	1,090,000	1,793,026	(2,623,505)	—	1,378,686

Issued for subscriptions	1,090,000	1,090	—	—	1,791,936	(1,090,000)	(1,793,026)	—	—	—
Issued for cash	1,887,749	1,888	—	—	1,408,012	—	—	—	—	1,409,900
Issued for services	100,000	100	—	—	53,025	—	—	—	—	53,125
Cancelled	(50,000)	(50)	—	—	(26,513)	—	—	—	—	(26,563)
Exercise of stock options	125,000	125	—	—	180,975	—	—	—	—	181,100
Conversion of notes payable to shares	997,736	998	—	—	880,030	—	—	—	—	881,028
Grant of employee stock options	—	—	—	—	523,998	—	—	—	—	523,998
Grant of consultants' and supplier stock options	—	—	—	—	1,110,797	—	—	—	—	1,110,797
Issue of preferred stock (net of expenses of issue $2,206,013)	—	—	3,637,200	3,637	8,676,336	—	—	—	—	8,679,973
Beneficial conversion feature related to convertible preferred stock and warrants issued in connection with a private placement	—	—	—	—	11,502,222	—	—	—	—	11,502,222
Accretion of beneficial conversion feature related to convertible preferred stock and warrants	—	—	—	—	(11,502,222)	—	—	—	—	(11,502,222)
Issue of share purchase warrants	—	—	—	—	6,476,637	—	—	—	—	6,476,637
Conversion of preferred shares	3,532,800	3,533	(3,072,000)	(3,072)	(461)	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—	6,119	6,119
Net loss	—	—	—	—	—	—	—	(11,858,546)	—	(11,858,546)

Balance, September 30, 2000	16,904,620	$16,905	565,200	$565	$23,274,716	—	$—	$(14,482,051)	$6,119	$8,816,254

Translation adjustments	—	—	—	—	—	—	—	(32,708)	(32,708)
Grant of consultant and supplier stock options	—	—	—	—	227,579	—	—	—	—	227,579
Conversion of preferred shares	529,000	529	(460,000)	(460)	(69)	—
Issue of share purchase warrants (note 7)					104,727					104,727
Beneficial conversion feature related to the convertible debt (Note 7)					91,602					91,602
Issue of shares to puchase Digital Solutions	500,000	789			360,947					361,736
Net loss	—	—	—	—		—	—	(1,605,595)	—	(1,605,595)

Balance, June 30, 2001 (unaudited)	17,933,620	18,223	105,200	105	24,059,502	—	—	(16,087,645)	(26,589)	7,963,595

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Interim Statement of Cash Flows
(Expressed in Canadian Dollars)

	For the nine months ending June 30, 2001	For the nine months ending June 30, 2000
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss for the period	$(1,605,595)	$(9,622,163)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	654,182	451,542
Gain on sale of assets (Note 9)	(4,367,705)	—
Non-cash wages expense	—	523,998
Non-cash selling expense	—	82,086
Non cash interest expense on convertible note	91,602	4,241,424
Non-cash consulting expense	145,493	1,069,843
Equity income	(20,369)
Change in operating assets and liabilities:
Prepaid expenses and deposits	205,741	(19,750)
Accounts receivable	44,122	(72,886)
Accounts payable	(629,538)	(727,237)
Wages payable	—	(29,615)
Other accrued liabilities	(97,130)	103,811
Deferred revenue	295,773	—

Net cash used in operating activities	(5,283,424)	(3,998,946)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,746,209)	(2,129,077)
Proceeds on sale of assets (Note 9)	10,570,340	—
Aquisition of Digital Solutions, net of cash acquired	(2,638,814)

Net cash used in investing activities	5,185,317	(2,129,077)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	122,208	—
Prepayment of notes payable	(122,208)
Proceeds from issue of common stock	—	1,235,956
Proceeds from issue of preferred stock	—	10,915,185
Proceeds from issue of warrants	104,727	355,047

Net cash provided by financing activities	104,727	12,506,188

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,620	6,378,165
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,228,382	43,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,235,002	$6,421,786

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$13,407	$10,863

    SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the nine months ended June 30, 2001, 500,000 common shares valued at $361,736 were issued on the acquisition of Digital Solutions.

See accompanying notes to the consolidated interim financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Consolidated Interim Financial Statements
(Expressed in Canadian dollars)

1. BASIS OF PRESENTATION AND CONTINUING OPERATIONS

    The accompanying unaudited interim financial statements have been prepared in conformity with United States generally accepted accounting principles ("United States GAAP") for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the "Audited Financial Statements"), contained in the Company's Annual Report for the fiscal year ended September 30, 2000 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. Effective October 1, 2000 the Company ceased being considered a development stage company.

    These financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. During the nine months ended June 30, 2001, the Company recorded a net loss of $1,605,595 and used net cash in operations of $5,283,424. At June 30, 2001, the Company had working capital of $3,353,187, an accumulated deficit of $16,087,645 and expects to generate profitable operations in fiscal 2002.

    The Company's funding of its continuing operating expenses, working capital needs and capital commitments is dependent upon its ability to raise additional financing. Although over $10 million in financing has been obtained through the sale of the Canadian subscriber base (Note 9), the Company is currently pursuing opportunities to raise further financing through private placements of both equity and debt securities and has engaged an investment banker to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions.

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

2. SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described in the Audited Financial Statements referred to in Note 1. Certain of the following additional policies are applicable to these interim financial statements as a result of the acquisition of Digital Solutions, LLC (Note 3):

  (a)  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated. The Company's 50% interest in the AvalonBay Joint Venture is accounted for under the equity method.

  (d)  Property and Equipment

    Property and equipment are recorded at cost less accumulated depreciation. Costs of connecting and disconnecting service are expensed. Depreciation of property and equipment is provided using the declining balance method at the following rates:

Telecommunications equipment, installed	14.5%
Computer equipment	20%
Furniture and fixtures	20%
Vehicles	20%

    Direct costs of placing telecommunications equipment into service and major improvements are capitalized.

    The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company as at June 30, 2001.

  (e)  Intangible Assets

    Intangible assets consist of a subscriber list, building access agreements and related contracts. Intangible assets are being amortized on the straight-line basis over five years. Management regularly reviews the carrying value of intangible assets based upon future expected cash flows. To date, no impairment has been indicated.

  (f)  Revenue Recognition

    The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided. Initial service or connection fees are deferred and amortized on a straight-line basis over the average period that a customer remains a subscriber.

    The Company offers installation services to building owners and managers for the construction of wiring and installation of equipment to allow telecommunications services including the sale of related equipment. Revenue from the sale of equipment is recognized when title transfers and installation revenue is recognized in the period that the services are performed.

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

    The Company may also receive a new subscriber activation subsidy from the satellite programming provider at the time it signs up a new customer. These subsidies are recognized as revenue over the average period that a customer remains a subscriber.

3. ACQUISITION OF DIGITAL SOLUTIONS, LLC

    On April 30, 2001 the Company acquired all of the issued and outstanding membership interests in Digital Solutions, LLC, ("Digital Solutions") a New England based digital satellite television service provider, for $2,686,275 (US$1.750 million) and 500,000 shares of common stock of the Company with a fair value of $361,736 (US$235,000). As of April 30, 2001, Digital Solutions had 3,142 subscribers in 31 properties. In addition, Digital Solutions had two properties in the process of installation, representing an additional 700 subscribers. The acquisition was accounted for under the purchase method and the assets, liabilities, revenues and expenses related to Digital Solutions were consolidated with the accounts of the Company effective April 30, 2001.

    Acquisition costs and the allocation of excess of acquisition costs over net assets assumed are set forth below:

Cash	$47,461
Other current assets	110,339
Investment in Joint Venture	209,414
Property and equipment	359,587
Intangible assets	2,493,901
Less: current liabilities	(172,691)

Acquisition cost	$3,048,011

    The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired Digital Solutions at the beginning of the nine month interim periods ended June 30, 2001 and 2000.

	For the nine months ended June 30,
Pro forma
	2001	2000
Total revenue	$1,444,405	$1,090,278
Net loss	(1,827,471)	(22,584,320)

Net loss per common share	$(0.10)	$(1.76)

    The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

4. INVESTMENT IN AVALONBAY JOINT VENTURE

    As part of the acquisition of Digital Solutions, the Company assumed all obligations and benefits of Digital Solutions' interest in a joint venture agreement with AvalonBay Cable I, Inc., an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay's residential communities. As at June 30, 2001 the investment in the joint venture of $226,953 is comprised of acquisition value of assets of $209,414 less the effect of foreign currency translation of $2,830 plus the Company's 50% share of the joint venture's cumulative net losses from the date of acquisition, which amounted to $20,369.

    Details of the assets, liabilities, operating results and cash flows of the joint venture are as follows:

	As at June 30, 2001	As at April 30, 2001
	(unaudited)	(unaudited)
Current assets	$96,370	$54,856
Total assets	323,703	290,681
Liabilities	4,900	10,744
Venturer's equity	318,803	279,937

From acquisition date of April 30, 2001 to June 30, 2001
(unaudited)
Revenues	$92,550
Expenses	51,812

Net earnings	$40,739

Cash flow from operations	$39,330

Cash flow from investing activities	$—

Cash flow from financing activities	$—

5. PROPERTY AND EQUIPMENT

	June 30, 2001	September 30, 2000
Telecommunications equipment, installed	$1,567,950	$5,616,412
Telecommunications equipment, not yet placed in service	325,568	503,131
Computer equipment	529,013	481,285
Furniture and fixtures	149,225	174,021
Vehicles	75,855

	2,647,611	6,774,849
Less: accumulated amortization	(344,838)	(878,685)

	$2,302,773	$5,896,164

6. CONVERTIBLE DEBT

    On January 11, 2001 the Company issued convertible debt for cash proceeds of $226,935 ($US 150,000). The debt is convertible into common shares of the Company at a conversion price of $US 0.25 per common share anytime during the period from April 10, 2001 to December 31, 2001. In addition, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This results in a beneficial conversion right calculated as the difference between the conversion price and the quoted trading price of the Company's stock on the date of issue. This beneficial conversion right, in the amount of $91,602 ($US 60,000) was recognized as additional interest expense in the nine months ended June 30, 2001.

    The proceeds of $226,935 ($US 150,000) have been allocated on a pro rata basis, as described in APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", between the estimated fair value of the debt and share purchase warrants resulting in an initial value of the debt and share purchase warrants in the amounts of $122,208 ($US 81,150) and $104,727 ($US 68,850), respectively. The difference between the recorded value of the debt at issue date and its maturity value was accreted as additional interest expense over the term of the debt.

    On April 6, 2001 the Company repaid the convertible note in full.

7. SHARE CAPITAL

(a)  Stock Option Plans

  (i)
  Suppliers' Stock Option Plan ("Suppliers' Plan")

      On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 215,135 common shares of the Company.

      In addition to the stock options under the Suppliers' Plan issued to June 30, 2001, the Company was also obligated to issue an additional 25,000 (September 30, 2000—50,000) options to purchase common shares of the Company at an exercise price of US$1.50 per share and exercisable for five years from the date of issue.

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

      On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan ("2000 Option Plan"). Under this Plan, the Company was authorized to grant certain employees, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the November 24, 1998 Employee Plans, 90,276 were re-designated to be included in the 2000 Option Plan.

      On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan ("2001 Option Plan") to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the shareholders within one year of its adoption by the Board. The 2001 Option Plan was approved by a vote of the shareholders at the Annual General Meeting on May 10, 2001.

(b) Stock Option Plans Summarized

    The following table summarizes the activity in all Option Plans:

Outstanding at September 30, 2000	526,640	3,598,360	$4.29

Granted (weighted average fair value of US$0.48 per share)
Exercised	(182,000)	182,000	$1.61
Expired	1,442,457	(1,442,447)	$5.00

Outstanding at June 30, 2001	1,787,087	2,337,913	$0.85

(c) Stock Options Outstanding

    As at June 30, 2001, the following stock options were outstanding:

Range of Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Contractual Life (years)	Number Exercisable
$0.60	1,708,485	3.36	1,220,060
$1.00	254,428	2.78	187,386
$1.50	198,885	2.28	198,885
$1.75	12,375	3.70	12,375
$2.00	13,740	3.70	13,740
$2.50	150,000	3.87	150,000

	2,337,913		1,768,706

    A weighted average exercise price of US$0.85 applies to the 2,337,913 options outstanding. The 569,207 unvested options outstanding at June 30, 2001 vest over a three-year period.

(d) Warrants

    Details of the status of warrants issued to date are as follows:

	Number of Warrants	Weighted Average Exercise price US$	Expiry Date
Issued:
Gibralt Capital Corporation	750,000	2.50	March 1, 2002
Private placement units	699,999	1.00	February 3, 2002
Private placement units	1,482,750	0.75	November 25, 2001
Convertible notes payable	600,000	0.60	January 11, 2002

Outstanding at June 30, 2001	3,532,749	$1.15

8. STRATEGIC ALLIANCE

  (a)
  In August 1998, the Company entered in a ten-year System Operation Agreement with two five-year renewal options, with Star Choice Communications, Inc. ("Star Choice"). The Company is responsible for establishing and maintaining distribution systems in multi-unit dwellings throughout Canada and acts as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems.

    The allowable territory in which the Company operated under the agreement was reduced as part of the sale of Western Canadian subscribers and thereafter, the agreement was terminated on April 27, 2001 upon the sale of remaining Eastern Canadian subscriber base to Star Choice.

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

  (c)
  In May 2000, the Company entered into a Master Purchase Sales Agreement with 3Com Corporation ("3Com") to become part of its preferred Visitor Based Network ("VBN"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. This agreement was terminated in May 2001 with the disbandment of 3Com's VBN division.

9. GAIN ON SALE OF CANADIAN SUBSCRIBERS

    On January 31, 2001 the Company completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the Company's Western Canadian satellite television subscriber base and associated property access agreements for a purchase price of $5,517,603. Under the agreement, Star Choice also received the telecommunications equipment required to service these subscribers. This equipment had an original cost of $5,018,889 and a net book value of $4,174,053 at January 31, 2001. Net intangible assets carried at $89,442 at January 31, 2001 related to sold subscribers and accordingly, were written off. The transaction resulted in a gain of $1,254,108 on the sale of these assets.

    On April 27, 2001 the Company completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase the Eastern Canadian satellite television subscribers and associated property access agreements for a purchase price of approximately $5,034,250. Under the agreement, Star Choice also received the telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately $2,200,000 and a net book value of approximately $1,900,000 at April 27, 2001. The transaction resulted in a gain of $3,100,000 on the sale of these assets. Beginning April 28, 2001, Star Choice assumed all obligations under the property access agreements and will provide on-going service to these properties, owners and subscribers. As a result, the System Operator Agreement with Star Choice was terminated.

10. COMMITMENTS AND CONTINGENCIES

  (a)
  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2001:
Amount
2001 (remainder)	$51,689
2002	166,787
2003	11,989

$230,465

  (b)
  The Company had previously been named as a Defendant in a lawsuit by Shaw Cablesystems. Such lawsuit was dismissed. The Company had previously been contacted by Rogers Cablesystems regarding alleged wrongdoings. Such potential lawsuit has been fully resolved.
  (c)
  The Company has been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defense disputing that the Plaintiff's has any legal right to bring the action based on a Canadian Radio and Telecommunications Commission (CRTC) ruling on inside wiring access, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.
  (d)
  The Company has previously entered into a management agreement with certain senior executive that provide for annual compensation, excluding bonuses, aggregating approximately $490,000. The Company can terminate these agreements at any time upon reasonable notice and the payment of between 12 and 36 months of salary depending on circumstances. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary. Management agreements with two other former management members have been terminated. In addition, the Company is committed, in a consulting agreement with a former employee, to payments aggregating $89,000 for services under the contract until December 31, 2001.

11. SEGMENTED INFORMATION

    The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-dwelling units. Revenues for the nine months ended June 30, 2001 of $818,647 and $350,628 (nine months ended June 30, 2000—$896,433 and $nil) related to Canada and the United States, respectively. Net property and equipment as at June 30, 2001 of $nil and $2,302,773 (September 30, 2000—$5,718,918 and $177,246) was held in Canada and the United States, respectively.

12. SUBSEQUENT EVENTS

    In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco has extended US$500,000 of lease financing to the Company to purchase Internet related equipment and some installation costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our, our suppliers' or our competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

    In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases.

    Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

OVERVIEW

    In this discussion, the words "MDU Communications," "the Company," "we," "our," and "us" refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

    MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners and real estate investments trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups in what has become a swiftly changing and challenging market.

    The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet packages to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially others, to their residents. Under agreements with our digital satellite programming providers, we earn a percentage of the fees charged to the subscriber each month, along with a per subscriber monthly digital access fee and other installation and service related fees. From subscribers to our Internet service we earn a monthly Internet service fee on one of two levels of Internet service provided.

    In early 2001, the Company made a fundamental re-assessment of its business plan and determined that economically, the most profitable markets lay, not in the Canadian market, but in densely populated areas of the United States. An assessment of the competitive climate also confirmed that many of the large MDU geographic markets were vastly underserved. The Company then set upon to quickly change its corporate focus and business strategy from the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States.

    To further the change in corporate focus, on January 31, 2001 and April 27, 2001, we completed a two-stage agreement with Star Choice Television Network, Inc., one of our Canadian partners, for the sale of our Western Canadian satellite television subscribers and associated property access agreements and our Eastern Canadian satellite television subscribers, respectively, for an adjusted selling price of CDN$10.6 million. As a result of the sale of our Canadian satellite television subscribers, by May 30, 2001, the Company had closed all of its seven regional Canadian offices and transitioned all operations and key employees to the U.S.

    In the quarter ended June 30, 2001, we accomplished several critical advancements in our strategy for U.S. expansion and business leadership in the MDU market. As of May 2001, the Company headquarters, and key employees, moved from Vancouver, British Columbia Canada, to the New York Metro Area in an effort to establish a presence in the most significant cluster of 8 million MDUs in the United States. To further this presence, the Company closed an acquisition with New England-based Digital Solutions, LLC, giving it an immediate presence in the New England area with over 3,100 new subscribers and 700 subscribers-in-progress. The acquisition also gave the Company an important joint venture relationship with AvalonBay Communities, Inc. The Company also solidified relationships with large property owners such as Roseland Property Company, Trammell Crow Residential and KSI Services, Inc. We also identified Texas as a significant profit center and completed an acquisition of the assets of DigiSat TV, a sole proprietorship in the Houston, Texas, giving the Company 265 new subscribers and over 3,000 suites passed by wire. In addition, we recently signed a preferential agreement with Cisco Systems, Inc. for the purchase of high-speed Internet related equipment and installation, which includes a half million dollar lease financing line of credit.

    The Company's subscriber growth during the quarter has been significant. As of June 30, 2001 the Company had a total of 4,574 U.S. subscribers to its services as compared to 480 U.S. subscribers on March 31, 2001. As of June 30, the Company had deployed service into 137 U.S. properties representing 14,295 units, whereas on March 31, the Company had deployed service into 50 U.S. properties representing 1,700 units. Currently at quarter end, the Company had a backlog of 137 properties under letter of intent or access agreement representing 24,193 units of which 4,584 are in various stages of installation.

    Although we have incurred operating losses since our inception, with consolidated operations in the most profitable U.S. markets, we expect to generate profitable operations in fiscal 2002. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach business plan forecasts, the funding of our operating expenses and working capital needs may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

    Our consolidated balance sheets at June 30, 2001, and September 30, 2000 and the consolidated interim statements of operations for the three and nine-month periods ended June 30, 2001 and 2000, and their respective Notes ("Consolidated Interim Financial Statements") have been stated in Canadian dollars. We have designated the Canadian dollar as our functional and reporting currency on the basis that our principal business and activities were located and conducted in Canada during the quarter.

Effective in the three months ended September 30, 2001 the Company anticipates that its functional and reporting currency will be in United States dollars.

GENERAL

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Interim Financial Statements and accompanying Notes included elsewhere in this report.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

REVENUE.  Our revenue for the nine months ended June 30, 2001 is CDN$1,169,275 compared to revenue of CDN$896,433 for the nine months ended June 30, 2000 with the increase due to new U.S. subscribers, increased Canadian subscribers throughout most of the period but offset by the reduction of all Canadian subscribers in the sale to Star Choice. We also recorded interest income of CDN$88,182 and $180,433 for the nine months ended June 30, 2001 and 2000 respectively with the decrease due to investing a lower balance of available funds.

DIRECT COSTS AND SALES EXPENSES.  Direct costs of CDN$338,219, are primarily comprised of SMATV programming and maintenance, compare to direct costs of CDN$436,671 for the same period of the prior year with the change reflecting the sale of the Canadian subscriber base, particularly the sale of Western Canadian subscribers wherein most of our SMATV costs were contained. Sales expenses for the nine months ended June 30, 2001 of CDN$1,182,629 decreased compared to CDN$1,489,359 sales expenses for the nine months ended June 30, 2000 due to the consolidation of marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses ("G&A") for the nine months ended June 30, 2001 were CDN$5,515,005 compared to CDN$4,460,729 for the corresponding period in 2000. The non-cash stock compensation charges and other non-cash charges (see below) are removed from the following analysis due to their nonrecurring nature resulting in base G&A expenses for the nine months ended June 30, 2001 of CDN$5,369,512 as compared to CDN$2,866,888 for the corresponding period in 2000. This 87% increase in G&A period over period is primarily due to higher level of business activity, a higher average number of employees and the costs of transitioning the Canadian offices to the United States. The decreases in G&A expenses resulting from the relocation from Canadian offices will fully benefit our fourth quarter.

STOCK OPTION COMPENSATION CHARGES.  We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the option granted. In the nine months ended June 30, 2001, CDN$145,493 of non-cash consulting expense resulted from a grants totalling 438,693 options. In the nine months ended June 30, 2000, CDN$1,593,841 of G&A expense related to non-cash stock option compensation and consulting charges. In the period, we granted 90,276 options to officers and employees at US$1.00, resulting in compensation cost of CDN$523,998. In addition, we granted 170,000 options to consultants at US$5.00 being the market value at date of grant and the fair value of these options, CDN$1,043,281, has been recorded as consulting expense. Further, stock option compensation charges in the amount of CDN$82,086 were recorded as sales expense based on the fair value of stock options issued or issuable to suppliers.

OTHER NON-CASH CHARGES.  Interest expense in the nine months ended June 30, 2001 includes CDN$91,602 of non-cash interest expense related to the beneficial conversion feature of the convertible note issued on January 11, 2001 and related warrants. Included in the nine months ended June 30, 2000 was CDN$26,563 in consulting expenses related to 50,000 shares issued upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of CDN$4,241,424 in the nine months ended June 30, 2000 represent the fair value of our common stock over the exercise price of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement.

NET LOSS.  We reported a net loss of CDN$1,605,595 for the nine months ended June 30, 2001, compared to a net loss of CDN$9,622,163 for the nine months ended June 30, 2000. When non-cash charges, including amortization, of CDN$891,277 and CDN$6,386,893 are excluded from these periods, the increase in the net loss is primarily attributable to the costs of the additional infrastructure that was put in place to attain and maintain subscriber growth.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUE.  Our revenue for the three months ended June 30, 2001 of CDN$256,963 compares to revenue of CDN$310,644 for the three months ended June 30, 2000 with the decrease due to the sale of Canadian subscribers to Star Choice. We also recorded interest income of CDN$40,385 for the three months ended June 30, 2001 compared to $CDN100,192 for the three months ended June 30, 2000.

DIRECT COSTS AND SALES EXPENSES.  Direct costs for the three months ended June 30, 2001 of CDN$58,338 compared to CDN$110,022 for the same period of the prior year with the change reflecting the sale of the Canadian subscriber base in the current period.

GENERAL AND ADMINISTRATIVE EXPENSES.  G&A expenses for the three months ended June 30, 2001 were CDN$1,700,852 as compared to CDN$1,566,145 for the corresponding period in 2000. The non-cash stock compensation charges are removed due to their nonrecurring nature resulting in base G&A expenses for the three months ended June 30, 2001 of CDN$1,579,654 as compared to CDN$1,566,145 for the corresponding period in 2000. This 1% decrease in G&A period over period is primarily due to the savings of consolidating our operation into the New Jersey office offset by the costs of transitioning those offices.

STOCK OPTION COMPENSATION CHARGES.  G&A expense for the three months ended June 30, 2001 included CDN$121,198 in non-cash stock option consulting charges. In the period, we made grants of 288,693 options to purchase common shares at US$0.60 per share. Stock option compensation charges in the amount of CDN$17,668 were recorded as sales expense for the three months ended June 30, 2000 based on the fair value of stock options issued to suppliers, calculated on the date an eligible supplier completes the performance required to earn the options.

OTHER NON-CASH CHARGES.  Included in the three months ended June 30, 2000 was a reduction of CDN$26,563 in consulting expenses related to the cancellation of 50,000 shares upon the termination of our Agency agreement with Canaccord Capital Corporation. Non-cash financing expenses of CDN$18,000 in the three months ended June 30, 2000 is in connection with of warrants granted to Gibralt Capital Corporation for the termination of a financing agreement and future financial services.

NET LOSS.  We reported net income of CDN$1,440,554 for the three months ended June 30, 2001, compared to a net loss of CDN$1,908,052 for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

CASH POSITION.  At June 30, 2001, we had cash and cash equivalents of CDN$3,235,002 compared to CDN$3,228,382 at June 30, 2000. The decrease in our cash position is due to the use of funds for operating and investing activities during the nine months ended June 30, 2001, offset by the CDN$10.6 million proceeds received from the sale of our Canadian subscriber base.

OPERATING ACTIVITIES.  Net cash of CDN$5,283,424 was used in operating activities during the nine months ended June 30, 2001. The primary operating use of cash was from our net loss of CDN$1,605,595 which was decreased by the CDN$4,367,705 gain on sale of assets.

INVESTING ACTIVITIES.  Net cash of CDN$5,185,317 was provided by investing activities during the nine months ended June 30, 2001 and relates to proceeds from the sale of the Canadian subscriber base of CDN$10,570,340 offset by the capital expenditures on new subscribers of CDN$2,746,209 and the $CDN2,638,814 expenditure in the acquisition of Digital Solutions.

FINANCING ACTIVITIES.  During the nine months ended June 30, 2001 net cash of $CDN122,208 and $CDN104,727 was raised from the proceeds of a US$150,000 convertible notes and warrants. As part of this transaction, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $US 0.60 per share. This debt was repaid in full on April 6, 2001.

    We generated net cash of CDN$12,506,188 from financing activities during the nine months ended June 30, 2000 as follows:

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

  •
  On February 28, 2000 and June 8, 2000 notes payable valued at CDN$829,644 at September 30, 1999, together with accrued interest, were converted to 997,736 shares of common stock. No proceeds were received during the period.

WORKING CAPITAL.  As at June 30, 2001 we had working capital of CDN$3,353,187 and at June 30, 2000 we had working capital of CDN$5,631,260. The decrease in working capital from the prior year is attributable to the use of working capital for operations and the purchase of equipment offset by the gain on the sale of the Canadian subscriber base.

Sale of Eastern Canadian Subscriber Base

    On April 27, 2001 we completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase our 2,100 Eastern Canadian satellite television subscribers and associated property access agreements for a purchase price of CDN$5,034,250. Under the agreement, Star Choice also received the property telecommunications equipment required to service these subscribers. This equipment had an original cost of approximately CDN$2.2 million and a net book value of approximately CDN$1.9 million at April 27, 2001. The transaction resulted in a pre-tax gain on sale of assets of CDN$3.1 million.

Acquisition of Digital Solutions, LLC

    On April 30, 2001 we acquired all of the issued and outstanding membership interests of New England based digital satellite television service provider, Digital Solutions, LLC, a Connecticut limited liability company, for US$1.675 million and 500,000 shares of MDTV common stock with a value of US$235,000. As of April 30, 2001, Digital Solutions had over 3,100 subscribers in 31 properties.

Market Risk

    We are exposed to some market risk related to changes in interest and foreign exchange rates, each of which could affect the value of our current assets and liabilities. However, as operations have been transferred to the U.S., our need to maintain Canadian currency has greatly lessened. Based on our June 30, 2001 cash position, if the US dollar were to decrease in value by 5% against the Canadian dollar, an unrealized foreign currency translation loss of approximately CDN$290,000 would occur.

Capital Commitments and Contingencies

    We have letters of intent and access agreements with the owners of multi-dwelling unit properties to supply our television viewing and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies

    As a result of receiving over CDN$10.6 million from the sale of our Canadian satellite subscriber base, we have sufficient cash resources to cover current levels of operating expenses and working capital well into fiscal 2002.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

    On June 5, 2001 a consultant was granted 150,000 fully vested options to purchase common shares at $0.60 per share and exercisable for three years from the date of issue. Grants of options to purchase 33,333 and 260,360 common shares were made to two former employees on April 30, 2001 and June 1, 2001 respectively.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 10, 2001, the Company held its Annual General Meeting of Shareholders in Vancouver, British Columbia Canada. Four issues were put forth to the Shareholders; election of four directors, amendment to the Company's Certificate of Incorporation to increase the number of authorized shares, approval of the 2001 Stock Option Plan, and ratification of the appointment of independent auditors.

    Robert Dyck was elected to a term expiring in May 2002, J.E. (Ted) Boyle and Douglas Hooper were elected to terms expiring in May of 2003 and Sheldon Nelson was elected to a term expiring in May of 2004. There is currently one vacancy on the Board of Directors. All nominated directors each received 9,642,353 votes in favor, 0 votes against and 30,900 votes abstained.

    On the issue of amending the Company's Certificate of Incorporation to increase the number of authorized shares, 4,937,349 votes were registered in favor, 394,242 votes were registered against and 4,370 abstained. This issue failed as it did not receive affirmation from a majority of shareholders of the outstanding shares number of shares, broker non-votes excepted.

    On the issue of approval of the 2001 Stock Option Plan for employees and consultants, 5,100,259 voted in favor, 149,070 voted against and 86,632 abstained. This Plan was approved as a super majority was not needed and a simple majority of the quorum votes voted in favor.

    Deloitte & Touche, LLP were ratified as independent auditors for the upcoming fiscal year with 9,659,838 votes in favor, 10,800 votes against and 2,615 abstentions.

Item 5. Other Information

    On June 5, 2001 Robert A. Biagioni resigned as a member of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

    On February 14, 2001 we filed an 8K describing the effect of the January 30, 2001 sale of our Western Canadian subscribers to Star Choice Communications, Inc. An amendment to this 8K was filed on April 12, 2001 to include pro forma financial statements for the most recent year-ended September 30, 2000. On May 15, 2001 we filed an 8K describing the effect of the sale of our Eastern Canadian Subscribers to Star Choice Communications, Inc. and also the purchase of Digital Solutions, LLC. An amendment to this 8K was filed on July 30, 2001 to include pro forma financial statements for the most recent year-ended September 30, 2000.

SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.
By:	/s/ SHELDON NELSON Sheldon Nelson Principal Financial and Chief Accounting Officer

Dated: August 14, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Balance Sheets (Expressed in Canadian dollars)
Consolidated Interim Statements of Operations
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Interim Statement of Cash Flows (Expressed in Canadian Dollars)
Notes to the Consolidated Interim Financial Statements
PART II—OTHER INFORMATION
SIGNATURES