Form 10KSB
period 2001-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2001-12-24
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001, or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)
60-D Commerce Way, Totowa, New Jersey 07512 (Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $1,117,607.

    The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on December 14, 2001, was $7,128,528.

    As of December 14, 2001 there were 18,046,320 shares of common stock outstanding and no other outstanding classes of a common equity security.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

FORWARD-LOOKING STATEMENTS

    This document contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Risk Factors" described in that section, and "Management's Discussion and Analysis." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

PART I

    Exchange Rates.  All dollar amounts herein are stated in US dollars except where otherwise indicated. The following table reflects the rate of exchange for Canadian dollars per US$1.00 in effect at the end of fiscal year 2001 and the average rate of exchange during the fiscal year, based on the Bank of Canada average noon spot rate of exchange:

Fiscal Year Ending September 30, 2001
Rate at end of fiscal year:	1.5790
Average rate for fiscal year:	1.5352

Item 1—Description of Business

INCORPORATION AND HISTORY

    Our Canadian operating company, MDU Communications Inc. ("MDU Canada"), was incorporated in March 1998. In November 1998, MDU Canada's shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it "MDU Communications International, Inc." Alpha Beta was incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation ("MDU USA") to conduct business in the U.S. We now operate as a holding company with MDU Canada and MDU USA as our wholly owned subsidiaries.

    In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change in corporate focus, on January 31, 2001 and April 27, 2001, we respectively completed a two-stage agreement with Star Choice Television Network, Inc. ("Star Choice"), one of our Canadian partners, for the sale of certain satellite television assets for a total adjusted selling price of $7.0 million. As a result, by May 30, 2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey.

    Our common stock trades under the symbol "MDTV" on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

BUSINESS OF THE COMPANY

    MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large U.S. property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

    The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. Under our agreement with our programming provider, DIRECTV, we receive new subscriber activation subsidies in addition to a percentage of the fees charged to the subscriber each month and a per subscriber monthly digital access fee. We also offer installation services to building owners and managers for the construction of wiring and installation of equipment to allow telecommunications services including the sale of related equipment. In our private cable systems, our revenues result from the difference between the wholesale price charged to us by program providers and the price we charge for the programming package. From subscribers to our Internet service, we earn a monthly Internet access service fee.

    We had previously entered into a long-term agreement with Star Choice to establish and maintain distribution systems and sell Star Choice satellite programming packages to the residents of Canadian MDU properties. With the sale of our Canadian subscriber base to Star Choice, the agreement was mutually terminated as of April 30, 2001. In May of 2000 we entered into a similar arrangement with DIRECTV, Inc. ("DIRECTV"), a United States provider of satellite television programming, under which we are now providing our digital set-top services to MDUs in the United States. DIRECTV is the largest satellite broadcaster operating in the United States.

    We began offering high-speed (broadband) Internet access services in July of 2000. In May of 2000, we entered into a non-exclusive Master Purchase Sales Agreement with 3Com Corporation to become part of their preferred Visitor Based Network (VBN) in order to provide broadband Internet products, systems and value added services, through our new high-speed Internet service to MDUs. Upon dissolution of 3Com's VBN division, this agreement was mutually terminated. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs.

OUR STRENGTHS

    In addition to the high quality of our digital satellite television programming, our high-speed (broadband) Internet solution and the choices that our products offer to MDU residents, we believe that our access agreements, relationships with MDU property owners and our strategic alliances represent significant competitive and business strengths.

Access Agreements

    Our access agreements with the owners of MDU properties generally grant us exclusive rights to provide digital satellite television services, and in some cases television services altogether, for a minimum term of seven to ten years and in many cases a right of first refusal for other new telecommunications services. However, our access agreements generally do not bind us to deploy our service within any particular time during the term or at all. This gives us the flexibility to deploy only on those properties that, after our preliminary market research, we determine meet our profitability criteria. These access agreements are in the name of the Company and provide us with revenue streams either directly from property owners in bulk properties or from individual subscribers in choice or exclusive properties.

Strategic Alliance With DIRECTV

    In May of 2000, we entered into a long-term System Operator Agreement with DIRECTV. Under this agreement we are able to establish and maintain MDU distribution systems in non-rural states of the United States (as identified in the agreement) and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DIRECTV's programming or broadcasting costs.

    Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2001, revenues from DIRECTV were 10% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

    Our agreement with DIRECTV runs for an initial term of five years, with an automatic extension of the entire agreement to coincide with the termination of our longest running property access agreement. Thereafter, the agreement is renewable at an additional five-year period at the option of both parties. Either party may terminate for the other's breach, bankruptcy or unapproved assignment of the agreement. The terms of the Agreement provide us with an upfront activation fee, a percentage of the monthly programming fees paid to DIRECTV by subscribers and other marketing/incentive payments from time to time.

    Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

Strategic Alliance With Cisco

    In June of 2001, we entered into a non-exclusive Master Purchase Sales Agreement with Cisco to become part of their preferred network in order to provide broadband Internet products, systems and value added services, through our new high-speed Internet service to our MDUs. Cisco selected us to participate in a direct purchasing agreement as a result of our mutual interest in developing closer working relationships with application service providers involved in developing emerging market opportunities. In addition, we recently signed a preferential agreement with Cisco Systems Capital for the purchase of high-speed Internet related equipment and installation, which includes a half million-dollar lease financing line of credit. Our strategic alliance with Cisco also provides significant name recognition of high quality products and we benefit from the large-scale national marketing campaigns that are continuously run by Cisco.

MARKET

    The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households with the most densely populated MDU areas in the Northeast. Our short-term goal is to become a significant provider of bundled MDU products and services, to the Northeastern U.S. and Texas MDU marketplace. Subsequent growth plans include the California and Florida areas.

    Historically, the MDU market has been served by local cable television operators. Generally, these providers used analog technology and MDU residents could not access digital or competitive services.

Although many cable companies have begun the process of upgrading to a digital signal, this transition will require significant capital outlays and time to complete, and even then only a portion of the programming will be digital. Additionally, the relationship between the property owners and managers that control access to these properties and the cable operator have been significantly strained over the past 15 years due to the monopolistic sentiment of the cable operator.

    We believe that today's MDU market offers us a very good business opportunity because:

  •
  Advances in communication and information technology have created demand for new state-of-the-art services such as digital satellite television.

  •
  Regulatory changes in the United States authorizing the provision of digital satellite television services and local channels has given television viewers the opportunity to choose the provider of their television programming based on quality of signal, cost and variety of programming.

  •
  Our marketing program focuses on the choice and benefits of using satellite television programming over cable programming.

  •
  A number of MDUs are under-served by cable television providers or digital satellite television private cable providers. In addition, the market has only been enhanced by the recent pull back by many competitors, leaving the residential MDU community with very little choice among alternative service providers.

  •
  To date, DIRECTV and other digital satellite television program providers have focused primarily on the single-family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in MDU properties and are now gearing to capitalize on the MDU market.

COMPETITION

    The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from hard-wire cable operators. In addition, our competition includes other DTH providers, wireless cable and off-air broadcasters:

    Hardwired Cable Systems.  Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. In the U.S., the traditional cable companies serve an estimated 78% of the 100 million U.S. television households. The majority of cable operators currently use analog technologies, which produce inferior quality video and sound compared to digital technologies. Many cable operators have begun the process of upgrading to a digital signal, however, this transition requires significant capital outlays and time to deploy. Cable operators are also beginning to offer telephony. In the meantime, we believe that DTH providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal and over 200 video and audio channels at a comparable price to most cable operators' current service.

    Off-Air Broadcasters.  The majority of U.S. households that are not serviced by cable operators are serviced only by broadcast networks and local television stations ("off-air broadcasters"). Off-air broadcasters send signals through the air, which are received by traditional television antennas at the customer's property. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

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

    Federal Regulation of our Satellite Television Business.  As a resale agent for DIRECTV, we are not subject to regulation as a direct broadcast satellite (DBS) provider, but rely upon DIRECTV to procure all necessary re-transmission consents and other programming rights under the Communications Act of 1934 and the Copyright Act. To the extent that we may also elect to provide our MDU customers with transmission of signals not currently available via satellite, our offering of these services may be subject to compulsory copyright filings with the U.S. Copyright Office, although we do not expect the licensing fees to have a material adverse effect on our business. Our systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Communications Act of 1934. Because we are subject to minimal federal regulation, have fewer programming restrictions, greater pricing freedom and are not required to serve any customer whom we do not choose to serve, we have significantly more competitive flexibility than do the franchised cable systems. We believe that these regulatory advantages help to make our satellite television systems competitive with larger franchised cable systems.

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

    Preferential Access Rights.  We generally negotiate exclusive rights to provide satellite services singularly, or in competition with competing cable providers, and also negotiate where possible "rights-of-first-refusal" to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at the state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC has recently issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties, though it deferred determination in a pending rulemaking whether to render existing exclusive access agreements unenforceable, or to extend this prohibition to residential MDUs due to an inadequate administrative record. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, there can be no assurance that it will not attempt to do so. Any such action may undermine the exclusivity provisions of our rights of entry on the one hand, but would also open up many other properties to which we could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners' ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

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

EMPLOYEES

    The Company had 30 employees, all full-time, as of September 30, 2001. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

RISK FACTORS

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

We May Be Unable To Meet Our Future Capital Requirements.

    We may require additional capital to finance our continued expansion. Our existing capital and funds from operations may not be sufficient to meet our anticipated cash needs during the fiscal year ending September 30, 2002. Because of the uncertainties in raising additional capital, there can be no assurance that we will be able to obtain the necessary capital to finance our operations and growth. Insufficient capital will require us to delay and scale back or eliminate our proposed development activities and could impair our ability to continue as a going concern.

We Have Incurred Losses Since Inception And May Incur Future Losses.

    To date, we have had limited revenues and have not shown a profit in our operations. Through our fiscal year ended September 30, 2001, we have incurred net losses of $12,217,983. We do not expect to have profitable operations until sometime in fiscal year 2002 or later, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability or positive cash flows, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business.

We Have A Limited Operating History.

    We commenced operations in August 1998. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operating losses.

We Depend Upon Our Relationship With DIRECTV.

    In May 2000, we entered into a five-year system operator agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under our agreement with DIRECTV, we may not maintain MDU distribution systems or market direct-to-home satellite broadcast services for others. Consequently, we are totally dependent upon DIRECTV for set-top programming. During the fiscal year ended September 30, 2001, revenues from DIRECTV were 10% of our total revenues. DIRECTV is not required to use us on an exclusive basis for marketing its programming to MDUs. Also, adverse events at DIRECTV beyond our control could adversely affect us.

We Face Competition.

    We face competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies, and off-air broadcasters. Also, DIRECTV itself could corporately focus on MDUs. Other companies with substantially greater assets and operating histories could enter this market. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm our business.

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

We Depend On Key Personnel To Maintain Our Success.

    Our success depends substantially on the continued services of our executive officers and key employees, in particular Sheldon Nelson, Dean Taylor, Patrick Cunningham and Tim Donnelly. The loss of the services of any of our key executive officers or key employees could harm our business. None of our key executive officers or key employees currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will remain employed by us or that these persons will not participate in businesses that compete with us in the future.

We May Issue Preferred Stock.

    Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our common stockholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the common stock, and materially adversely affecting the voting rights and market price of the common stock.

Issuance Of Shares Of Common StockIn The Future.

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

Technological Change.

    The market for digital satellite television and high-speed Internet products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make our existing or future products or services obsolete. Our keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of our services could harm our ability to attract and retain users.

System Disruptions.

    Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and infrastructure. We may experience periodic service interruptions caused by temporary problems in our own systems or in the systems of third parties upon whom we rely to provide service or support. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and interrupt our services. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. Any of these problems could adversely affect our business.

Item 2—Description of Property

    Our headquarters are in Totowa, New Jersey, where we centralize our corporate administrative functions. The office is home to our senior management team, call center, and subscription management system. During the past fiscal year we divested ourselves from our Canadian office space in Halifax, Toronto, Montreal, Winnipeg, Calgary, Edmonton and Vancouver. Our only remaining lease is Totowa, New Jersey of 8,372 square feet at a current monthly cost of $8,755, expiring July 31, 2002. We believe that this space is adequate to suit our needs for the foreseeable future.

Item 3—Legal Proceedings

    From time to time, we may be subject to legal proceedings, which could have a material adverse effect on our business. At year end there is only one currently pending legal proceedings. Whistler Cable

Television Ltd. commenced a lawsuit against us in The Supreme Court of British Columbia on July 14, 1999. Other defendants are Whistler Resort Management Ltd. and The Owners, Strata Plan No. LMS3230. Plaintiff alleges that its personal property was taken and seeks return of its personal property or damages in the alternative, damages resulting from breach of the Broadcasting Act, R.S.C. 1991, C.11, an injunction against use of its personal property, interest and costs. This case is in the discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company resulting from this claim.

Item 4—Submission of Matters to a Vote of Security Holders

    On May 10, 2001, the Company held its Annual General Meeting of Shareholders in Vancouver, British Columbia, Canada. Four issues were put forth to the shareholders; election of four directors, amendment to the Company's Certificate of Incorporation to increase the number of authorized shares, approval of the 2001 Stock Option Plan, and ratification of the appointment of independent auditors.

    Robert Dyck was elected to a term expiring in May 2002, John Edward Boyle and Douglas Hooper were elected to terms expiring in May of 2003 and Sheldon B. Nelson was elected to a term expiring in May of 2004. There is currently one vacancy on the Board of Directors. All nominated directors each received 9,642,353 votes in favor, 0 votes against and 30,900 votes abstained.

    On the issue of amending the Company's Certificate of Incorporation to increase the number of authorized shares, 4,937,349 votes were registered in favor, 394,242 votes were registered against and 4,370 abstained. This issue failed as it did not receive affirmation from a majority of shareholders of the outstanding shares number of shares, broker non-votes excepted.

    On the issue of approval of the 2001 Stock Option Plan for employees and consultants, 5,100,259 voted in favor, 149,070 voted against and 86,632 abstained. This Plan was approved as a simple majority of the quorum votes voted in favor.

    Deloitte & Touche LLP were appointed as independent auditors for the upcoming fiscal year with 9,659,838 votes in favor, 10,800 votes against and 2,615 abstentions.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK

    The Company's common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "MDTV" since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 1998	$1.56	$1.31
March 31, 1999	$2.69	$1.44
June 30, 1999	$2.38	$1.06
September 30, 1999	$1.72	$0.63
December 31, 1999	$1.88	$0.31
March 31, 2000	$9.00	$2.13
June 30, 2000	$6.75	$1.53
September 30, 2000	$2.50	$0.81
December 31, 2000	$1.50	$0.25
March 31, 2001	$0.71	$0.23
June 30, 2001	$0.74	$0.37
September 30, 2001	$0.48	$0.26

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    As of December 14, 2001, the Company had approximately 76 holders of record of its shares of common stock excluding shares held by broker-dealers. The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

"PENNY STOCK" RULES

    The Company's common stock is a "penny stock" which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or NASDAQ, its bid price is below $5.00 per share, has net tangible assets of less than $5,000,000, and average annual revenue has not exceeded $6,000,000 in the past three years.

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

UNREGISTERED SECURITIES SALES

Preferred Stock

    There were no sales or issuances of these securities during the fiscal year ended September 30, 2001.

Common Stock

    On April 28, 2001, we purchased Digital Solutions, LLC. As part of the purchase price, the members of Digital Solutions, LLC each received a certain number of common shares of the Company, totaling 500,000 shares. These shares were issued without registration under the Securities Act of 1933, as amended ("1933 Act").

Warrants

    On January 11, 2001 the Company issued a warrant for the purchase of 600,000 shares of common stock exercisable at $0.60 per share for one year pursuant to promissory note entered into with Lyall Family Trust. This issuance was made without registration under Section 4(2) of the 1933 Act. No commission was paid in connection with this warrant.

    On November 1, 2001 the Company issued a warrant for the purchase of 150,000 shares of common stock exercisable at $0.35 per share for three years pursuant to an investor relations engagement with Small Caps Online Group, LLC. This issuance was made without registration under Section 4(2) of the 1933 Act. No commission was paid in connection with this warrant.

Options

  Supplier Plan.

    In October of 2000, we issued five-year options to purchase 25,000 shares of common stock at $1.50 per share to a supplier pursuant to the 1998/99 Suppliers Option Plan earned to September 30, 2000. These options were made to a non-U.S. person without registration under Section 4(2) of the 1933 Act. These shares of common stock underlying these options were subsequently registered with the Securities and Exchange Commission under a Form SB-2, which became effective July 19, 2000. There are an additional 25,000 issuable to this supplier under the Plan

  2000 Incentive Stock Option Plan.

    In October of 2000, the Board of Directors accepted the recommendation of its compensation committee to re-price, at $2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan. Grants of options to purchase 7,000 common shares were also issued to employees. On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan to replace the 2000 Incentive Stock Option Plan. The 2001 Stock Option Plan is in all respects identical to the 2000 Incentive Stock Option Plan, which had not been approved by a vote of the shareholders within one year of its adoption by the Board. The 2001 Option Plan was approved by a vote of the shareholders at the Annual General Meeting on May 10, 2001, and all currently outstanding options were re-granted under the new Plan.

  2001 Stock Option Plan.

    In March of 2001, the Board of Directors accepted the recommendation of its compensation committee to re-price, at $0.60 per share, the exercise price of all options previously granted at $2.00 per share under the 2001 Stock Option Plan. Grants of options to purchase 150,000, 33,333 and 255,360 common shares were made to three former employees on April 11, 2001 and May 10, 2001 respectively.

At the Annual General Meeting in May of 2001, the shareholders of the Company approved the 2001 Stock Option Plan. On June 5, 2001 a consultant was granted 100,000 fully vested options to purchase common shares at $0.60 per share and exercisable for three years from the date of issue. In August 2001, the Board of Directors approved option grants from the 2001 Stock Option Plan in the amount of 1,009,500 to management and other employees.

Convertible Promissory Notes

    During the past fiscal year, one convertible promissory note in the principal amount of $150,000 was issued to one non-U.S. investor. The note, dated January 11, 2001, bore interest at 12% per annum and was repayable (or convertible at our option) up through December 31, 2001. On April 6, 2001 the note was paid in full with interest. No commissions were paid in connection with this issuance.

Item 6—Management's Discussion and Analysis

    The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. Our consolidated financial statements and their respective notes have been stated in U.S. dollars. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated in the forward-looking statements.

OVERVIEW

In this discussion, the words "MDU Communications," "the Company," "we," "our," and "us" refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

    MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners and real estate investments trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

    The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. Under our agreement with our programming provider, DIRECTV, we earn an upfront subsidy, a percentage of the fees charged to the subscriber each month anda per subscriber monthly digital access fee. We also offer installation services to building owners and managers for the construction of wiring and installation of equipment to allow telecommunications services including the sale of related equipment. In our private cable systems, our earnings result from the difference between the wholesale price charged to us by program providers and the price we charge for the programming package. From subscribers to our Internet service, we earn a monthly Internet access service fee.

    In early 2001, the Company made a fundamental re-assessment of its business plan and determined that economically, the most profitable markets lay, not in the Canadian market, but in densely populated areas of the United States. An assessment of the competitive climate also confirmed that many of the large MDU geographic markets presented additional business opportunities. The Company began to focus its business strategy on several key U.S. markets, beginning with the Northeast United States.

    To further this change in corporate focus, on January 31, 2001 and April 27, 2001, we completed a two-stage agreement with Star Choice, one of our Canadian partners, for the sale of certain satellite television assets for a selling price of $7.0 million. As a result, May 30, 2001, the Company relocated its operations and certain key employees to the U.S.

    By the end of the fiscal year, we accomplished several critical advancements in our strategy for U.S. expansion into the MDU market. As of May 2001, the Company headquarters and key employees moved from Vancouver, British Columbia, Canada to the New York Metro Area in an effort to establish a presence in the most significant cluster of 8 million MDUs in the United States. To further this presence, the Company acquired New England-based Digital Solutions, LLC, giving it an immediate presence in the New England area with over 3,100 new subscribers and 700 subscribers-in-progress. The acquisition also gave the Company an important joint venture relationship with AvalonBay Communities, Inc. The Company also solidified relationships with property owners such as Roseland Property Company, Trammell Crow Residential and KSI Services, Inc. We also identified Texas as a profit center and completed an acquisition of DigiSat TV, a sole proprietorship in the Houston, Texas, giving the Company 265 new subscribers and over 3,000 suites passed by wire.

    The Company's subscriber growth during the fourth quarter has been significant. As of September 30, 2001 the Company had a total of 6,067 U.S. subscribers to its services, had deployed service into 151 U.S. properties representing 19,241 units and had a backlog of 89 properties under letter of intent or access agreement representing 17,642 units of which 7,899 are bulk or exclusive units.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

    Change in Reporting and Functional Currency.  Effective September 30, 2001, the Company adopted the U.S. Dollar as its functional and reporting currency since a majority of the Company's revenues, expenses, assets and liabilities are in the United States and the increasing focus of the Company's operations are in that country. Previously the Company's functional and reporting currency was Canadian Dollars. Comparative financial statements were restated as if the U.S. Dollar had been the reporting currency in prior years.

    Sale of Canadian Subscribers.  On January 31, 2001 the Company completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase certain satellite television assets for a purchase price of $3,681,100. Under the agreement, Star Choice also received the telecommunications equipment required to service the related subscribers. This equipment had an original cost of $3,348,300 and a net book value of $2,784,744 at January 31, 2001. Net intangible assets carried at $59,672 at January 31, 2001 related to sold subscribers and accordingly, were written off. The transaction resulted in a gain of $836,984 which was reduced by cumulative foreign exchange losses relating to these assets.

    On April 27, 2001 the Company completed a second agreement with Star Choice Television Network, Inc. for Star Choice to purchase certain satellite television assets for a purchase price of approximately $3,276,227. Under the agreement, Star Choice also received the telecommunications equipment required to service the related subscribers. This equipment had an original cost of approximately $1,431,732 and a net book value of approximately $1,236,500 at April 27, 2001. The transaction resulted in a gain of $2,039,727which was reduced by cumulative foreign exchange losses relating to these assets.

    Net Loss.  The Company reported a net loss of $2,426,455 for the year ended September 30, 2001 compared to a net loss of $8,040,790 for the year ended September 30, 2000. The reduction in the net loss is due to three main reasons: the gain on sale of the Canadian subscribers of $2,401,695; the higher general and administrative costs for wages, relocation and travel, and; lower non-cash charges (described below) of $195,302 in the year ended September 30, 2001 compared to $4,051,505 for the year ended September 30, 2000.

    Revenues.  Our revenue for the year ended September 30, 2001 of $1,117,607 increased by $169,738 over the year ended September 30, 2000. Revenue from United States operations increased to 51% of total revenue from 1% in the prior year and will represent substantially all of our revenue in the future. Revenues from Western and Eastern Canadian subscribers ceased in February and May 2001 respectively due to the sale to Star Choice.

    Sales of installation services represented 21% of total revenue compared to nil in the prior fiscal year. Installation services consist of offerings to building owners and managers for the construction of satellite and Internet systems and may include associated wiring, labor and equipment.

    Direct Costs.  Direct cost of sales decreased to $358,257 in the year ended September 30, 2001 compared to $496,093 in the year ended September 30, 2000. This 28% decline is due to a larger mix of direct to home satellite subscribers where the net revenue is recorded with no cost of sales. In the year ended September 30, 2000, there was a higher mix of SMATV subscribers under which revenue as recorded on a gross basis with the relevant cost of sales also shown.

    In the year ended September 30, 2001, the costs of sales relating to sales of installation services was 28% of total cost of sales compared to nil in the prior fiscal year.

    Sales Expenses.  Sales expenses consist mainly of salaries, commissions, marketing materials, trade shows, advertising and promotion. Sales expenses declined to $837,947 from $1,468,753 in the years ended September 30, 2001 and 2000 respectively. This 43% decline in sales expenses was mainly due to the discontinuation of direct marketing as a sales strategy.

    General and Administrative Expenses (G&A).  General and administrative expenses increased 7% to $4,518,148 for the year ended September 30, 2001 from $4,207,576 for the year ended September 30, 2000. Stock option compensation and non-cash charges (excluding amortization) of $127,821 and $1,070,456 are included in General and Administrative expenses in the years ended September 30, 2001, and 2000 respectively. The balance of G&A expenses of $4,390,327 and $3,137,120 for the years ended September 30, 2001, and 2000 respectively, is mainly comprised of the following:

	Year ended September 30, 2001	% of G&A	Year ended September 30, 2000	% of G&A
Wages	1,818,440	41%	1,040,697	33%
Professional fees	277,985	6%	518,774	17%
Amortization	549,194	13%	496,524	16%
Office	460,684	10%	397,819	13%
Travel	316,196	7%	220,069	7%

    The dollar increase in general and administrative expenses relate to higher wages, consulting, occupancy, office and travel expenses as well as the $288,551 in transition and relocation expenses in the relocation of our business to the United States.

    Stock Option Compensation Charges.  We account for our stock based employee compensation plans under APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date of the grant for all employee and director common stock options issued. Stock options issued to third party consultants and others are accounted for under Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" whereby compensation charges are recorded based on the fair value of the options granted. For the year ended September 30, 2001, we recorded $135,302 in stock option compensation costs. Consultants were granted, or had terms extended for 538,693 options to purchase common shares with $127,821 in fair value. Fair value of $7,481 for 25,000 options under the supplier plan to be granted after September 30, 2001 was accrued in selling expense.

    For the year ended September 30, 2000, $1,125,578 of fair value for non-cash stock option compensation and consulting charges. In the year, we granted 90,276 options to officers and employees at an exercise price of $1.00 as a performance incentive, resulting in compensation cost of $351,865. In addition, we granted 170,000 options to consultants at an exercise price of $5.00 being the market value at date of grant and recorded the fair value of these options, in the amount of $718,591, as consulting expense. Further, stock option compensation charges in the amount of $55,121 were recorded as sales expense based on the fair value of stock options issued or issuable to a supplier at September 30, 2000.

    In October of 2000, the Board of Directors accepted the recommendation of its compensation committee to re-price, at $2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of all options previously granted to employees at $2.00 per share under the 2000 Incentive Stock Option Plan. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Incentive Stock Option Plan. As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the year ended September 30, 2001 due to the decline in the market price of the Company's stock in 2001. Changes in the market price of the Company's stock in future periods may impact future operating results.

    Other Non-Cash Charges.  Included in the year ended September 30, 2001 is non-cash interest expense of $60,000 related to a beneficial conversion right on convertible debt.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

    Net Loss.  The Company reported a net loss of $8,040,790 for the year ended September 30, 2000 (1999—$1,684,560). The increased net loss from 1999 was due primarily to two factors. Firstly, included in the net loss are non-cash charges of $4,051,505 (described below) (1999—$347,949). Secondly, sales expenses and general and administrative (G&A) expenses increased as we built out our operations. After the non-cash charges above, our largest expense was wages. During the year ended September 30, 2000, we increased our permanent full-time staff from 32 to 113 employees. The increase in sales and G&A costs supported the expansion of operations into the United States and eastern Canada. The increase in sales and G&A costs also supported our delivery of new services in the Internet and security-monitoring markets. Finally, the increase in sales and G&A costs enabled us to build a customer service function to support our increasing subscriber base. As at September 30, 2000, we had approximately 15,341 digital satellite subscribers (1999—11,600), 82 Internet subscribers (1999—nil), and 75 (1999—nil) security subscribers, in 217 (1999—135) properties throughout Canada and the United States. 156 (1999—nil) of the digital satellite subscribers are United States residents subscribing to DIRECTV.

    Revenues.  Our revenue for the year ended September 30, 2000 of $947,869 (1999—$377,975) was comprised of 39% net programming revenue, 37% SMATV and Private Cable revenue and 24% from digital access fees and other revenue (1999 — 69% SMATV and Private Cable revenue, 20% net programming revenue from Star Choice and 11% from digital access fees). The increase in revenue from 1999 is primarily due to an increase in the number of subscribers. SMATV and Private Cable revenue represented approximately 10,456 (1999—8,700) subscribers. The net programming revenue represented approximately 4,885 (1999—2,900) subscribers.

    Revenue from operations in the United States was less than 1% of total revenue for the year ended September 30, 2000.

    Direct Costs.  Direct costs of $496,093 are primarily comprised of SMATV and Private Cable programming and maintenance costs.

    Sales Expenses.  Salaries, wages, commissions and benefits make up 70% (1999—35%) of the $1,468,753 (1999—$901,347) total sales expenses. The 100% increase in salaries, wages, commissions and benefits from 1999 was primarily due to increased employee levels to support the sales and marketing function. The increase in staff levels not only corresponded to an increase in sales from 1999, but also reflected the expansion of our operations into the United States and eastern Canada in 2000. The remaining 30% (1999—65%) balance of sales expense is primarily travel, advertising and telephone expense.

    General and Administrative Expenses (G&A).  Stock option compensation and non-cash charges (excluding amortization) comprise $1,070,457 (1999 - $270,480) or 51% (1999 - 42%) of the total $4,207,576 (1999 - $913,145) G&A expenses for the year-ended September 30, 2000. These non-cash charges are described in detail below. The $3,137,119 (1999 - $642,665) balance of the G&A expenses, excluding non-cash charges is primarily comprised of the following:

	Year ended September 30, 2000	% of G&A	Year ended September 30, 1999	% of G&A
Wages	1,392,562	44%	196,393	31%
Professional fees	518,774	17%	86,783	14%
Amortization	496,524	16%	130,234	20%
Office	397,819	13%	36,086	6%
Travel	220,069	7%	25,896	4%

    The overall increase in G&A expenses from 1999 relates to the increase in business activity, the build out of our Customer Service, Finance, Information Technology and Administration functions, and the expansion of our operations into the United States and eastern Canada. Specifically, the increase in wages from 1999 corresponds to an increase in our permanent full-time staff from 32 to 113 employees. The increase in professional fees relate primarily to legal and accounting fees attributable to regulatory filings. The increase in amortization from 1999 corresponds to the increase in telecommunications equipment related to subscriber acquisitions. The increase in office, travel and all other G&A expenses corresponds primarily to the increased staff levels and the opening of three new offices in the United States and a new office Toronto.

    Stock Option Compensation Charges.  For the year ended September 30, 2000, $1,070,457 of G&A expense represented fair value of non-cash stock option compensation. In the year, we granted 90,276 options to officers and employees at an exercise price of $1.00 as a performance incentive, resulting in compensation cost of $351,865. In addition, we granted 170,000 options to consultants at an exercise price of $5.00 being the market value at date of grant and recorded the fair value of these options, in the amount of $700,565, as consulting expense. Further, stock option compensation charges in the amount of $55,121 were recorded as sales expense based on the fair value of stock options issued or issuable to a supplier for its performance to September 30, 2000. For the year ended September 30, 1999, $270,480 of G&A expense represented fair value of stock option compensation. Stock option compensation charges in the amount of $77,469 were recorded as sales expense for the year ended September 30, 1999 based on the fair value of stock options issued to suppliers, calculated on the date the supplier completed the performance required to earn the options.

    Other Non-Cash Charges.  Included in the year ended September 30, 2000 is a non-cash financing expense of $2,925,927 representing the fair value of a two-year warrant granted to Gibralt Capital Corporation. The warrant was for the purchase of 750,000 shares of the Company's common stock at an exercise price of $2.50 per share. The fair value of the warrant was determined using a Black Scholes option-pricing model. The warrant was issued in consideration of Gibralt Capital Corporation's termination of a financing agreement and its agreement to negotiate in good faith a new financing agreement with terms more favorable to the Company. There was no corresponding financing expense in the prior years. Also included in the year ended September 30, 2000 is $18,026 in consulting expenses related to 50,000 shares issued upon the termination of our agency agreement with Canaccord Capital Corporation.

    Adjustment for beneficial conversion.  During year ended September 30, 2000, we issued 3,637,200 shares of Series A convertible preferred stock at an issue price of $2.50 per share in exchange for cash proceeds of $7,725,000 and services in connection with the private placement with a fair value of $1,368,000, for total gross proceeds prior to expenses of the issue, of $9,093,000. The Series A convertible preferred stock were immediately convertible, at the option of the holder. The Series A convertible preferred stock has a beneficial conversion feature totaling $7,725,000, measured as the difference between the conversion price most beneficial to the investor of $2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of cash proceeds received. In addition, on February 3, 2000, we completed a private placement consisting of 699,999 units at $0.75 per unit, for gross proceeds of $525,000, based on subscriptions received in December 1999 and January 2000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at $1.00 per share. The warrants also have a beneficial conversion feature totaling $243,583, measured as the difference between the conversion price of $1.00 and the fair value of the underlying common stock at the date we had a contractual obligation to issue the units, limited to the amount of the gross proceeds received and allocated to the warrants. Each beneficial conversion feature is recognized on the Consolidated Statement of Operations as an increase in the loss applicable to common shareholders and in the calculation of basic loss per share for the year ended September 30, 2000, resulting in a net loss attributable to common shareholders and basic loss per common share for the year ended September 30, 2000 in the amounts of $16,009,373 and $1.30, respectively.

OUTLOOK

    Although we have incurred operating losses since our inception, with consolidated operations in the most profitable U.S. markets, we expect to achieve profitable operations in fiscal 2002. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach business plan forecasts, the funding of our operating expenses and working capital and capital commitments at current levels of deployment, may be dependent upon our ability to obtain additional financing. We have retained investment bankers to assist with financing through a private placement or convertible securities offering, however, there is no assurance that the Company will be successful in these endeavors.

LIQUIDITY AND CAPITAL RESOURCES

    Cash Position.  At September 30, 2001, we had cash and cash equivalents of $785,452 compared to $2,147,244 at September 30, 2000. In summary, the decrease in our cash position is due to the net loss, the acquisition of Digital Solutions LLC, offset by proceeds from the sale of assets.

    Operating Activities.  Net cash of $4,329,173 and $4,173,820 was used in operating activities during the years ended September 30, 2001 and 2000 respectively. The primary use of cash in operations was from our net loss of $2,426,455 which includes the gain on sale of assets of $2,401,695, partially offset by $744,496 of non-cash charges, represented by $549,194 in amortization and $195,302 in stock option compensation charges and non-cash interest expense. In fiscal 2000 the primary use of cash in operations was from our net loss of $8,040,790, which was partially offset by $4,548,029 in non-cash charges. Changes in operating assets and liabilities used $225,050 in 2001 compared to $681,059 in 2000.

    Investing Activities.  Net cash of $2,898,158 was generated in investing activities during the year ended September 30, 2001 compared to $1,983,745 used in the year ended September 30, 2000. Purchases of property and equipment during the year ended September 30, 2001 of $2,352,213 (2000-$1,983,745) related primarily to the addition of subscribers in our digital satellite business. In the year ended September 30, 2001 we used $1,719,168 in the acquisition of Digital Solutions LLC. We also received proceeds of $6,969,539 relating to the sale of assets in 2001 (nil in 2000).

    Financing Activities.  We generated net cash of $69,223 and $8,275,271 from financing activities during the year ended September 30, 2001 and 2000 as follows:

  •
  In January 2001 net cash of $69,223 was raised from the proceeds of a $150,000 issue of convertible notes and warrants. As part of this transaction, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $0.60 per share. This debt was repaid in full on April 6, 2001.

  •
  On February 28, 2000 and March 8, 2000 notes payable and accrued interest valued at $606,781 at September 30, 1999, were converted to 997,736 shares of common stock.

  •
  On February 15, 2000 a former director and officer exercised 125,000 options at an exercise price of $1.00 for total proceeds of $125,000.

  •
  On February 3, 2000, pursuant to subscription agreements executed in December 1999 and January 2000, we completed two private placements, one consisting of the issuance of 125,000 shares of common stock at $0.80 per share, for gross proceeds of $100,000, and the other consisting of 699,999 units at $0.75 per unit, for gross proceeds of $525,000. Each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at $1.00 per share. The net cash proceeds to us of these two private placements were US$625,000.

  •
  On January 28, 2000, we raised $7,725,000 (net of agency fees) through a private placement of our Series A convertible preferred stock. In connection with the offering of Series A convertible preferred stock, we entered into an agency agreement with Haywood Securities Inc. Under that agreement, Haywood Securities Inc. agreed to provide services in connection with the issuance and sale of the Series A convertible preferred stock and the qualification of the common stock issuable upon conversion, including assisting in obtaining requisite regulatory approvals. In consideration of these services, Haywood Securities Inc. received, a commission of $618,000, paid by issuance of 247,200 Series A convertible preferred stock, a corporate finance fee of $750,000, paid by issuance of 300,000 shares of the Series A convertible preferred stock, and a warrant to acquire an underlying warrant which is in turn exercisable into up to 309,000 shares of common stock for a period of one year at a price of $2.50 per share.

  •
  On November 23, 1999, we completed a private placement consisting of 1,482,750 units at $0.40 per unit, for gross proceeds of $593,100. Each unit was comprised of one share of common stock and a two-year warrant to purchase one share of common stock for $0.75 per share.

    Working Capital.  As at September 30, 2001 we had working capital of $748,380 (2000-$1,877,948). Our projected operating losses and capital costs to add new subscribers and grow our business may require us to obtain further financing through private placements of equity or convertible securities.

    Market Risk.  We are exposed to market risk related to changes in interest and foreign exchange rates, each of which could adversely affect the value of our current assets and liabilities. We have not entered into any forward currency contracts or other financial derivatives to hedge foreign exchange risk, hence, we are subject to such risk from foreign currency transactions and translation gains and losses. With a significant portion of our cash denominated in Canadian dollars, a sudden or significant change in foreign exchange rates could have a material effect on the our future cash flows. If the

Canadian dollar were to decrease in value by 5% against the US dollar an unrealized foreign currency translation loss of less than $50,000 would occur.

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

    DIRECTV.  In May of 2000, the Company entered into a long-term System Operator Agreement with DIRECTV, which allowed us to enter the United States market. The Company's contract with DIRECTV gives the Company a share of net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for subscriber acquisition costs for each net subscriber addition.

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

    Star Choice.  In August 1998, the Company entered in a ten-year System Operation Agreement with two five-year renewal options, with Star Choice Communications, Inc. ("Star Choice"). The agreement allowed us to establish and maintain distribution systems in multi-unit dwellings throughout Canada and act as a commissioned sales representative for Star Choice to market Star Choice programming to the residents of multi-unit dwellings in which the Company has installed systems. The allowable territory in which the Company operated under the agreement was reduced as part of the sale of Western Canadian subscribers and thereafter, the agreement was terminated on April 27, 2001 upon the sale of certain Eastern Canadian subscribers to Star Choice.

    3Com.  In May 2000, the Company entered into a Master Purchase Sales Agreement with 3Com Corporation to become part of its preferred Visitor Based Network. Under this agreement, the Company received preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. Upon dissolution of 3Com's VBN division, this agreement was mutually terminated.

    Cisco.  In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco has extended lease financing to the Company to purchase Internet related equipment and repay monthly over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which will be installation costs capitalized under the lease. As at September 30, 2001, there was no outstanding obligation under the lease financing.

    Future Capital Requirements.  The Company's funding of its continuing operating expenses, working capital needs and capital commitments at current levels, is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged investment bankers to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions, or they may be negotiated on terms which are unfavourable or dilutive to existing stockholders. Should the Company not raise financing, the Company would have to scale back general operations by re-evaluating its planned expenditures and allocating its total resources in such manner as the board of directors and management deems to be in the Company's best interest.

    We have reduced our staff and continue to maintain tight control over deployment and expenditures while pursuing realistic alternatives.

Item 7—Financial Statements

Independent Auditors' Report

To the Shareholders of
MDU Communications International, Inc.

    We have audited the accompanying consolidated balance sheets of MDU Communications International Inc. and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years in the two year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
Chartered Accountants
Vancouver, British Columbia
November 18, 2001

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30,
	2001	2000
ASSETS
CURRENT
Cash and cash equivalents	$785,452	$2,147,244
Prepaid expenses and deposits	51,738	174,665
Accounts receivable
Trade, net of a provision of $16,500 (September 30, 2000—$2,752)	279,464	166,197
Sales tax and other	70,286	94,473

TOTAL CURRENT ASSETS	1,186,940	2,582,579
PROPERTY AND EQUIPMENT, net (Note 6)	2,053,352	3,922,182
INVESTMENT IN JOINT VENTURE (Note 5)	199,221	—
INTANGIBLE ASSETS, net (Note 7)	1,538,518	64,447

TOTAL ASSETS	$4,978,031	$6,569,208

LIABILITIES
CURRENT
Accounts payable	$252,234	$461,264
Other accrued liabilities	186,326	243,367

TOTAL CURRENT LIABILITIES	438,560	704,631

DEFERRED REVENUE	255,925	—

CONTINUING OPERATIONS (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
Common stock, par value $0.001;50,000,000 shares authorized,18,046,320 shares issued and outstanding (September 30, 2000—16,904,620)	18,047	16,905
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized,7,200 issued and outstanding (September 30, 2000—565,200)	7	565
Additional paid-in capital	16,483,476	15,938,476
Accumulated deficit	(12,217,983)	(9,791,528)
Accumulated other comprehensive loss	—	(299,841)

TOTAL SHAREHOLDERS' EQUITY	4,283,546	5,864,577

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,978,031	$6,569,208

See accompanying Notes to the Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

	For the year ended September 30, 2001	For the year ended September 30, 2000
REVENUE	$1,117,607	$947,869
DIRECT COSTS	358,257	496,093

GROSS PROFIT	759,350	451,776

SALES EXPENSE	837,947	1,468,753

GENERAL AND ADMINISTRATIVE EXPENSES
Advertising and promotion	9,077	61,734
Depreciation and amortization	549,194	496,524
Consulting	276,005	793,863
Foreign exchange gain	(23,565)	(193,973)
Investor Relations	62,605	187,577
Occupancy	224,846	127,537
Office	460,684	397,819
Professional fees	277,985	518,774
Repairs and maintenance	16,786	24,492
Telephone	177,588	174,213
Travel	316,196	220,069
Vehicle	63,757	6,385
Wages	1,818,440	1,392,562
Relocation	288,551	—

	4,518,148	4,207,576

GAIN ON SALE OF NET ASSETS (Note 12)	2,401,695	—

NET OPERATING LOSS	(2,195,051)	(5,224,553)

FINANCING EXPENSE	(181,734)	(2,938,015)
INTEREST INCOME	70,025	158,442
INTEREST EXPENSE	(140,165)	(36,664)
EQUITY EARNINGS IN JOINT VENTURE (Note 5)	20,470	—

NET LOSS	$(2,426,455)	$(8,040,790)

Adjustment for beneficial conversion feature of convertible preference shares	$—	$(7,725,000)
Adjustment for beneficial conversion feature of warrants	—	(243,583)

Net loss attributable to common shareholders	$(2,426,455)	$(16,009,373)

Basic and diluted loss per common share	$(0.14)	$(1.30)

Weighted-average common shares outstanding used to compute basic and diluted loss per common share	17,580,952	12,341,669

See accompanying Notes to the Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statement of Shareholders' Equity (Deficit)
(Expressed in United States Dollars)

			Convertible Preferred stock		Additional paid-in capital	Share Subscriptions Received
	Common stock								Accumulated Other Comprehensive Income (Loss)
								Accumulated Deficit
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Balance, September 30, 1999	9,221,335	$9,221	—	$—	$1,464,638	1,090,000	$1,185,389	$(1,750,738)	$25,053	$933,563
Issued for subscriptions	1,090,000	1,090	—	—	1,184,438	(1,090,000)	(1,185,389)	—	—	139
Issued for cash	1,887,749	1,888	—	—	954,400	—	—	—	—	956,288
Issued for services	100,000	100	—	—	36,054	—	—	—	—	36,154
Cancelled	(50,000)	(50)	—	—	(18,026)	—	—	—	—	(18,076)
Exercise of stock options	125,000	125	—	—	125,000	—	—	—	—	125,125
Conversion of notes payable to shares	997,736	998	—	—	605,783	—	—	—	—	606,781
Grant of employee stock options	—	—	—	—	351,865	—	—	—	—	351,865
Grant of consultants' and supplier stock options	—	—	—	—	747,147	—	—	—	—	747,147
Issue of preferred stock (net of expenses of issue $2,206,013)	—	—	3,637,200	3,637	6,012,707	—	—	—	—	6,016,344
Beneficial conversion feature related to convertible preferred stock and warrants issued in connection with a private placement	—	—	—	—	7,968,583	—	—	—	—	7,968,583
Accretion of beneficial conversion feature related to convertible preferred stock and warrants	—	—	—	—	(7,968,583)	—	—	—	—	(7,968,583)
Issue of share purchase warrants	—	—	—	—	4,474,931	—	—	—	—	4,474,931
Conversion of preferred shares	3,532,800	3,533	(3,072,000)	(3,072)	(461)	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	—	—	(324,894)	(324,894)
Net loss	—	—	—	—	—	—	—	(8,040,790)	—	(8,040,790)

Balance, September 30, 2000	16,904,620	16,905	565,200	565	15,938,476	—	—	(9,791,528)	(299,841)	5,864,577
Translation adjustments	—	—	—	—	—	—	—	—	299,841	299,841
Grant of consultant and supplier stock options	—	—	—	—	149,744	—	—	—	—	149,744
Conversion of preferred shares	641,700	642	(558,000)	(558)	(69)	—	—	—	—	15
Issue of share purchase warrants (Note 9)	—	—	—	—	69,223	—	—	—	—	69,223
Beneficial conversion feature related to the convertible debt (Note 8)	—	—	—	—	91,602	—	—	—	—	91,602
Issue of shares to purchase Digital Solutions	500,000	500	—	—	234,500	—	—	—	—	235,000
Net loss	—	—	—	—		—	—	(2,426,455)	—	(2,426,455)

Balance, September 30, 2001	18,046,320	$18,047	7,200	$7	$16,483,476	—	$—	$(12,217,983)	$—	$4,283,546

See accompanying Notes to the Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statement of Cash Flows
(Expressed in United States Dollars)

	For the year ended September 30, 2001	For the year ended September 30, 2000
OPERATING ACTIVITIES
Net loss	$(2,426,455)	$(8,040,790)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	549,194	496,524
Gain on sale of assets (Note 12)	(2,401,695)	—
Non-cash wages expense	—	351,865
Non-cash selling expense	7,481	55,121
Non-cash financing expense	—	2,925,927
Non cash interest expense on convertible note	60,000	—
Non-cash consulting expense	127,821	718,591
Equity earnings in joint venture	(20,470)	—
Change in operating assets and liabilities:
Prepaid expenses and deposits	125,543	(164,232)
Accounts receivable	(89,081)	(85,660)
Accounts payable	(317,725)	(654,793)
Wages payable	—	(25,360)
Other accrued liabilities	(184,826)	248,986
Deferred revenue	241,039	—

Net cash used in operating activities	(4,329,173)	(4,173,820)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,352,213)	(1,983,745)
Proceeds on sale of assets (Note 12)	6,969,539	—
Acquisition of Digital Solutions, net of cash acquired (Note 4)	(1,719,168)	—

Net cash provided by (used in) investing activities	2,898,158	(1,983,745)

FINANCING ACTIVITIES
Proceeds from convertible notes payable	150,000	—
Prepayment of notes payable	(150,000)
Proceeds from issue of common stock	—	816,945
Proceeds from issue of preferred stock	—	7,214,743
Proceeds from issue of warrants	69,223	243,583

Net cash provided by financing activities	69,223	8,275,271

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,361,791)	2,117,706
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,147,244	29,538

CASH AND CASH EQUIVALENTS, END OF PERIOD	$785,453	$2,147,244

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$8,676	$7,245

SUPPLEMENTAL CASH FLOW DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    During the year ended September 30, 2001, 500,000 common shares valued at $235,000 were issued on the acquisition of Digital Solutions.

See accompanying Notes to the Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(expressed in the United States dollars)

1.  BASIS OF PRESENTATION

    MDU Communications International, Inc. provides delivery of satellite television programming, home entertainment and information technology to residents of multi-dwelling units such as apartment buildings, condominiums, gated communities, hotels and motels. MDU sold the majority of its Canadian operations and redeployed in the United States, also moving its headquarters and as such, effective September 30, 2001 has adopted the United States dollars as its functional and reporting currency.

2.  CONTINUING OPERATIONS

    The financial statements have been prepared on the going concern basis of accounting which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended September 30, 2001, the Company recorded a net loss of $2,426,455 and used net cash in operations of $4,329,173. At September 30, 2001, the Company has working capital of $748,380 and an accumulated deficit of $12,217,983.

    The Company's funding of its continuing operating expenses, working capital needs and capital commitments at current levels, is dependent upon its ability to raise additional financing. The Company is currently pursuing opportunities to raise financing through private placements of both equity and debt securities and has engaged investment bankers to assist it in raising financing through a convertible security offering, however there is no assurance that the company will be successful in these discussions. Should the Company not raise financing, the Company would have to scale back general operations.

    The Company's ability to continue as a going concern may be dependent on its ability to raise additional funds as required and ultimately to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of the above noted uncertainties. Adjustments, if any, would affect the carrying value and classification of assets and liabilities and the amount of net loss and accumulated deficit.

3.  SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described below:

    (a) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

    (b) Development Stage Enterprise

      From the period from inception to September 30, 2000, the Company was a development stage enterprise as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." To that date the Company's planned principal operations had commenced, but there was no significant revenue therefrom and the Company was devoting most of its efforts to activities such as raising capital, research and development of its Direct To Home TV services to multi-dwelling unit properties and developing customer markets. Management made the determination that the Company no longer met the definition of a development stage enterprise for reporting periods commencing October 1, 2000.

    (c) Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, accounting for doubtful accounts receivable, amortization, income taxes and contingencies. Actual results could differ from those estimates.

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

    (e) Long-lived Assets

      The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company for the period from inception, March 26, 1998 to September 30, 2001.

    (f)  Investment in Joint Venture

      The Company's investment in the AvalonBay Joint Venture is recorded on the equity basis whereby the Company records its equity share of income or loss from the joint venture. Dividends received are recorded as reductions in the net investment.

    (g) Intangible Assets

      Intangible assets consist of building access agreements and subscriber lists, which were acquired in the purchase of Digital Solutions, LLC and are being amortized on the straight-line basis over five years. Management regularly reviews the carrying value of intangible assets based upon future expected cash flows. To date, no impairment has been indicated.

    (h) Revenue Recognition

      The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided when the amount of revenue is determinable and collection is reasonably assured. Initial service or connection fees in excess of costs incurred are deferred and amortized on a straight-line basis over the term of the expected customer relationship to a maximum of 5 years.

      The Company offers installation services to building owners and managers for the construction of wiring and installation of equipment to allow telecommunications services including the sale of related equipment. Revenue from the sale of equipment is recognized when title transfers and installation revenue is recognized in the period that the services are performed when the amount of revenue is determinable and collection is reasonably assured.

      In certain arrangements with suppliers of satellite programming or other services, the Company does not bear inventory or credit risk in connection with the service provided to the customer. Such revenue is recorded on the net basis where the amount of revenue is equivalent to the contractual commission earned by the Company. Revenues from providing services under contracts where the Company acts as a principal in the transaction, exercises pricing control and bears the risk of collection are recorded based on the gross amount billed to the customer when the amount is determinable.

      The Company may also receive a new subscriber activation subsidy from the satellite programming provider at the time it signs up a new customer. These subsidies are recognized as revenue over the average period that a customer remains a subscriber.

      The Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) in fiscal 2001. The adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

    (i)  Loss per Common Share

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other common share equivalents, including stock options, and warrants, in the weighted average number of common shares outstanding for a period, if dilutive. For the years ended September 30, 2001 and 2000 basic and diluted loss per common share are equivalent as the effect of common shares issuable upon the exercise of options or warrants would be anti-dilutive. As of September 30, 2001, the Company had outstanding securities which were convertible into 6,821,345 (2000 - 7,490,088) common shares which would be potentially dilutive in the future.

    (j)  Foreign Exchange

      The accounts of the Company are expressed in United States dollars, the functional currency of the Company and its principal operating subsidiary. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions are included in the statement of operations.

      Effective September 30, 2001, the Company adopted the U.S. Dollar as its functional and reporting currency since a majority of the Company's revenues, expenses, assets and liabilities are in the United States and the increasing focus of the Company's operations are in that country. Previously the Company's functional and reporting currency was Canadian Dollars. Comparative financial statements were restated as if the U.S. Dollar had been the reporting currency in prior years.

    (k) Stock-based Compensation

      As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has accounted for employee and director stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and has made the pro forma disclosures required by SFAS No. 123 in Note 8.

      Under APB No. 25, compensation charges arise from those situations where options are granted at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the related stock options.

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

    (l)  Cash and Cash Equivalents

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

    (m) Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," established standards for the reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. In 2001 the balance in accumulated other comprehensive loss of $299,841 was realized on disposition of assets denominated in a foreign currency.

    (n) Fair Value of Financial Instruments

      The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities at September 30, 2001 and 2000 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

    (o) Credit Concentration

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from DIRECTV Inc. (Note 11(b)) at September 30, 2001 and 2000 respectively, represented 44% and 29% of total trade accounts receivable. Accounts receivable from Star Choice for the year ended September 30, 2001 and 2000 represented 6% and 35% of total accounts receivable, respectively. Revenues realized from DIRECTV Inc. represented 10% and 1% of total revenues in the years ended September 30, 2001 and 2000, respectively.

      The Company provides an allowance for bad debts based on historical experience and specifically identified risk.

    (p) Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. MDU is required to adopt SFAS No. 141 and 142 on a prospective basis as of October 1, 2002. The Company is currently evaluating the impact that the adoption of these pronouncements may have on its financial position and results of operations.

      In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations—Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 144 as of October 1, 2002. The Company has not yet determined the impact this standard will have on its operating results and financial position.

    (q) Advertising

      MDU expenses advertising costs as they are incurred. Advertising expense is included in sales expenses and amounted to $14,298 and $3,297 in 2001 and 2000, respectively.

4.  ACQUISITION OF DIGITAL SOLUTIONS, LLC

    On April 30, 2001 the Company acquired Digital Solutions, LLC, ("Digital Solutions") a New England based digital satellite television service provider, for $1.75 million and 500,000 shares of common stock of the Company with a fair value of $235,000. As at April 30, 2001, Digital Solutions had 3,142 subscribers in 31 properties. In addition, Digital Solutions had two properties in the process of installation, representing an additional 700 subscribers. The acquisition was accounted for under the purchase method and the assets, liabilities, revenues and expenses related to Digital Solutions were consolidated with the accounts of the Company effective April 30, 2001.

    Allocation of excess of acquisition costs over the fair value of net assets assumed are set forth below:

Cash	$30,833
Other current assets	52,605
Investment in Joint Venture	103,011
Property and equipment	233,604
Intangible assets	1,675,380
Less: Current liabilities	(110,433)

Acquisition cost	$1,985,000

    Intangible assets acquired are being amortized over five years.

    The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired Digital Solutions at the beginning of the fiscal years ended September 30, 2001 and 2000:

	2001	2000
Total revenue	$1,315,334	$1,418,328
Net loss	(2,645,709)	(16,423,101)

Net loss per common share	$(0.15)	$(1.33)

    The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

5.  INVESTMENT IN AVALONBAY JOINT VENTURE

    As part of the acquisition of Digital Solutions, the Company assumed all obligations and benefits of Digital Solutions' interest in a joint venture agreement with AvalonBay Cable I, Inc., an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay's residential communities. As at September 30, 2001 the investment in the joint venture of $199,221 is comprised of the fair value of acquired assets of $103,011, plus additional contributions of $88,249 less distributions of $12,509, plus the Company's 50% share of the joint venture's cumulative net income from the date of acquisition of Digital Solutions, which amounted to $20,470.

    Details of the assets, liabilities, operating results and cash flows of the joint venture are as follows:

September 30, 2001
Current assets	$71,761
Total assets	429,121
Current liablities	2,021
Deferred revenue	30,681
Venturers' equity	396,419

From acquisition on April 30, 2001 to September 30, 2001
Revenues	$136,051
Expenses	95,112

Net earnings	40,939

Cash flows from operating activities	$29,581

Cash flows from investing activities	$—

Cash flows used in financing activities	$(18,464)

6.  PROPERTY AND EQUIPMENT

	September 30,
	2001	2000
Telecommunications equipment, installed	$1,517,207	$3,817,225
Telecommunications equipment, not yet placed in service	326,642	253,530
Computer equipment	328,265	320,110
Furniture and fixtures	94,940	115,744
Vehicles	49,954	—

	2,317,008	4,506,609
Less: Accumulated amortization	(263,656)	(584,426)

	$2,053,352	$3,922,183

7.  INTANGIBLE ASSETS

	September 30,
	2001	2000
Building access agreements and subscriber lists	$1,675,380	$99,150

	1,675,380	99,150
Less: Accumulated amortization	(136,862)	(34,703)

	$1,538,518	$64,447

8.  CONVERTIBLE DEBT

    On January 11, 2001 the Company issued convertible debt for cash proceeds of $150,000. The debt was convertible into common shares of the Company at a conversion price of $0.25 per common share anytime during the period from April 10, 2001 to December 31, 2001. In addition, the lender received 600,000 share purchase warrants, each entitling the holder to acquire one common share at an exercise price of $0.60 per share. The proceeds of $150,000 have been allocated on a pro rata basis, as described in APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", between the estimated fair value of the debt and share purchase warrants resulting in an initial value of the debt and share purchase warrants in the amounts of $80,777 and $69,223 respectively. The difference between the recorded value of the debt at issue date and its maturity value was accreted as additional interest expense over the term of the debt. This results in a beneficial conversion right calculated as the difference between the conversion price and the quoted trading price of the Company's stock on the date of issue. This beneficial conversion right, in the amount of $60,000 was recognized as additional interest expense in the year ended September 30, 2001.

    On April 6, 2001 the Company repaid the convertible note in full.

9.  SHARE CAPITAL

  (a) Preferred Shares

      On January 28, 2000, the Company issued 3,637,200 shares of Series A Convertible Preferred stock (the "Preferred Shares"), at an issue price of $2.50 per share, in exchange for cash proceeds of $7,725,000 and services in connection with the private placement with a fair value of $1,368,000 for total gross proceeds, prior to expenses of the issue, of $9,093,000. The Preferred Shares were immediately convertible, at the option of the holder, at a conversion ratio of one common share for one Series A Convertible Preferred share, until the "Qualification date", which is the earlier of: (i) the fifth business day following (a) the date the Company receives a receipt for its final prospectus from the last of the British Columbia Securities Commission, the Alberta Securities Commission and the Ontario Securities Commission (the "Commissions") and (b) the date the Company has filed with the United States Securities and Exchange Commission and obtained effectiveness of a registration statement qualifying the shares and (ii) January 28, 2001. However, if the final receipt of each of the Commissions was not issued before June 26, 2000, then the shares convert at a ratio of 1.15 common shares for each Preferred Share. Any Preferred Shares that have not been converted by the holder by the Qualification date will automatically convert at a ratio of one common share to one Preferred Share.

      The Company did not receive a receipt for its final prospectus from each of the Commissions, prior to June 26, 2000 as specified above, in connection with its issue of 3,637,200 Preferred Shares. As a result, effective June 26, 2000, each such preferred share was convertible into common shares of the Company at a ratio of 1.15 common shares for each Preferred Share. As at September 30, 2001, 7,200 of the 3,637,200 Preferred Shares had not been converted.

      In connection with the issuance of the Preferred Shares, the Company issued 309,000 share purchase warrants to an agent that provide the right to purchase one Series A Convertible Preferred Share at the issue price of $2.50 per share. The warrants were assigned a value of $1,549,004 based on their estimated fair value at the grant date (Note 9(d)).

      The Preferred Shares have a beneficial conversion feature totalling $7,725,000, measured as the difference between the conversion price most beneficial to the investor, of $2.17, and the fair value of the underlying common stock at the time of issuance, limited to the amount of the gross proceeds received. The beneficial conversion feature is recognized at issuance as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the year ended September 30, 2000. As the Preferred Shares are immediately convertible, the Company recorded accretion of $7,725,000 to additional paid-in capital. In addition, the Company imputed a preferred stock dividend, representing the value of the beneficial conversion feature, for a corresponding amount.

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

      In addition to the stock options under the Suppliers' Plan issued to September 30, 2001, the Company was also obligated to issue an additional 25,000 (September 30, 2000—50,000) options to purchase common shares of the Company at an exercise price of $1.50 (September 30, 2000—$1.50) per share and exercisable for five years from the date of issue. On March 13, 2000, the Company granted an additional 26,115 options (19,429 of which were earned and recorded at September 30, 1999) to a supplier under the Plan described above.

      Under the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company has recorded stock based compensation charges in connection with the Suppliers' Plan as follows:

	Year ended September 30,
	2001	2000
Additional capital costs of telecommunications equipment	$—	$67,516
Sales expense	32,737	90,322

	$32,737	$157,838

      These charges are based on the fair value of the stock options issued and issuable to suppliers calculated and accrued in each quarter that an eligible supplier completes the performance required to earn the options. This amount is estimated using a Black Scholes option pricing model as described in Note 9(d).

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

      In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan. On March 9, 2001, the Board of Directors

      approved the re-pricing, at $0.60 per share, of these options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Incentive Stock Option Plan. As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the year ended September 30, 2001 due to the decline in the market price of the Company's stock in 2001. Changes in the market price of the Company's stock in future periods may impact future operating results.

      The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the year ended September 30, 2001 compensation cost in the amount of $nil (year ended September 30, 2000—$351,865) has been recorded under this method.

      An alternative method of accounting for employee stock options is the fair value method under which the fair value of the options is estimated at the grant date and then amortized to expense over the options' vesting period. As recorded under SFAS No.123, the following pro forma financial information present the net loss for the period and loss per common share had the Company utilized the fair value method:

	Year ended September 30,
	2001	2000
Pro forma net loss	$(8,012,295)	$(14,042,632)

Pro forma net loss attributable to common shareholders	$(8,012,295)	$(22,011,215)

Pro forma loss per common share attributable to common shareholders	$(0.46)	$(1.76)

      Using the fair value method for stock-based compensation, as described in SFAS No. 123, additional compensation costs of approximately $5,585,840 would have been recorded for the year ended September 30, 2001 (year ended September 30, 2000—$6,001,841). The unamortized fair value of all remaining outstanding employee stock options as of September 30, 2001 is $2,900,345 and will be charged to pro forma net earnings in future years according to the vesting terms of the options. This amount is estimated using a Black Scholes options pricing model as described in Note 9(d).

    (iii)
    Other Stock Options

      On February 5, 2000, the Company granted an aggregate of 170,000 stock options for provision of consulting services by third parties. The options are exercisable at $5.00, expire February 4, 2005 and were also granted under the terms of the 2000 Option Plan. The Company recorded a stock based compensation charge in the amount of $700,565 during the year ended September 30, 2000 based on the fair value of the options granted. The aggregate fair value of the options at the date of grant was determined using the Black Scholes model as described in Note 9(d).

    (iv)
    The following table summarizes the activity in all Option Plans:

	Options Available for Issuance	Number of Options Outstanding	Weighted- Average Exercise Price per Share
Outstanding at September 30, 1999	441,250	473,885	$1.18
Authorized	3,400,000
Granted (weighted-average fair value of $3.33 per share)	(3,429,475)	3,429,475	4.74
Exercised	—	(125,000)	1.00
Expired	180,000	(180,000)	5.00
Cancelled	(65,135)	—	—

Outstanding at September 30, 2000	526,640	3,598,360	4.29
Granted (weighted-average fair value of $0.48 per share)	(1,141,500)	1,141,500	0.62
Exercised	—	—	—
Expired	1,451,264	(1,451,264)	1.48

Outstanding at September 30,2001	836,404	3,288,596	$0.75

      As at September 30, 2001, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
$0.60	2,913,596	3.74	1,784,654
1.50	198,885	2.06	198,885
1.75	12,375	3.45	12,375
2.00	13,740	3.45	13,740
2.50	150,000	3.61	150,000

	3,288,596		2,159,654

      The 1,128,942 unvested options outstanding at September 30, 2001 vest over a three year period.

  (c) Warrants

    (i)
    Details of warrants outstanding are as follows:

	Number of Warrants	Weighted- Average Exercise Price	Fair Value	Expiry Date
Issued:
Gibralt Capital Corporation	750,000	2.50	2,925,927	March 1, 2002
(Note 9(c)(ii))
Private placement units
(Note 9(c)(iii))	699,999	1.00	243,583	February 3, 2002
Private placement units
(Note 9(c)(iii))	1,482,750	0.75	211,835	November 25, 2001
Convertible note payable	600,000	0.60	69,223	January 11, 2002

Outstanding at September 30, 2001	3,532,749	$1.22	$3,450,568

    (ii)
    Gibralt Capital Corporation ("Gibralt")

      On March 1, 2000, the Company issued a warrant to purchase 750,000 shares of common stock of the Company for a period of two years, at an exercise price of $2.50 per share to Gibralt Capital, as consideration for Gibralt's termination of an exclusive right to provide financing. The parties also agreed to negotiate in good faith a new financing agreement with terms more favorable to the Company. No subsequent financing agreement has been concluded. The terminated financing arrangement allowed Gibralt Capital to be the Company's exclusive provider of debt financing until 2008 and established terms for the Company to lease set-top boxes from Gibralt. In accordance with SFAS No. 123, the Company has recorded non-cash financing charges of $$2,925,927 based on the fair value of the warrants on the date of issuance, determined using a Black Scholes option pricing model as described in Note 8(d).

    (iii)
    Private placements

      In November 1999, the Company sold 1,482,750 units comprised of one share of common stock and a warrant to purchase one share of common stock for $0.75 per share, for a period of two years, for $0.40 per unit. 420,000 of these units had been subscribed for on September 15, 1999 (Note 9(c)(i)).

      On February 3, 2000, the Company completed several private placements subscribed for in December 1999 and January 2000. One private placement consisted of 125,000 common shares of $0.80 per share for gross proceeds of $100,000. The other private placements consisted of 699,999 units at $0.75 per unit for gross proceeds of $525,000. Each unit consists of one common share and one common share purchase warrant exercisable for two years at $1.00 per share. The gross proceeds were allocated between the shares and warrants based on the relative fair value of the unit components at the date the Company had a contractual liability to issue the units. Accordingly, the common shares were assigned a value of $279,252, net of issue costs, and the warrants a value of $243,583.

      The warrants have a beneficial conversion feature totalling $243,583, measured as the difference between the conversion price of $1.00 and the fair value $2.91 of the underlying common stock at the date the Company had a contractual liability to issue the units, limited to the amount of the gross proceeds received and allocated to the convertible warrants. The beneficial conversion feature is recognized as an increase in the loss applicable to common shareholders in the calculation of the basic loss per share for the year ended September 30, 2000.

  (d) Fair value of stock options and warrants

      The fair values of stock options and warrants granted by the Company were estimated using the Black Scholes option pricing model, assuming no dividends are to be paid. The following weighted average assumptions were also used as inputs in the calculations:

	Year ended September 30,
	2001	2000
Expeced life (years)	1 to 5	1 to 5
Expected volatility	160%	215%
Risk-free interest rate	4.7%	5.6%

10. COMMITMENTS AND CONTINGENCIES

  (i)
  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2001:

Amount
2002	$101,413
2003	7,701
2004 and thereafter	—

$109,114

  (ii)
  The Company has been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a Defence disputing that the Plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

  (iii)
  The Company has previously entered into a management agreement with a certain senior executive that provides for annual compensation, excluding bonuses, aggregating approximately $310,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to between 12 and 36 months of salary depending on circumstances. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary. Management agreements with two other former management members have been terminated. In addition, the Company is committed, in a consulting agreement with a former employee, to payments aggregating $56,000 for services under the contract until December 31, 2001.

11. STRATEGIC ALLIANCE

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

  (d)
  In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco has extended of lease financing to the Company to purchase Internet related equipment and repay monthly over 3 years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which will be installation costs capitalized under the lease. As at September 30, 2001, there was no outstanding obligation under the lease financing.

12. GAIN ON SALE OF CANADIAN SUBSCRIBERS

    On January 31, 2001 the Company completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase certain satellite television assets for a purchase price of $3,681,100. Under the agreement, Star Choice also received the telecommunications equipment required to service the related subscribers. This equipment had an original cost of $3,348,300 and a net book value of $2,784,744 at January 31, 2001. Net intangible assets carried at $59,672 at January 31, 2001 related to sold subscribers and accordingly, were written off. The transaction resulted in a gain of $836,984 which was reduced by cumulative foreign exchange losses relating to these assets.

    On April 27, 2001 the Company completed an agreement with Star Choice Television Network, Inc., a subsidiary of Star Choice Communications Inc., for Star Choice to purchase certain satellite television assets for a purchase price of approximately $3,276,227. Under the agreement, Star Choice also received the telecommunications equipment required to service the related subscribers. This equipment had an original cost of approximately $1,431,732 and a net book value of approximately $1,236,500 at April 27, 2001. The transaction resulted in a gain of $2,039,727 which was reduced by cumulative foreign exchange losses relating to these assets.

13. INCOME TAXES

    The Company's effective income tax rate of nil differs from the recovery which would have been recorded using the statutory federal U.S. rate of 35% principally as a result of the tax benefit relating to income tax losses arising in the current and prior year which have been fully offset by a valuation allowance.

    The Company has had no income tax expense since inception as a result of significant incurred losses. In addition, the Company has provided a full valuation allowance for net deferred tax assets at September 30, 2001 and 2000, since realization of these benefits cannot be reasonably assured. Deferred tax assets (liabilities) are comprised of the following:

	September 30,
	2001	2000
Gross deferred tax assets (liabilities):
Depreciation and amortization	$32,208	$277,023
Other	—	14,227
Operating loss carry forwards	3,853,518	2,785,086

Net deferred tax assets	3,885,726	3,076,336
Less: Valuation allowance	(3,885,726)	(3,076,336)

	$—	$—

    At September 30, 2001 and 2000, the Company had $9,139,203 and $5,543,127 of tax loss carry forwards available to offset future years' taxable income of which $65,159 will expire on September 30, 2005 and the balance on September 30, 2006 or later.

14. SEGMENTED INFORMATION

    The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. Revenues for the year ended September 30, 2001 of $570,376 and $547,230 (year ended September 30, 2000 $13,595and $934,274 related to the United States and Canada, respectively. Property and equipment as at September 30, 2001 of $2,047,706 and $5,646 (September 30, 2000 $199,865and $3,722,317) was held in the United States and Canada, respectively.

15. RELATED PARTY TRANSACTIONS

    The Company purchased equipment and satellite subscribers on December 31, 1998 for $102,842 from a relative of the Company's President. In addition, the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of $1.50 until December 31, 2003, in exchange for consultative services. See Note 9 (b) (iii).

PART III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The following are the directors and executive officers of the Company:

    Robert Dyck, 44, joined the Board of Directors in May 2000. He has been president of WRE Development Ltd. since 1978. WRE Development Ltd. owns, develops and manages residential rental properties throughout the U.S. and Canada. Mr. Dyck is also co-owner of Norquay Management, a residential property management venture. He has overseen the expansion of a property and development portfolio now valued at more that C$100 million. Mr. Dyck has substantial experience in the supervision of new apartment construction, analysis of acquisition opportunities for development and investment purposes and review of new technologies to increase the efficiency of the property portfolio.

    Douglas G. Hooper, 41, joined the Board of Directors in May 2000. He is currently an acquisitions and finance consultant, who has extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President & CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

    John Edward Boyle, 57, joined the Board of Directors in May 2000. From 1998 to 2001 he was President & CEO of Multivision (Pvt.) Ltd., a cable television company. From 1996 to 1997, Mr. Boyle was President & CEO of PowerTel TV Inc., a digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1995-1996), Mr. Boyle was responsible for taking one of Canada's first national direct-to-home satellite services from conception to launch readiness while raising public awareness of DTH. Prior to 1995, Mr. Boyle has also held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications Inc. (Cancom). As Vice-President of Regional Companies at Cancom, and later as Vice President of Market Development at Regional Cablesystems, he led the licensing or acquisition of over 1,000 Canadian and American cable systems.

    Sheldon B. Nelson, 39, has served as President, Chief Executive Officer and a director of the Company since November 1998. From 1983 to 1998, he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2001 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 10—Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 the "named executive officers".

SUMMARY COMPENSATION TABLE

				Long Term Compensation Awards
		Annual Compensation
				Securities Underlying Options (in shares)
Name and Principal Position	Fiscal Year					All Other Compensation(2)
		Salary ($)			Bonus
Sheldon B. Nelson, (1) President and CEO	2001 2000 1999	$ $ $	143,395 96,108 33,349	800,000 575,000 175,000	$29,656 — —	$ $	— 3,609 5,169
Dean Taylor, (3) VP of Business Development	2001		$103,930	400,000	$84,771		$5,660
Patrick Cunningham, (4) VP of Operations	2001		$160,000	300,000	$23,333		$6,000
David Marmour, (5) Director of Operations	2001		$115,000	150,000	$3,000		$4,800

(1)
Mr. Nelson became the President and Chief Executive Officer of the Company in November 1998. During fiscal year 1998, we did not engage in any business activities.

(2)
Auto allowance.

(3)
Mr. Taylor joined the Company in June of 2000 and became Vice President of Business Development in June of 2001.

(4)
Mr. Cunningham joined the Company on March 7, 2000 as Vice President of U.S. Operations.

(5)
Mr. Marmour joined the Company in May of 2000.

OPTIONS GRANTED IN FISCAL YEAR 2001

	Individual Grants
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date
Sheldon B. Nelson	50,000	5.00%	$0.60	9/01/2006
Dean Taylor	325,000	29.00%	$0.60	9/01/2006
Patrick Cunningham	175,000	16.00%	$0.60	9/01/2006
David Marmour	132,000	12.00%	$0.60	9/01/2006

(1)
In March of 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, the exercise price of all options previously granted at $2.00 under the 2001 Stock Option Plan.

COMPENSATION OF DIRECTORS

    Each director who is not an employee or full time consultant of the Company is paid C$1,000 per month and an attendance fee of C$1,000, plus out-of-pocket expenses, for each Board or committee meeting attended. During the fiscal year ended September 30, 2000, Messrs. Boyle, Dyck and Hooper each received five-year, fully-vested options to purchase 25,000 shares of common stock at $0.60 per share, and during fiscal year ended September 30, 2001 they received five-year, fully vested options to purchase an additional 25,000 shares at $0.60 per share which will vest on May 12, 2002 if they attend 75% of all Board and Committee meetings occurring during the 12-month period ending on that date.

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

	Shares Beneficially Owned(1)
Name of Beneficial Owner
	Number(3)	Percent
Sheldon B. Nelson(2)	1,400,890	7.47%
Dean Taylor	150,000	0.82%
Patrick Cunningham	89,800	0.50%
David Marmour	38,500	0.21%
J.E. (Ted) Boyle	50,000	0.28%
Robert Dyck	50,000	0.28%
Douglas G. Hooper	50,000	0.28%
All executive officers and directors as a group (7 persons)(4)	1,829,190	9.55%

(1)
Unless otherwise indicated below, each stockholder had sole voting and sole investment power with respect to all shares beneficially owned.

(2)
694,640 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, and 706,250 shares subject to options exercisable within 60 days.

(3)
Includes currently exercisable options to purchase shares of common stock.

(4)
Includes 716,940 shares of common stock and options to purchase 1,112,250 shares of common stock exercisable within 60 days.

Item 12—Certain Relationships and Related Transactions

    There have been no such transactions during the past two fiscal years. In 1998 the Company granted stock options to a relative of the Company's President to purchase 100,000 common shares of the Company at an exercise price of $1.50 until December 31, 2003, in exchange for consultative services.

Item 13—Exhibits and Reports On Form 8-K

    On February 14, 2001 we filed an 8-K describing the effect of the January 30, 2001 sale of our Western Canadian subscribers to Star Choice Communications, Inc. An amendment to this 8K was filed on April 12, 2001 to include pro forma financial statements for the most recent year-ended September 30, 2000. On May 15, 2001 we filed an 8-K describing the effect of the sale of our Eastern Canadian Subscribers to Star Choice Communications, Inc. and also the purchase of Digital Solutions, LLC. An amendment to this 8K was filed on July 30, 2001 to include pro forma financial statements for the most recent year-ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.
By:	/s/ SHELDON NELSON Sheldon Nelson Chief Financial Officer December 21, 2001

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON Sheldon B. Nelson	Principal Executive Officer and Director	December 21, 2001
/s/ DOUGLAS G. HOOPER Douglas G. Hooper	Director	December 21, 2001
/s/ ROBERT DYCK Robert Dyck	Director	December 21, 2001
/s/ JOHN EDWARD BOYLE John Edward Boyle	Director	December 21, 2001

QuickLinks

Independent Auditors' Report
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Balance Sheets (Expressed in United States dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Operations (Expressed in United States dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statement of Shareholders' Equity (Deficit) (Expressed in United States Dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statement of Cash Flows (Expressed in United States Dollars)
MDU COMMUNICATIONS INTERNATIONAL, INC. Notes to Consolidated Financial Statements (expressed in the United States dollars)
SUMMARY COMPENSATION TABLE
OPTIONS GRANTED IN FISCAL YEAR 2001
SIGNATURES