Form 10QSB
period 2001-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2002-02-14
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File No.: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)
60 Commerce Way, Unit D, Totowa, NJ (Address of Principal Executive Offices)	07512 (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 11, 2002 there were 18,046,320 shares of Common Stock outstanding.

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

Fiscal Quarter Ending December 31, 2001
Rate at end of fiscal quarter:	1.5925
Average rate for fiscal quarter:	1.5804

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Balance Sheets

	December 31, 2001	September 30, 2001
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$201,627	$785,452
Accounts receivable
Trade, net of a provision of $16,500	785,322	349,751
Prepaid expenses and deposits	57,306	51,738

TOTAL CURRENT ASSETS	1,044,255	1,186,941
PROPERTY AND EQUIPMENT, net	2,374,134	2,053,352
INVESTMENT IN JOINT VENTURE	185,885	199,221
INTANGIBLE ASSETS, net	1,459,617	1,538,518

TOTAL ASSETS	$5,063,891	$4,978,032

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$402,643	$252,234
Other accrued liabilities	90,963	186,326
Current portion of capital lease obligation	75,806	—

TOTAL CURRENT LIABILITIES	569,412	438,560

Capital lease obligations, net	151,628
Deferred revenue	524,265	255,925

TOTAL LONG TERM LIABILITIES	675,893	255,925

TOTAL LIABILITIES	1,245,305	694,485

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 18,046,320 shares issued and outstanding	18,047	18,047
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 7,200 issued and outstanding	7	7
Additional paid-in capital	16,522,084	16,483,476
Accumulated deficit	(12,721,552)	(12,217,983)

TOTAL STOCKHOLDERS' EQUITY	3,818,586	4,283,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,063,891	$4,978,032

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statements of Operations

	For the Three Months Ended December 31, 2001	For the Three Months Ended December 31, 2000
	(unaudited)	(unaudited)
REVENUE	$630,349	$352,283
DIRECT COSTS	282,736	125,503

GROSS PROFIT	347,613	226,780

OPERATING EXPENSES
Sales expenses	80,163	419,612
Customer service expenses	67,454	301,176
General and administrative expenses	504,492	854,755
Depreciation expense	171,700	175,171

TOTAL	823,809	1,750,714

NET OPERATING LOSS	(476,196)	(1,523,934)

Loss on sale of assets	(3,269)	—
Interest income	4,356	14,423
Interest expense	(39,099)	—
Equity in earnings of joint venture	10,639	—

NET INCOME (LOSS)	$(503,569)	$(1,509,511)

Other comprehensive loss:
Foreign currency translation loss	—	(888)

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(503,569)	$(1,510,399)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.09)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,046,320	17,194,870

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statement of Stockholders' Equity
(Unaudited)

			Convertible Preferred Stock		Additional Paid-in Capital	Share Subscriptions Received
	Common Stock								Accumulated Other comprehensive Income
								Accumulated Deficit
	Shares	Amount	Number	Amount	Amount	Shares	Amount			Total
Balance, September 30, 2001	18,046,320	$18,047	7,200	$7	$16,483,476	—	—	$(12,217,983)	—	$4,283,547

Issue of share purchase warrants					38,608					38,608
Net loss								(503,569)		(503,569)

Balance, December 31, 2001	18,046,320	$18,047	7,200	$7	$16,522,084	—	—	$(12,721,552)	—	$3,818,586

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statement of Cash Flows

	For the Three Months Ended December 31, 2001	For the Three Months Ended December 31, 2000
	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(503,569)	$(1,509,511)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	171,700	175,171
Loss on sale of assets	3,269	—
Non-cash financing expense	38,608	—
Equity in earnings of Joint Venture	(10,639)	—
Change in operating assets and liabilities:
Accounts receivable	(435,571)	(125,390)
Prepaid expenses and deposits	(5,568)	(13,289)
Accounts payable	140,409	733,186
Other accrued liabilities	(95,363)	(168,055)
Deferred revenue	268,340	—

Net cash used in operating activities	(428,384)	(907,888)

INVESTING ACTIVITIES
Purchase of property and equipment	(179,416)	(884,652)
Distributions from Joint Venture	23,975

Net cash used in investing activities	(155,441)	(884,652)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(583,825)	(1,792,540)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	785,452	2,147,245

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,627	$354,705

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$491	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended December 31, 2001 the company acquired equipment pursuant to a capital lease obligation of $227,434.

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)

1.    BASIS OF PRESENTATION AND CONTINUING OPERATIONS

        The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("United States GAAP") for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the "Audited Financial Statements"), contained in the Company's Annual Report for the fiscal year ended September 30, 2001 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

        The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities. In 2001, the Company sold certain of its Canadian operations and redeployed in the United States, also moving its headquarters, and as such, effective September 30, 2001 has adopted the United States dollars as its functional and reporting currency.

        The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended December 31, 2001, the Company recorded a net loss of $503,569 and used net cash in operations of $428,384. At December 31, 2001, the Company had working capital of $474,843 and an accumulated deficit of $12,721,552.

        The Company's funding of its continuing operating expenses, working capital needs and capital commitments that contemplate growth, is dependent upon its ability to raise additional financing. As explained in Note 4, the Company has unused borrowing capacity as of December 31, 2001 for equipment from Cisco Systems, Inc. ("Cisco") in the amount of $272,566. The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities and has engaged investment bankers to assist it in obtaining additional financing. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, the Company would have to scale back general operations.

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

      In addition to the stock options under the Suppliers' Plan issued to December 31, 2001, the Company was also obligated to issue to a supplier an additional 25,000 options to purchase common shares of the Company at an exercise price of $1.50 per share and exercisable for five years from the date of issue.

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

      In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Incentive Stock Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Incentive Stock Option Plan. As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the three months ended December 31, 2001 due to the decline in the market price of the Company's stock in 2001. Changes in the market price of the Company's stock in future periods may impact future operating results.

      The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the three months ended December 31, 2001 no compensation cost was required to be recorded under this method.

    (iii)
    The following table summarizes the activity in all Option Plans:

	Options Available For Issuance	Number of Options Outstanding	Weighted Avg. Exercise Price Per Share
Outstanding at September 30, 2000	526,640	3,598,360	$4.29

Granted (weighted avg. fair value of $0.32 per share)	(1,141,500)	1,141,500	$0.62
Expired	1,451,264	(1,451,264)	$1.48

Outstanding at September 30, 2001	836,404	3,288,596	$0.75

Expired	49,250	(49,250)	$0.60

Outstanding at December 31, 2001	885,654	3,239,346	$0.75

      As at December 31, 2001, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Weighted Average Contracual Life (Years)	Number Exercisable
$0.60	2,636,918	3.61	1,739,685
$0.60	227,428	2.18	187,386
$1.50	198,885	1.84	198,885
$1.75	12,375	3.20	12,375
$2.00	13,740	3.20	13,740
$2.50	150,000	3.36	150,000

	3,239,346		2,302,071

      The 937,275 unvested options outstanding at December 31, 2001 vest over a three-year period.

  (b)
  Warrants

    (i)
    Details of warrants outstanding as of December 31, 2001 are as follows:

	Number of Warrants	Weighted- Average Exercise Price	Fair Value	Expiration Date
Issued:
Gibralt Capital Corporation	750,000	$2.50	$2,925,927	March 1, 2002
Private placement units
(Note 2(b)(ii))	699,999	1.00	243,583	February 3, 2002
Private placement units	165,000	0.75	211,835	November 25, 2002
Convertible note payable
(Note 2(b)(ii))	600,000	0.60	69,223	January 11, 2002
SmallCaps Online (Note 2(b)(ii)	150,000	0.31	38,608	November 1, 2004

Outstanding at December 31, 2001	2,364,999	$1.31	$3,489,176

    (ii)
    Private placements

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

      On November 1, 2001 the Company issued 150,000 share purchase warrants with a fair value of $38,608 to SmallCaps Online, an online financial group in exchange for best efforts financing services.

  (c)
  Stock Purchase Plan

      On October 23, 2001 the Company established, and the Board of Director's approved, the 2001 Employee Stock Purchase Plan ("Purchase Plan") whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000.

      The Purchase Plan is being implemented through overlapping or consecutive offering periods not to exceed 27 months. In these offering periods are purchase periods of three months each, with the exception of the first purchase period being from October 23, 2001 through December 31, 2001. There are a maximum number of shares of Company common stock reserved under the Purchase Plan of 2,000,000 shares. The Purchase Plan shall terminate in five years or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the administrator.

      The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. For the first purchase period beginning October 23, 2001, the purchase price was set at $0.22, which was 85% of the fair market value on that trading day.

      At the end of the first purchase period, December 31, 2001, employees contributed funds through payroll deduction whereby the Company reserved 271,279 shares through the Purchase Plan for purchase. Funds derived from the employee purchase of Company common stock can be used for general corporate purposes.

3.    COMMITMENTS AND CONTINGENCIES

  (i)
  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2001:

Amount
2002	$76,166
2003	7,701

$83,867

  (ii)
  The Company has been named as a Defendant in a claim by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the Plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. This case is still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not presently possible to estimate or determine whether there will be any loss to the Company, and the amount, if any, of such loss will be recorded in the period in which it becomes determinable.

  (iii)
  The Company has previously entered into a management agreement with a certain senior executive that provides for annual compensation, excluding bonuses, aggregating approximately $180,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to between 24 and 36 months of salary depending on circumstances. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary. In addition, the Company committed, in a consulting agreement with a former executive, to payments aggregating $56,000 for services under the management agreement until December 31, 2001.

4.    STRATEGIC ALLIANCE

  (a)
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

  DIRECTV is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in MDU's or undertake such activities directly through retail stores, as it does for single-family television households.

  (b)
  In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As at December 31, 2001, the Company had a total obligation under this agreement of $227,434, which was recorded as a capital lease.

            The equipment purchased from Cisco during the quarter has a net book value of $171,591 together with installation costs of $55,843 under capital lease obligations expiring through 2004. Future minimum lease payments under capital lease obligations in each of the years subsequent to December 31, 2001 are as follows:

Year Ending December 31,	Dollar Amount
2002	$82,969
2003	$82,969
2004	$82,969

Total minimum lease payments	$248,907
Less amount representing interest	$21,473
Present value of net minimum lease payments	$227,434
Less current portion	$75,806
Long-term portion	$151,628

5.    DIGITAL SOLUTIONS, LLC

        The Company acquired Digital Solutions, LLC on April 30, 2001. The following table presents the unaudited pro forma results of operations for the three months ended December 31, 2000 for informational purposes, assuming that the acquisition had occurred at the beginning of that period:

Three Months Ended Dec. 31, 2000
Total revenue	$1,418,328
Net loss	(16,423,101)

Net loss per common share	$(1.33)

        The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

6.    Subsequent Event

        In January 2002, the Company entered into convertible promissory note transactions with two individuals and received total proceeds of $150,000 to be used as working capital. The convertible notes bear interest at 9% and can be converted into common shares at $0.33 per share.

7.    Segment Information

        The Company currently operates in one business segment with no significant foreign operation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our, our suppliers' or our competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about December 24, 2001.

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

        MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions principally to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners, managers and real estate investments trusts (REITs) such as AvalonBay Communities, Inc., Trammell Crow Residential, Roseland Property Company, KSI Services, Inc., as well as many others, to understand and meet the technology needs of these groups in what has become a swiftly changing and challenging market.

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

        In early 2001, the Company made a fundamental re-assessment of its business plan and determined that economically, the most profitable markets lay, not in the Canadian market, but in densely populated areas of the United States. An assessment of the competitive climate also confirmed that many of the large MDU geographic markets were vastly underserved. The Company then made a decision to quickly change its corporate focus and business strategy from the entire North American MDU market, to several key U.S. markets, beginning with the Northeast. To further our change in corporate focus, we completed an agreement with Star Choice Television Network, Inc., one of our Canadian partners, for the sale of our Canadian satellite television subscribers and associated property access agreements for an adjusted selling price of CDN$10.6 million. As a result of the sale, by June 2001, the Company had closed its seven regional Canadian offices and transitioned all operations and key employees to its Greater New York Area office.

        First fiscal quarter 2002 was the first quarter in which operations were fully transitioned to the Greater New York Area office and previous acquisitions were fully integrated. This allowed us to concentrate on developing our property owner and manager relationships. Such concentration allowed us to significantly advance our strategy for U.S. expansion and business leadership in the MDU market by solidifying relationships with large property owners such as AvalonBay Communities, Inc., Roseland Property Company, Trammell Crow Residential and KSI Services, Inc. This quarter we also began working with The Related Companies, LP and Millennium Partners, who work with The Ritz-Carlton.

        During the quarter, we did explore other acquisitions and are currently performing due diligence on two such potential acquisitions. We have also met with several potential funding sources, both debt and equity, so that we can accelerate our growth and more quickly deploy our backlog of units. The Company is carefully managing its subscriber growth by deploying into properties that provide a short payback period. In addition, towards the end of the quarter, analyst coverage on the Company was initiated by Small Caps Online.

        The Company's subscriber growth during the quarter was steady. As of December 31, 2001 the Company had a total of 6,883 subscribers to its services as compared to 6,067 subscribers on September 30, 2001. As of December 31, 2001, the Company had deployed service into 163 properties representing approximately 20,000 units of which 20 properties or 4,713 units, have work in progress (WIP). At September 30, 2001, the Company had deployed service into 151 properties representing 19,241 units. Currently at quarter end, the Company had a backlog of approximately 17,000 units under letter of intent or access agreement.

        Although we have incurred operating losses since our inception, since focusing on operations in the most profitable U.S. markets, we expect to generate positive Earnings Before Interest, Depreciation, Taxes and Amortization (EBIDTA) during fiscal 2002. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach its business plan goals, the ability to fund all of our operating expenses and working capital needs may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

        Our consolidated condensed balance sheets at December 31, 2001 and September 30, 2001 and the consolidated condensed statements of operations and cash flows for the three months ended December 31, 2001 and 2000 and consolidated condensed statements of changes in stockholders' equity for the three months ended December 31, 2001, and their respective Notes to the consolidated condensed financial statements ("Consolidated Interim Financial Statements") have been stated in United States dollars. We have designated the United States dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in the United States.

GENERAL

        The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements included elsewhere in this report on Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

        Revenue.    Our revenue for the three months ended December 31, 2001 increased 79% to $630,349 compared to revenues of $352,283 for the three months ended December 31, 2000. The revenue increase results from continued internal growth, contributions from properties acquired and from higher revenues from system and customer installations. Installation revenues comprised 58% of total revenues for the three months ended December 31, 2001 compared to 4% for the three months ended December 31, 2000.

        Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $282,736 for the period ended December 31, 2001, as compared to $125,503 for the period ended December 31, 2000, as a result primarily of an increase in business activity and revenue, especially as it relates to our installation services.

        Sales Expenses.    Sales expenses declined by $339,449 to only $80,163 for the three months ended December 31, 2001 from $419,612 in the three months ended December 31, 2000. The decline in sales expenses primarily reflects the results of departing from the direct marketing strategy of the previous year and the concentrated focus on the Northeastern U.S. as opposed to our seven Canadian markets.

        Customer Service Expenses.    Customer Service expenses declined to $67,454 for the three months ended December 31, 2001 from $301,176 in the three months ended December 31, 2000. This decrease of $233,722 is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeastern U.S.

        General and Administrative Expenses.    G&A expenses declined 41% to $504,492 for the three months ended December 31, 2001 from $854,755 in the three months ended December 31, 2000. This decrease of $350,263 is primarily the result of consolidation of offices, reductions of staff and other cost saving measures.

        Net Loss.    We report a net loss of $503,569 for the three months ended December 31, 2001, compared to a net loss of $1,509,511 for the three months ended December 31, 2000. The decrease in net loss is primarily due to the concentration of operations in the Northeastern U.S. and divestiture of our seven Canadian offices as well as a commensurate reduction in staff from 113 to 24.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2001

        Cash Position.    At December 31, 2001, we had cash and cash equivalents of $201,627 compared to $785,452 at September 30, 2001. The decrease in our cash position was due to the use of cash in operations and expenditure of capital mainly for building system assets.

        Operating Activities.    Net cash of $428,384 was used in operating activities during the three months ended December 31, 2001. The primary operating use of cash was from our net loss of $503,569 partially offset by $171,700 in depreciation and amortization. In addition, we recorded $396,092 as a use of cash, from changes in working capital, mainly from an increase of trade accounts receivable of $435,571.

        Investing Activities.    During the three months ended December 31, 2001, we purchased $406,850 of equipment of which $227,434 was acquired under lease financing from Cisco Systems Capital Corp., a non-cash acquisition. In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company in order to purchase Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As at December 31, 2001, the Company has available $272,566 under the agreement.

        In January 2002, the Company entered into convertible promissory note transactions with two individuals, and received total proceeds of $150,000 to be used as working capital. The convertible promissory notes bear interest at 9% with potential conversion into Company common stock at $0.33 per share.

Working Capital

        As at December 31, 2001 there was working capital of $474,843 compared to working capital of $748,381 as at September 30, 2001.

Capital Commitments and Contingencies

        We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies

        We have sufficient cash resources to cover current levels of operating expenses and working capital needs into our third fiscal quarter and potentially beyond. However, this is a capital-intensive business and continued growth is dependant partially on raising significant additional financing. To this extent we have engaged an investment banking firm to assist with financing initiatives. There is no assurance that we will be successful in any of these initiatives.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

        On November 1, 2001 the Company issued 150,000 share purchase warrants to a financial services group in exchange for financial services consulting.

        On October 23, 2001 the Company established, and the Board of Director's approved, the 2001 Employee Stock Purchase Plan. As of December 31, 2001, the Company reserved 271,279 common shares to be purchased by participating employees from collected payroll deductions.

Item 6. Exhibits and Reports on Form 8-K

        On February 11, 2002 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing the change in independent public accountants from Deloitte & Touche LLP to J.H. Cohn LLP effective February 1, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

/s/ Sheldon Nelson
 Principal Financial and Chief Accounting Officer
Dated: February 14, 2002

QuickLinks

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Balance Sheets
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statements of Operations
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statement of Stockholders' Equity (Unaudited)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statement of Cash Flows
MDU COMMUNICATIONS INTERNATIONAL, INC. Notes to the Consolidated Condensed Financial Statements (Unaudited)