Form 10QSB
period 2002-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2002-05-15
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2002 there were 18,338,013 shares of Common Stock outstanding.

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

Fiscal Quarter Ending March 31, 2002
Rate at end of fiscal quarter:	1.5763
Average rate for fiscal quarter:	1.5874

Item 1.    Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Balance Sheets

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$60,151	$785,452
Due from escrow	975,000
Accounts receivable
Trade, net of provisions of $25,000 and $16,500	641,604	349,751
Prepaid expenses and deposits	85,388	51,738

TOTAL CURRENT ASSETS	1,762,143	1,186,941
PROPERTY AND EQUIPMENT, net	2,520,135	2,053,352
INVESTMENT IN JOINT VENTURE	368,647	199,221
INTANGIBLE ASSETS (net of accumulated amortization of $215,773 and $136,862)	1,380,646	1,538,518
DEFERRED FINANCE COSTS	82,750

TOTAL ASSETS	$6,114,321	$4,978,032

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$365,528	$252,234
Other accrued liabilities	204,759	186,326
Notes payable net of debt discount of $801,008	365,892
Current portion of capital lease obligation	104,179	—

TOTAL CURRENT LIABILITIES	1,040,359	438,560

Capital lease obligation, net	104,179
Deferred revenue	401,200	255,925
Notes payable net of debt discount of $383,099	—

TOTAL LONG TERM LIABILITIES	505,379	255,925

TOTAL LIABILITIES	1,545,738	694,485

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 18,105,925 and 18,046,320 shares issued and outstanding	18,107	18,047
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 7,200 issued and outstanding	7	7
Additional paid-in capital	18,009,374	16,483,476
Accumulated deficit	(13,458,905)	(12,217,983)

TOTAL STOCKHOLDERS' EQUITY	4,568,583	4,283,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,114,321	$4,978,032

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statements of Operations

	For the six months ended March 31, 2002	For the six months ended March 31, 2001	For the three months ended March 31, 2002	For the three months ended March 31, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$1,319,190	$597,571	$688,841	$246,817
DIRECT COSTS	628,993	183,324	346,257	58,388

GROSS PROFIT	690,197	414,247	342,584	188,429

OPERATING EXPENSES
Sales expenses	183,935	658,102	103,772	240,351
Customer service expenses	156,361	260,045	88,907	121,917
General and administrative expenses	1,020,973	1,906,993	516,481	894,060
Depreciation and amortization expense	348,756	331,261	177,056	156,826

TOTAL	1,710,025	3,156,401	886,216	1,413,154

NET OPERATING LOSS	(1,019,828)	(2,742,154)	(543,632)	(1,224,725)
Gain (loss) on sale of assets	(50)	821,450	3,219	820,859
Interest income	4,220	31,307	(136)	16,942
Interest expense	(249,642)	(119,195)	(210,543)	(119,110)
Equity earnings of joint venture	24,379	—	13,740	—

NET LOSS	$(1,240,922)	$(2,008,592)	$(737,353)	$(506,034)

NET INCOME (LOSS) FOR THE PERIOD ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,240,922)		(737,353)

Other comprehensive loss:
Foreign currency translation loss	—	17,523	—	18,394

COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,240,922)	$(1,991,069)	$(737,353)	$(487,640)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.12)	$(0.04)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,052,215	17,290,186	18,058,241	17,387,620

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statement of Stockholders' Equity
(unaudited)

			Convertible Preferred stock		Additional paid-in capital
	Common stock						Accumulated other comprehensive income
						Accumulated Deficit
	Shares	Amount	Number	Amount	Amount			Total
Balance, September 30, 2001	18,046,320	18,047	7,200	7	16,483,476	(12,217,983)	—	4,283,547

Issue of share purchase warrants in exchange for services					95,158			95,158
Issue of warrants and beneficial conversion features in connection with notes payable					1,417,686			1,417,686
Issue of common stock for salaries	59,605	59			13,054			13,114
Net loss						(1,240,922)		(1,240,922)

Balance, March 31, 2002	18,105,925	18,106	7,200	7	18,009,374	(13,458,905)	—	4,568,583

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Condensed Statement of Cash Flows

	For the six months ended March 31, 2002	For the six months ended March 31, 2001
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(1,240,922)	$(2,008,592)
Adjustments to reconcile net loss for the period to cash used in operating activities
Depreciation and amortization	348,756	331,261
(Gain) loss on sale of assets	50	(821,450)
Non-cash consulting expense	38,608	15,402
Non-cash selling expense	44,550	—
Non-cash interest expense	151,279	111,122
Equity in earnings of Joint Venture	(24,379)	—
Change in operating assets and liabilities:
Accounts receivable	(291,853)	59,431
Prepaid expenses and deposits	(33,650)	(24,763)
Accounts payable	157,844	(323,351)
Other accrued liabilities	31,547	(52,214)
Deferred revenue	145,275	—

Net cash used in operating activities	(672,895)	(2,713,154)

INVESTING ACTIVITIES
Purchase of property and equipment	(429,184)	(1,097,548)
Proceeds on sale of assets		3,497,910
Contributions to Joint Venture	(177,113)
Distributions from Joint Venture	32,066

Net cash used in investing activities	(574,231)	2,400,362

FINANCING ACTIVITIES
Proceeds from convertible notes payable	575,000	80,777
Proceeds from issue of warrants	—	69,223
Payment of Finance Cost	(33,000)
Repayment of lease financing	(20,175)

Net cash provided by financing activities	521,825	150,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(725,301)	(162,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	785,452	2,147,244

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,151	$1,984,452

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$491

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

        The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities. In 2001, the Company sold certain of its Canadian operations and redeployed in the United States, also moving its headquarters, and as such, effective September 30, 2001 has adopted the United States dollar as its functional and reporting currency.

        The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six and three months ended March 31, 2002, the Company recorded a net loss of $1,240,922 and $737,353 respectively. In addition, the Company had negative cash flows from operating activities of $721,784 during the six months ended March 31, 2002. At March 31, 2002, the Company had working capital of $872,018 and an accumulated deficit of $13,458,905.

        The Company's funding of its continuing operating expenses, working capital needs and capital commitments that contemplate growth, is dependent upon its ability to raise additional financing. The Company did obtain net proceeds of $1,550,000 through the issuance of notes payable during the six months ended March 31, 2002. As explained in Note 5, the Company has unused borrowing capacity as of March 31, 2002 for equipment from Cisco Systems, Inc. ("Cisco") in the amount of $271,467. The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities to fund future growth and has engaged investment bankers to assist it in obtaining additional financing. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, the Company would be able to maintain existing operations but would have to significantly scale back our growth.

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

2.    NOTES PAYABLE

        (a)    Term/Promissory Notes Payable

    On March 6, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber for $300,000. The term is one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds are used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. and Vancadia Capital Corp. were issued 25,000 two-year warrants and Aspen International, Ltd. and Jon Gruber were issued 50,000 two-year warrants each to purchase common stock at an exercise price of $0.43. The fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), was $85,500. Accordingly, the Company initially increased additional paid-in capital by $85,500 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid $33,000 of legal and other professional fees in connection with the sale of the notes and accordingly recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs are being amortized to interest expense over the lives of the notes. The first quarterly payment of principal and interest is due on June 6, 2002.

        (b)    Term/Promissory Notes Convertible

    On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes are for one year at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. Each of Fitzgerald and Begley can request quarterly conversion of the principal and interest at a conversion price of $0.33 per share. The first quarterly payment was due on April 18, 2002, and conversion was requested. However, these shares have not yet been issued. As additional consideration in connection with the Promissory Notes, the Company issued 225,000 warrants each to Fitzgerald and Begley at an exercise price of $0.43 per share for a two-year exercise period. Accordingly, the Company initially increased paid-in capital by $65,250 each for the fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 and reduced the carrying value of the Promissory Notes for the debt discount attributable to the fair value of the warrants issued to the investors. The fair value of the Company's stock at January 18, 2002 was $0.36 per share, which exceeds the conversion price for the Promissory Notes. Pursuant to interpretations issued by the SEC, such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are converted ("Beneficial Conversion Feature"). Accordingly, the Beneficial Conversion Feature of the Promissory Notes of $13,636 initially increased additional paid-in capital and reduced the carrying value of the Promissory Notes.

    On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC ("Roselink") for $100,000. The

    Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share. The first quarterly payment was due on April 24, 2002, was not made, therefore it automatically converted. However, these shares have not yet been issued. As additional consideration in connection with the Promissory Note, the Company issued 300,000 warrants to Roselink at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $111,000 as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $12,121. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $123,121. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $100,000 and reduced the carrying value of the Promissory Note by a corresponding amount.

    On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. ("Trinity") for $1,000,000. The Promissory Note is through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share. The first payment/conversion will take place on August 1, 2002. As additional consideration in connection with the Promissory Note, the Company issued 3,000,000 warrants to Trinity at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $1,110,000 as calculated using a Black Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $121,212. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $1,231,012. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $1,000,000 and reduced the carrying value of the Promissory Note by a corresponding amount. In addition, placement agents received warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.43 for a two-year period with a fair value of $55,500 as calculated using a Black-Schole option pricing model in accordance with SFAS 123. Accordingly, the Company increased additional paid-in capital and deferred finance costs for the fair value of the warrants. The $1,000,000 raised from the Promissory Note is specifically to be used for the acquisition and maintenance of the Verizon video asset (discussed in Note 7) and is not commingled with the Company's operating funds. As of March 31, 2002, $975,000 is being held in escrow for this specific use and $25,000 has been released to the Company for transaction costs.

3.    SHARE CAPITAL

        (a)    Stock Option Plans

    (i)
    Suppliers' Stock Option Plan ("Suppliers' Plan"):

      On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 250,000 common shares of the Company. As of March 31, 2002, 215,135 options had been issued.

      In addition to the stock options under the Suppliers' Plan issued to March 31, 2002, the Company is obligated to issue to a supplier an additional 25,000 options to purchase common shares of the Company at an exercise price of $1.50 per share and exercisable for five years from the date of issue.

    (ii)
    Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans"):

      On November 24, 1998, the Company established Employee Plans whereby certain employees, officers and directors were granted options to purchase up to an aggregate of 600,000 common shares of the Company.

      On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan ("2000 Option Plan"). Under this Plan, the Company was authorized to grant certain employees, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company at $5.00 per share. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the November 24, 1998 Employee Plans, 90,276 were redesignated to be included in the 2000 Option Plan.

      On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan ("2001 Option Plan") to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the shareholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the shareholders at the Annual General Meeting on May 10, 2001.

      In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.

      As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the three months ended March 31, 2002 due to the decline in the market price of the Company's stock in 2001and 2002. Changes in the market price of the Company's stock in future periods may impact future operating results.

      The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the three months ended March 31, 2002 no compensation cost was required to be recorded under this method.

    (iii)
    Activity in all Option Plans:

	Options Available For Issuance	Number of Options Outstanding	Weighted Avg. Exercise Price Per Share
Outstanding at Sept. 30, 2000	526,640	3,598,360	$4.29
Granted (weighted avg. fair value of $0.32 per share)	(1,141,500)	1,141,500	$0.62
Expired	1,451,264	(1,451,264)	$1.48
Outstanding at Sept. 30, 2001	836,404	3,288,596	$0.75
Expired	359,116	(359,116)	$0.60
Outstanding at March 31, 2002	1,195,520	2,929,400	$0.67

      As at March 31, 2002, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Contracual Life (years)	Number Exercisable
$0.60	2,549,469	2.76	1,950,512
$0.60	175,000	1.65	175,000
$1.50	198,885	1.63	198,885
$1.75	12,375	2.95	12,375
$2.00	13,740	2.95	13,740

total	2,949,469		2,350,512

      The 578,957 unvested options outstanding at March 31, 2002 vest over a three-year period.

        (b) Warrants

    (i)
    Details of warrants outstanding as of March 31, 2002 are as follows:

	Number of Warrants	Weighted- Average Exercise Price	Fair Value	Expiration Date
Issued:
M.H. Holdings (see 1, below)	165,000	$0.75	$44,250.00	11/25/02
Small Caps Online (see 2, below)	100,000	0.31	25,739.00	11/1/04
Jeffrey Davis (see 2, below)	50,000	0.31	12,872.00	11/1/04
Daniel Fitzgerald (see 3, below)	225,000	0.43	65,250.00	1/18/04
William Begley (see 3, below)	225,000	0.43	65,250.00	1/18/04
Roselink Investors (see 4, below)	300,000	0.43	111,000.00	1/24/04
Trinity Pacific Investments, Ltd. (see 5, below)	3,000,000	0.43	1,110,000.00	1/24/04
Haywood Securities Inc. (see 5, below)	150,000	0.43	55,500.00	1/24/04
Protea Ventures Ltd. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Vancadia Capital Corp. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Aspen International Ltd. (see 6, below)	50,000	0.43	28,500.00	3/6/04
Jon Gruber (see 6, below)	50,000	0.43	28,500.00	3/6/04

Outstanding at March 31, 2002	4,365,000	$0.433	$1,575,361

    (ii)
    Private Placements (Warrants):

            (1)  On November 16, 1999, the Company issued 165,000 warrants to M.H. Holdings for assistance with the production of marketing materials. These warrants were to expire on November 25, 2001. Because MH Holdings was still providing the Company marketing production assistance, the expiration of the warrants was extended for an additional year through November 25, 2002.

            (2)  On November 1, 2001 the Company issued 150,000 warrants with a fair value of $38,608 to SmallCaps Online Group, LLC (100,000 warrants) and its President (50,000 warrants), Jeffrey Davis, an online financial group in exchange for best efforts financing services.

            (3)  On January 18, 2002, the Company issued 225,000 warrants each to Daniel Fitzgerald and William Begley at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $150,000 in funds raised through the issuance of Promissory Notes (See Note 2).

            (4)  On January 24, 2002, the Company issued 300,000 warrants to Roselink Investors, LLC at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $100,000 in funds raised through the issuance of Promissory Notes (See Note 2)..

            (5)  On January 24, 2002, the Company issued 3,000,000 warrants to Trinity Pacific Investments Ltd. at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $1,000,000 in funds raised through the issuance of Promissory Notes (See Note 2). As part of the financing fee to attract Trinity Pacific's participation, the Company issued 150,000 shares of common stock at $0.33 per share and 150,000 warrants at an exercise price of $0.43 per share for a two-year exercise period to Haywood Securities Inc.

            (6)  On March 6, 2002, the Company issued 25,000 warrants each to Protea Ventures, Ltd. and Vancadia Capital Corp. and 50,000 warrants each to Aspen International, Ltd. and Jon Gruber, all at an exercise price of $0.43 per share for a two year exercise period as part of the consideration for $300,000 in funds raised through the issuance of Promissory Notes (See Note 2).

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

    The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. For the purchase period ending March 31, 2002, the purchase price was set at $0.30 per share, which was 85% of the fair market value on the first day of the period.

    At the end of the purchase period ending March 31, 2002, employees contributed funds through payroll deduction whereby the Company reserved 108,660 shares through the Purchase Plan for purchase in addition to 292,117 shares from the previous quarter. During the quarter ending March 31, 2002, 59,605 of these shares were issued to employees. Subsequent to March 31, 2002 an additional 82,088 shares were issued to employees. The remainder are issued upon request of the employee. Funds derived from the employee purchase of Company common stock can be used for general corporate purposes.

4.    COMMITMENTS AND CONTINGENCIES

  (a)
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

  (b)
  The Company has previously entered into a management agreement with a certain senior executive that provides for annual compensation, excluding bonuses, of $180,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment of an amount equal to 36 months of salary.

5.    STRATEGIC ALLIANCE

        (a)    DIRECTV

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

    The Company will incur only the costs associated with the implementation of its services and will not share any of DIRECTV's programming or broadcasting costs. Under the agreement, the Company may not solicit sales or provide equipment for any other direct-to-home digital satellite television services in the United States. However, the Company is not prohibited from contracting with other program providers in connection with its private cable services. Consequently, the Company is totally dependent on DIRECTV for its digital set-top programming in the United States.

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

        (b)    Cisco Systems

    In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As at March 31, 2002, the Company had a total obligation under this agreement of $208,358, which were accounted for as a capital lease, during the six months ended March 31, 2002. Such purchases are non-cash transactions.

    Future minimum lease payments under capital lease obligations in each of the years subsequent to March 31, 2002 are as follows:

Year Ending December 31,	Dollar Amount
2002	$62,828
2003	$82,969
2004	$82,969

Total minimum lease payments	$228,733
Less amount representing interest	$20,375
Present value of net minimum lease payments	$208,358
Less current portion	$104,179

Long-term portion	$104,179

6.    DIGITAL SOLUTIONS, LLC

        The Company acquired Digital Solutions, LLC on April 30, 2001, as more fully described in Note 4 in the Audited Financial Statements. The following table presents the unaudited pro forma results of operations for the six and three months ended March 31, 2001 for informational comparative purposes, assuming that the acquisition had occurred at the beginning of that period:

	Six Months Ended Mar. 31, 2001	Three Months Ended Mar. 31, 2001
Total revenue	$839,087	383,067
Net loss	(1,978,927)	518,294

Net loss per common share	$(.11)	(.03)

    The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

7.    ACQUISITION

        In February, 2002, the Company executed an agreement with Verizon Media Ventures and Verizon Entertainment Services ("Verizon") to purchase certain assets of its digital satellite video division. The closings for these assets will occur from March through June of 2002. A majority of the funds raised through the series of privately offered convertible promissory notes in January 2002, are generally for the purchase, integration, maintenance and growth of the portfolio of subscribers and properties being acquired by the Company from Verizon (See Note 2). Ultimately, the assets may consist of approximately 3,500 digital satellite video subscribers, and the equipment and systems to service these subscribers, in 73 MDU properties located mainly in the Northeast U.S. The Company and Verizon entered into discussion to purchase these assets in December of 2001 and executed the asset purchase agreement in February of 2002. The first two closings of properties have taken place (as of May 14, 2002), which represents $436,890 of the purchase price. The final closing will take place on or about June 1, 2002. Although the final purchase price is not yet known, it will be based on the number of properties and subscribers finally closed and transferred to the Company. The final purchase price may reach somewhere between $700,000 and $850,000. Currently, the acquisition is not financially material to the Company. However, depending on the final closing on or about June 1, 2002, the acquisition may become financially and statistically significant under Securities and Exchange Commission regulations, at which time the Company will comply with all reporting obligations.

8.    SUBSEQUENT EVENT

        On April 22, 2002, the Company issued 82,088 shares of its common stock to employees pursuant to the 2001 Employee Stock Purchase Plan.

        On April 25, 2002, the Company issued 150,000 shares of its common stock to Haywood Securities Inc. in lieu of a financing fee for the Trinity Pacific Investors Convertible Promissory Note and Loan Agreement.

        On May 3, 2002, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering for sale of up to 8,459,067 shares of common stock which may become issuable upon the conversion of promissory and warrants issued during the six months ended March 31, 2002 (See Note 2).

9.    SEGMENT INFORMATION

  The Company currently operates in one business segment with no significant foreign operation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Management's Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as "may," "will," "should," "could," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue" or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our, our suppliers' or our competitors' pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB for year ended September 30, 2001, filed on or about December 24, 2001.

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

        MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions principally to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners, managers and real estate investments trusts (REITs) such as AvalonBay Communities, Inc., Trammell Crow Residential, Roseland Property Company, KSI Services, Inc., The Related Companies, L.P., as well as many others, to understand and meet the technology needs of these groups in what has become a swiftly changing and challenging market.

        The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet packages to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. Under agreements with our digital satellite programming providers, such as DIRECTV, we earn an upfront subsidy for each customer activation, a percentage of the programming fees charged to the subscriber each month, a per subscriber monthly digital access fee for access to the property network system and occasionally other installation and service related fees. From subscribers to our Internet service we earn a monthly Internet service fee for various levels of Internet service provided.

        In early 2001, the Company made a fundamental re-assessment of its business plan and determined that economically, the most profitable markets lay not in the Canadian market, but in densely populated areas of the United States. An assessment of the competitive climate also confirmed that many of the large U.S. MDU geographic markets were vastly underserved. The Company then made a decision to quickly change its corporate focus and business strategy from the entire North American MDU market, to several key U.S. markets, beginning with the Northeast. To further our change in corporate focus, we completed an agreement with Star Choice Television Network, Inc., one of our Canadian partners, for the sale of our Canadian satellite television subscribers and associated property access agreements for an adjusted selling price of approximately $7.0 million. As a result of the sale, by June 2001, the Company had closed its seven regional Canadian offices and transitioned all operations and key employees to its Greater New York Area office to service the most significant cluster of eight million MDUs in the United States.

        To further this U.S. presence, the Company acquired New England-based Digital Solutions, LLC, giving it an immediate presence in the New England area with over 3,100 new subscribers and 700 subscribers-in-progress. The acquisition also gave the Company an important joint venture relationship with AvalonBay Communities, Inc. We also identified Texas as a profit center and completed an acquisition of DigiSat TV, a sole proprietorship in the Houston, Texas, giving the Company 265 new subscribers and over 3,000 suites passed by wire.

        First fiscal quarter 2002 was the first quarter in which operations were fully transitioned to the Greater New York Area office and previous acquisitions were fully integrated. This allowed us to concentrate on developing our property owner and manager relationships. Such concentration allowed us to significantly advance our strategy for U.S. expansion and business leadership in the MDU market by solidifying relationships with several large property owners such as AvalonBay Communities, Inc., Roseland Property Company, Trammell Crow Residential, KSI Services, Inc., The Related Companies, LP and Millennium Partners, who work with The Ritz-Carlton.

        During the second fiscal quarter we signed an agreement with Verizon Media Ventures and Verizon Entertainment Services to acquire the Northeast portfolio of Verizon's multi-dwelling unit video business. This acquisition includes 73 properties representing over 13,000 units fully wired with approximately 3,500 subscribers and takes us one step closer to our goal of becoming the leading provider of DIRECTV and other information and communication services to the Northeast MDU marketplace. The first two of the three groups of Verizon properties were recently transferred to MDU and integrated into our customer service center. The final group should transfer on or about June 1, 2002.

        The Company's subscriber growth during the most recent quarters has been steady. As of September 30, 2001 we had 6,067 subscribers to our services in 151 properties; as of December 31, 2001 the Company had a total of 6,883 subscribers to its services in 163 properties; and at quarter's end, March 31, 2002, the Company had a total of 7,741 subscribers to our services in 165 different properties.

        During the second fiscal quarter, the Company signed a project financing agreement, a renewable and revolving debt facility, that serves to bridge the time gap that occurs between the initial outlay of construction costs on select backlogged properties and the time the Company receives its upfront subsidy from DIRECTV and begins to receive customer revenue streams. This will greatly assist the Company in its financial flexibility to deploy, at a more rapid pace, installation of both DIRECTV and high-speed Internet systems.

        Although we are fiscally conservative as to when and where we offer our high-speed Internet service, the demand for our service is on the increase. To assist with our Internet growth, one of our partners, Cisco Systems, has extended us a $500,000 line of credit to purchase Internet related equipment. In addition, we continue to explore new products and key strategic relationships that would enable us to economically increase our high-speed deployment.

        Our products and services are currently in high demand. DIRECTV, our U.S. partner, has grown at consistently high levels, as has the satellite industry as a whole. Industry analysts have quantified that consumers are in record numbers turning to satellite as their choice for home entertainment over standard franchised cable and are more satisfied with the satellite product and service over their cable-subscribing counterparts. Demand for private (satellite-based) video systems, tailored to the demographics of a specific MDU, are also on the rise as an alternative to franchised cable.

        Although we have incurred operating losses since our inception, since focusing on operations in the most profitable U.S. markets, we expect to generate positive Earnings Before Interest, Depreciation, Taxes and Amortization (EBIDTA) during fiscal 2002. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach its business plan goals, the ability to fund all of our operating expenses and working capital needs for growth may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

        Our consolidated condensed balance sheets at March 31, 2002 and September 30, 2001 and the consolidated condensed statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and consolidated condensed statements of changes in stockholders' equity for the three months ended March 31, 2002, and their respective Notes to the consolidated condensed financial statements ("Consolidated Interim Financial Statements") have been stated in United States dollars. We have designated the United States dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in the United States.

GENERAL

        The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements included in Item 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

        Revenue.    Our revenue for the six months ended March 31, 2002 of $1,319,190 was comprised of 7% private cable revenue, 31% net programming revenue, 8% from Internet access fees and 54% from wiring, equipment and other sales. For the six months ended March 31, 2001 revenue of $597,571 consisted of 43% private cable revenue, 46% net programming revenue from providers, 3% from digital access fees and 8% from wiring, equipment and other sales with the revenue increase due to a higher number of subscribers and an increased emphasis on the sale of wiring services and related equipment sales but offset slightly by the reduction of subscribers in Eastern Canada due to the sale to Star Choice. We also recorded interest income of $4,220 and $31,307 for the six months ended March 31, 2002 and 2001, respectively, with the decrease due to investing a lower balance of available funds.

        Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections, system maintenance costs, plus equipment costs and are 48% of revenue for the six months ended March 31, 2002 compared to 31% for the same period of the prior year with the change reflecting the increase in the number of subscribers and the number of T-1 lines during the period.

        Sales Expenses.    Sales expenses for the six months ended March 31, 2002 of $183,935 decreased compared to $658,102 sales expenses for the six months ended March 31, 2001 due to the Company significantly reducing its direct marketing initiatives and consolidating marketing efforts solely to the Northeast U.S.

        Customer Service Expenses.    Customer Service expenses declined to $156,361 for the six months ended March 31, 2002 from $260,045 in the six months ended March 31, 2001. This decrease of $103,684 is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeast U.S.

        General and Administrative Expenses.    G&A expenses for the six months ended March 31, 2002 were $1,020,973 as compared to $1,906,993 for the corresponding period in 2001. This 54% decrease in G&A period over period is primarily due to a reduction in the number of employees and the closing of the seven Canadian offices from the prior period.

        Other Non-Cash Charges.    Interest expense in the six months ended March 31, 2002 was $249,642. The interest expense in the six months ended March 31, 2001 was $119,195, which was a non-cash interest expense related to the beneficial conversion feature of the convertible note issued on January 11, 2001 and related warrants.

        Net Loss.    We reported a net loss of $1,240,922 for the six months ended March 31, 2002, compared to a net loss of $2,008,592 for the six months ended March 31, 2001. When non-cash charges, including amortization, of $348,756 and $249,151 are excluded from these periods, the increase in the net loss is primarily attributable to the costs of the additional infrastructure that was put in place to attain and maintain subscriber growth.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

        Revenue.    Our revenue for the three months ended March 31, 2002 increased to $688,841 compared to revenues of $246,817 for the three months ended March 31, 2001. The revenue increase results from continued subscriber growth, contributions from properties acquired and from higher revenues from system and customer installations. Installation revenues comprised 52% of total revenues for the three months ended March 31, 2002 compared to nil for the three months ended March 31, 2001.

        Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $346,257 for the period ended March 31, 2002, as compared to $58,388 for the period ended March 31, 2001, as a result primarily of an increase in business activity and revenue, especially as it relates to our installation services.

        Sales Expenses.    Sales expenses declined by $136,579 to $103,772 for the three months ended March 31, 2002 from $240,351 during the three months ended March 31, 2001. The decline in sales expenses primarily reflects the results of departing from the direct marketing strategy of the previous year and the concentrated focus on the Northeastern U.S. as opposed to seven Canadian markets.

        Customer Service Expenses.    Customer Service expenses declined to $88,907 for the three months ended March 31, 2002 from $121,917 in the three months ended March 31, 2001. This decrease of $33,010 is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeast U.S.

        General and Administrative Expenses.    G&A expenses declined by $377,579 or 42% to $516,481 for the three months ended March 31, 2002 from $894,060 in the three months ended March 31, 2001. This decrease is primarily the result of consolidation of offices, reductions of staff and other cost saving measures.

        Net Loss.    We report a net loss of $737,353 for the three months ended March 31, 2002, compared to a net loss of $506,034 for the three months ended March 31, 2001. However, the March 31, 2001 net loss was decreased by a one-time gain on the sale of Eastern Canadian assets in the amount of $820,859. Without the gain, the loss for the quarter would have been $1,326,893. Therefore, there was actually a significant decrease in the loss from the prior period. This decrease comes primarily from the concentration of operations in the Northeastern U.S., divestiture of our seven Canadian offices, a reduction in staff from 113 to 28 and an increase in the number of subscribers.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2002

        Cash Position.    At March 31, 2002, we had cash and cash equivalents of $60,151 compared to $785,452 at September 30, 2001. The decrease in our cash position was due to the use of cash in operations and expenditure of capital mainly for building system assets. In addition to the cash and cash equivilants, at March 31, 2002, the Company has $975,000 cash in escrow to be used for the acquisition of the Verizon assets.

        Operating Activities.    Net cash of $672,895 was used in operating activities during the six months ended March 31, 2002. The primary operating use of cash was from our net loss of $1,240,922 partially offset by $348,756 in depreciation and amortization. In addition, we recorded $136,112 as a use of cash, from changes in working capital, mainly from an increase of trade accounts receivable of $291,853.

        Investing and Financing Activities.    During the six months ended March 31, 2002, we purchased $657,717 of equipment of which $228,533 was acquired under lease financing from Cisco Systems Capital Corp., a non-cash acquisition. In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company in order to purchase Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As at March 31, 2002, the Company has available $291,642 under the agreement. In January 2002, the Company entered into convertible promissory note transactions with three groups, and received total proceeds of $250,000 to be used as working capital. The convertible promissory notes bear interest at 9% with potential conversion into Company common stock at $0.33 per share. Also in January 2002, the Company entered into a convertible promissory note transaction with another group for $1,000,000. The convertible promissory notes bear interest at 3% with potential conversion into Company common stock at $0.33 per share. As of March 31, 2002, of the $1,000,000, $975,000 is being held in escrow for use with the acquisition Verizon and $25,000 has been disbursed to the Company for transactions costs of the Verizon transaction. On March 6, 2002, the Company entered into a Term Loan Agreement with an investment group for $300,000, repayable in four quarterly payments of principal and interest.

        Working Capital.    As at March 31, 2002 there was working capital of $721,784 compared to working capital of $748,381 as at September 30, 2001.

        Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

        Future Commitments and Contingencies.    We have sufficient cash resources to cover current levels of operating expenses. However, this is a capital-intensive business and continued growth is dependant partially on raising significant additional financing. To this end we have engaged an investment banking firm to assist with financing initiatives. There is no assurance that we will be successful in any of these initiatives.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities

        On October 23, 2001 the Company established, and the Board of Director's approved, the 2001 Employee Stock Purchase Plan for participating employees to purchase Company Common Stock through payroll deduction. From October 1, 2001 through December 31, 2001, the Company reserved 292,117 shares of common stock of which 112,367 have been issued to employees. From January 1, 2002 through March 31, 2002, the Company reserved 108,660 shares of common stock of which 29,362 have been issued to employees. Shares are issued upon request of the employee.

        On November 16, 1999, the Company renewed 165,000 warrants to M.H. Holdings, which were issued for assistance with the production of marketing materials. These warrants were to expire on November 25, 2001. Because MH Holdings was still providing the Company marketing production assistance, the expiration of the warrants was extended for an additional year through November 25, 2002.

        On November 1, 2001 the Company issued 150,000 warrants to SmallCaps Online Group LLC (100,000 warrants) and its President (50,000 warrants), Jeffrey Davis, an online financial group in exchange for best efforts financing services.

        On January 10, 2002, the Board of Directors approved issuing Chief Executive Officer Sheldon Nelson 135,879 shares of common stock in lieu of partial salary through March 31, 2002. These shares will be issued upon the effective date of the Registration Statement.

        On January 18, 2002, the Company issued 225,000 warrants each to Daniel Fitzgerald and William Begley at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a convertible security offering.

        On January 24, 2002, the Company issued 300,000 warrants to Roselink Investors, LLC at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a convertible security offering.

        On January 24, 2002, the Company issued 3,000,000 warrants to Trinity Pacific Investments Ltd. at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a convertible security offering. As part of the financing fee for Trinity Pacific's participation, the Company issued 150,000 warrants to Haywood Securities Inc. at an exercise price of $0.43 per share for a two year exercise period.

        On March 6, 2002, the Company issued 25,000 warrants each to Protea Ventures, Ltd. and Vancadia Capital Corp. and 50,000 warrants each to Aspen International, Ltd. and Jon Gruber, all at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a debt offering.

        On April 24, 2002, as part of a financing fee stated above for Trinity Pacific Investments, the Company issued 150,000 common shares to Hawyood Securities Inc. with a fair value of $0.33 per share.

Item 6.    Exhibits and Reports on Form 8-K

On February 22, 2002 we filed a Report on Form 8-K with the Securities and Exchange Commission disclosing the execution of an asset purchase agreement with Verizon Media Ventures and Verizon Entertainment Services for the purchase of certain digital satellite television assets.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

/s/ SHELDON NELSON Principal Financial and Chief Accounting Officer Dated: May 14, 2002

QuickLinks

  PART I—FINANCIAL INFORMATION
  EXCHANGE RATES
  Item 1. Financial Statements
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
  RESULTS OF OPERATIONS
  LIQUIDITY AND CAPITAL RESOURCES
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES