Form 10QSB
period 2002-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2002-08-14
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File No.: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	84-1342898 (IRS Employer ID. No.)
60 Commerce Way, Unit D, Totowa, NJ (Address of Principal Executive Offices)	07512 (Zip Code)
Issuer's telephone number, including area code: (973) 237-9499

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002 there were 19,003,491 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Condensed Balance Sheets

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$0	$785,452
Due from escrow	290,277	—
Accounts receivable trade, net of a provision of $28,000 (September 30, 2001-$16,500)	951,998	349,750
Prepaid expenses and deposits	94,933	51,738

TOTAL CURRENT ASSETS	1,337,208	1,186,940
PROPERTY AND EQUIPMENT, net	3,118,002	2,053,352
INVESTMENT IN JOINT VENTURE	355,051	199,221
INTANGIBLE ASSETS, net of accumulated amortization of $373,936 (September 30, 2001-$136,862)	1,565,112	1,538,518
DEFERRED FINANCE COSTS, net	68,565	—

TOTAL ASSETS	$6,443,938	$4,978,031

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$611,463	$252,234
Other accrued liabilities	272,644	186,326
Notes payable, net of debt discount of $657,438	937,007	—
Current portion of capital lease obligation	39,931	—

TOTAL CURRENT LIABILITIES	1,861,045	438,560
Capital lease obligation, net	159,899	—
Deferred revenue	659,902	255,924
Notes payable, net of debt discount of $45,879	9,676	—

TOTAL LIABILITIES	2,690,523	694,484

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 18,365,010 and 18,046,320 shares issued and outstanding,	18,365	18,047
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 7,200 shares issued and outstanding	7	7
Additional paid-in capital	18,157,443	16,483,476
Accumulated deficit	(14,422,400)	(12,217,983)

TOTAL STOCKHOLDERS' EQUITY	3,753,416	4,283,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,443,938	$4,978,031

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Condensed Statements of Operations

	For the nine months ended June 30, 2002	For the nine months ended June 30, 2001	For the three months ended June 30, 2002	For the three months ended June 30, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$2,144,382	$765,082	$825,192	$168,060
DIRECT COSTS	892,566	221,304	263,573	38,154

GROSS PROFIT	1,251,816	543,778	561,619	129,905

OPERATING EXPENSES
Sales expenses	263,567	773,820	79,632	116,353
Customer service expenses	302,845	520,107	146,484	260,063
General and administrative expenses	1,612,590	2,650,791	591,617	743,798
Depreciation and amortization expense	567,188	426,417	218,432	95,156

TOTAL	2,746,191	4,371,135	1,036,166	1,215,370

NET OPERATING LOSS	(1,494,374)	(3,827,357)	(474,546)	(1,085,464)
Gain (loss) on sale of assets	(5,782)	2,857,879	(5,732)	2,036,429
Interest income	4,319	57,699	99	26,392
Interest expense	(742,959)	(140,853)	(493,317)	(21,658)
Equity in earnings of joint venture	34,379	13,328	10,000	—

NET INCOME (LOSS)	$(2,204,417)	$(1,039,303)	$(963,496)	$955,700

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.12)	$(0.08)	$(0.05)	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,114,797	12,341,669	18,240,689	13,371,820

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Condensed Statement of Stockholders' Equity

For the nine monthes ended June 30, 2002

(unaudited)

			Convertible Preferred stock
	Common stock
					Additional paid-in capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, September 30, 2001	18,046,320	$18,047	7,200	$7	$16,483,476	$(12,217,983)	$4,283,547
Issue of warrants in exchange for services					95,158		95,158
Issue of warrants and beneficial conversion features in connection with notes payable					1,457,925		1,457,925
Grant of stock options to consultants					20,000		20,000
Issue of common stock for salaries	318,690	318			100,884		101,202
Net loss						(2,204,417)	(2,204,417)

Balance, June 30, 2002	18,365,010	$18,365	7,200	$7	$18,157,443	$(14,422,400)	$3,753,416

See accompanying notes to the consolidated condensed financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Condensed Statement of Cash Flows

	For the nine months ended June 30, 2002	For the nine months ended June 30, 2001
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net loss	$(2,204,417)	$(1,039,303)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	567,188	426,417
(Gain) loss on sale of assets	5,782	(2,857,879)
Provision for bad debt	28,000	23,598
Non-cash consulting expense	—	95,155
Non-cash interest expense	723,876	59,909
Effects of issuance of common stock and options for compensation	84,028	—
Effects of issuance of warrants for services	95,158	—
Equity in earnings of Joint Venture	(34,379)	(13,328)
Change in operating assets and liabilities:
Accounts receivable	(630,248)	8,041
Prepaid expenses and deposits	(43,195)	134,559
Accounts payable	359,229	(422,562)
Other accrued liabilities	123,493	(63,525)
Deferred revenue	403,978	193,442

Net cash used in operating activities	(521,507)	(3,455,476)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,172,013)	(3,521,924)
Purchase of customer lists	(263,668)
Proceeds on sale of assets		6,913,237
Contributions to Joint Venture	(177,113)	—
Distributions from Joint Venture	55,662	—

Net cash provided by (used in) investing activities	(1,557,132)	3,391,313

FINANCING ACTIVITIES
Escrow Deposits	(290,277)	—
Payments for notes payable	(75,000)	—
Proceeds from notes payable	1,725,000	68,494
Payment of Finance Cost	(37,833)	—
Repayment of lease financing	(28,703)	—

Net cash provided by financing activities	1,293,187	68,494

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(785,452)	4,331
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	785,452	2,111,433

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0	$2,115,764

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$15,599	$8,768

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to the Consolidated Condensed Financial Statements

(Unaudited)

1.    BASIS OF PRESENTATION AND CONTINUING OPERATIONS

        The accompanying unaudited consolidated condensed financial statements of MDU Communications International, Inc. and its subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America ("United States GAAP") for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the "Audited Financial Statements"), contained in the Company's Annual Report for the fiscal year ended September 30, 2001 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

        The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties (MDUs) such as apartment buildings, condominiums, gated communities, hotels and universities. In 2001, the Company sold certain of its Canadian operations and redeployed in the United States, also moving its headquarters, and as such, effective September 30, 2001 has adopted the United States dollar as its functional and reporting currency.

        The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine and three months ended June 30, 2002, the Company recorded a net loss of $2,204,417 and $963,496, respectively. In addition, the Company had negative cash flows from operating activities of $521,507 during the nine months ended June 30, 2002. At June 30, 2002, the Company had working capital deficiency of $523,836 and an accumulated deficit of $14,422,400.

        The Company's funding of its working capital needs and capital commitments that contemplate growth may be dependent upon its ability to raise additional financing. The Company received net proceeds of $1,725,000 through the issuance of notes payable during the period ended June 30, 2002. As explained in Note 5, the Company has unused borrowing capacity as of June 30, 2002 for equipment from Cisco Systems, Inc. ("Cisco") in the amount of $298,616. The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities to fund future growth. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, the Company would be able to maintain existing operations but would have to significantly scale back growth.

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

2.    NOTES PAYABLE

  (a)    Term/Promissory Notes Payable

          On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The term is one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds are used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. was issued 25,000 two-year warrants, William Begley was issued 50,000 two-year warrants and the Warren K. and Patricia A. Kourt Trust was issued 12,500 warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), was $25,375. Accordingly, the Company initially increased additional paid-in capital by $25,375 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid $5,000 of legal and other professional fees in connection with the sale of the notes and accordingly recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs are being amortized to interest expense over the lives of the notes. The first quarterly payment of principal and interest is due on September 24, 2002.

          On March 6, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber for $300,000. The term is one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds are used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. and Vancadia Capital Corp. were issued 25,000 two-year warrants and Aspen International, Ltd. and Jon Gruber were issued 50,000 two-year warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with SFAS 123, was $85,500. Accordingly, the Company initially increased additional paid-in capital by $85,500 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid $33,000 of legal and other professional fees in connection with the sale of the notes and accordingly recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs are being amortized to interest expense over the lives of the notes. The first quarterly payment of principal and interest of $90,333 was paid on June 6, 2002 and the next quarterly payment is due on September 6, 2002.

  (b)    Term/Promissory Notes Convertible

          On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes are for one year at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. Each of Fitzgerald and Begley can request quarterly conversion of the principal and interest at a conversion price of $0.33 per share. The first quarterly payment was due on April 18, 2002 and the second quarterly payment was due on July 18, 2002. Conversion was requested. A total of 122,585 common shares were issued each to Begley and Fitzgerald on August 9, 2002 to satisfy this obligation for the two quarters. As additional consideration in connection with the Promissory Notes, the Company issued 225,000 warrants each to Fitzgerald and Begley at an exercise price of $0.43 per share for a two-year exercise period. Accordingly, the Company initially increased paid-in capital by $65,250 each for the fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 and reduced the carrying value of the Promissory Notes for the debt discount attributable to the fair value of the warrants issued to the investors. The fair value of the Company's stock at January 18, 2002 was $0.36 per share, which exceeds the effective conversion price for the Promissory Notes. Pursuant to interpretations issued by the SEC, such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate effective conversion price and the fair value of the common stock into which the securities are converted ("Beneficial Conversion Feature"). The Beneficial Conversion Feature associated with these notes aggregated is $175,955. Since the amount of debt discount cannot exceed the principal balance of the Promissory Notes, the Company initially increased additional paid-in capital by $19,500 and reduced the carrying value of the Promissory Notes by a corresponding amount.

          On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC ("Roselink") for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share. The first quarterly payment was due on April 24, 2002 and the second on July 24, 2002. Because the payments were not made, they automatically convert. A total of 88,542 common shares were issued to Roselink on August 9, 2002 to satisfy this obligation for the two quarters. As additional consideration in connection with the Promissory Note, the Company issued 300,000 warrants to Roselink at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $111,000 as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $13,030. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $241,303. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $100,000 and reduced the carrying value of the Promissory Note by a corresponding amount.

          On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. ("Trinity") for $1,000,000. The Promissory Note is through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share. The first payment/conversion took place on August 1, 2002, however, these common shares have not yet been issued. As additional consideration in connection with the Promissory Note, the Company issued 3,000,000 warrants to

  Trinity at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $1,110,000 as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $1,303,030. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $2,413,030. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $1,000,000 and reduced the carrying value of the Promissory Note by a corresponding amount. In addition, placement agent Haywood Securities Inc. received 150,000 shares of Company stock and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.43 for a two-year period with a fair value of $55,500 as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. Accordingly, the Company increased additional paid-in capital and deferred finance costs for the fair value of the warrants. The $1,000,000 raised from the Promissory Note was specifically to be used for the acquisition and maintenance of the Verizon video asset (discussed in Note 7) and is not commingled with the Company's operating funds. As of June 30, 2002, $290,277 is being held in escrow for this specific use and $709,723 has been released to the Company for acquisition and transaction costs.

          The issuances of warrants as additional consideration in connection with the issuance of the notes were non-cash transactions that are not reflected in the accompanying consolidated condensed statement of cash flows.

3.    SHARE CAPITAL

  (a)    Stock Option Plans

          (i)    Suppliers' Stock Option Plan ("Suppliers' Plan"):

            On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 250,000 common shares of the Company. As of June 30, 2002, 215,135 options had been issued. In addition to the stock options under the Suppliers' Plan issued to June 30, 2002, the Company is obligated to issue to a supplier an additional 25,000 options to purchase common shares of the Company at an exercise price of $1.50 per share and exercisable for five years from the date of issue.

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

            On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan ("2001 Option Plan") to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the shareholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the shareholders at the Annual General Meeting on May 10, 2001. In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan. As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the nine and three months ended June 30, 2002 due to the decline in the market price of the Company's stock in 2001and 2002. Changes in the market price of the Company's stock in future periods may impact future operating results.

            On May 9, 2002, the Board of Directors of the Company granted a total of 297,000 options pursuant to the 2001 Stock Option Plan to employees. These options have a five-year term and an exercise price of $0.60 per share.

            The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB No. 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the nine and three months ended June 30, 2002 no compensation cost was required to be recorded under this method.

          (iii) Activity in all Option Plans:

	Options Available For Issuance	Number of Options Outstanding	Weighted Avg. Exercise Price Per Share
Outstanding at Sept. 30, 2000	526,640	3,348,360	$4.29
Granted	(1,141,500)	1,141,500	$0.62
Expired	1,326,264	(1,326,264)	$1.48
Outstanding at Sept. 30, 2001	711,404	3,163,596	$0.75
Granted	(297,000)	297,000	$0.60
Expired	537,486	(537,486)	$0.60
Outstanding at June 30, 2002	951,890	2,923,110	$0.62

            As at June 30, 2002, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Number Exercisable
$0.60	2,523,110	1,909,713
$0.60	175,000	175,000
$1.50	198,885	198,885
$1.75	12,375	12,375
$2.00	13,740	13,740

total	2,923,110	2,309,713

            The 613,667 unvested options outstanding at June 30, 2002 vest over a three-year period.

  (b)    Warrants

          (i)    Details of warrants outstanding as of June 30, 2002 are as follows:

	Number of Warrants	Weighted- Average Exercise Price	Fair Value	Expiration Date
Issued:
M.H. Holdings (see 1, below)	165,000	$0.75	$44,250.00	11/25/02
Small Caps Online (see 2, below)	100,000	0.31	25,739.00	11/1/04
Jeffrey Davis (see 2, below)	50,000	0.31	12,872.00	11/1/04
Daniel Fitzgerald (see 3, below)	225,000	0.43	65,250.00	1/18/04
William Begley (see 3, below)	225,000	0.43	65,250.00	1/18/04
Roselink Investors (see 4, below)	300,000	0.43	111,000.00	1/24/04
Trinity Pacific Investments, Ltd. (see 5, below)	3,000,000	0.43	1,110,000.00	1/24/04
Haywood Securities Inc. (see 5, below)	150,000	0.43	55,500.00	1/24/04
Protea Ventures Ltd. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Vancadia Capital Corp. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Aspen International Ltd. (see 6, below)	50,000	0.43	28,500.00	3/6/04
Jon Gruber (see 6, below)	50,000	0.43	28,500.00	3/6/04
Protea Ventures Ltd. (see 7, below)	25,000	0.43	7,250.00	6/24/04
William Begley (see 7, below)	50,000	0.43	14,500.00	6/24/04
Kourt Trust (see 7, below)	12,500	0.43	3,625.00	6/24/04

Outstanding at June 30, 2002	4,452,500	$0.431	$1,600,736.00

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

            (2)  On November 1, 2001 the Company issued 150,000 warrants with a fair value of $38,608 to SmallCaps Online Group, LLC (100,000 warrants) and its President (50,000 warrants), Jeffrey Davis, an online financial group in exchange for best efforts financing services. The Company has further contracted with SmallCaps Online Group to assist with investor relations.

            (3)  On January 18, 2002, the Company issued 225,000 warrants each to Daniel Fitzgerald and William Begley at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $150,000 in funds raised through the issuance of Promissory Notes (See Note 2).

            (4)  On January 24, 2002, the Company issued 300,000 warrants to Roselink Investors, LLC at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $100,000 in funds raised through the issuance of Promissory Notes (See Note 2).

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

            (6)  On March 6, 2002, the Company issued 25,000 warrants each to Protea Ventures, Ltd. and Vancadia Capital Corp. and 50,000 warrants each to Aspen International, Ltd. and Jon Gruber, all at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $300,000 in funds raised through the issuance of Promissory Notes (See Note 2).

            (7)  On June 24, 2002, the Company issued 25,000 warrants to Protea Ventures, Ltd., 50,000 warrants to William Begley and 12,500 warrants to the Warren K. and Patricia A. Kourt Trust, all at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $175,000 in funds raised through the issuance of Promissory Notes (See Note 2).

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

          The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. For the purchase period ending June 30, 2002, the purchase price was set at $0.34 per share, which was 85% of the fair market value on the last day of the period.

          For the nine months ending June 30, 2002, 318,690 shares were purchased and issued to employees and 154,804 shares were purchased and not issued. These 154,804 shares were issued on July 10, 2002. Funds derived from the employee purchase of Company common stock can be used for general corporate purposes.

4.    COMMITMENTS AND CONTINGENCIES

  (a)    Litigation

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

  (b)    Contracts

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

5.    STRATEGIC ALLIANCE

  (a)    DIRECTV

          In May 2000, the Company entered into a long-term System Operator Agreement with DirecTV, Inc. ("DIRECTV"), a California company. The Company's contract with DIRECTV gives the Company a share of monthly net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for each net subscriber addition.

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

  (b)    Cisco Systems

          In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of June 30, 2002, the Company had a total obligation under this agreement of $298,616, which was accounted for as a capital lease. Such purchases are non-cash transactions.

          Future minimum lease payments under capital lease obligations in each of the years subsequent to June 30, 2002 are as follows:

Year Ending December 31,	Dollar Amount
2002	$54,032
2003	$82,969
2004	$82,969

Total minimum lease payments	$219,970
Less amount representing interest	$20,040
Present value of net minimum lease payments	$199,830
Less current portion	$39,931

Long-term portion	$159,899

6.    ACQUISITION OF DIGITAL SOLUTIONS, LLC

        The Company acquired Digital Solutions, LLC on April 30, 2001, as more fully described in Note 4 in the Audited Financial Statements. The following table presents the unaudited pro forma results of operations for the nine and three months ended June 30, 2001 for informational comparative purposes, assuming that the acquisition had occurred at the beginning of that period:

	Nine Months Ended June 30, 2001	Three Months Ended June 30, 2001
Total revenue	$1,063,054	157,663
Net loss	(724,553)	(110,573)
Net loss per common share	$(.04)	(.01)

        The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

7.    ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

        In February, 2002, the Company executed an agreement with Verizon Media Ventures and Verizon Entertainment Services ("Verizon") to purchase certain assets of its digital satellite video division. The closings for these purchases occurred from March through July of 2002. A majority of the funds raised through the series of privately offered convertible promissory notes in January 2002, were generally for the purchase, integration, maintenance and growth of the portfolio of subscribers and properties being acquired by the Company from Verizon (See Note 2). The assets consisted of approximately 2,570 digital satellite video subscribers and the equipment and systems to service these subscribers, in 68 MDU properties located mainly in the Northeast U.S. The Company and Verizon entered into discussion to purchase these assets in December of 2001 and executed the asset purchase agreement in February of 2002. The acquisition was completed in four stages from April to July with a final closing on July 15, 2002. The final acquisition price of the individual four closings totaled $772,846.

8.    SUBSEQUENT EVENTS

        On May 3, 2002, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering for sale of up to 8,459,067 shares of common stock which may become issuable upon the conversion of promissory and warrants issued during the nine months ended June 30, 2002 (See Note 2). The Registration Statement became effective on July 10, 2002.

        On July 10, 2002, the Company issued 154,804 shares of its common stock to employees pursuant to the 2001 Employee Stock Purchase Plan.

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

        The Company began operations in Canada in late 1998 where it grew to a subscriber base of over 15,000. In 1999, the Company incorporated in Delaware and set up a Canadian, and later, a U.S. subsidiary. In early 2001, the Company made a fundamental re-assessment of its business plan and determined that economically, the most profitable markets lay not in the Canadian market, but in densely populated areas of the United States. An assessment of the competitive climate also confirmed that many of the large U.S. MDU geographic markets were vastly underserved. The Company then made a decision to quickly change its corporate focus and business strategy from the entire North American MDU market, to several key U.S. markets, beginning with the Northeast. To further our change in corporate focus, we completed an agreement with Star Choice Television Network, Inc., one of our Canadian partners, for the sale of our Canadian satellite television subscribers and associated property access agreements for an adjusted selling price of approximately $7.0 million. As a result of the sale, by June 2001, the Company had closed its seven regional Canadian offices and transitioned all operations and key employees to its Greater New York Area office to service the most significant cluster of eight million MDUs in the United States.

        To further this U.S. presence, the Company acquired New England-based Digital Solutions, LLC, giving it an immediate presence in the New England area with over 3,100 new subscribers and 700 subscribers-in-progress. The acquisition also gave the Company an important joint venture relationship with AvalonBay Communities, Inc. We also identified Texas as a profit center and completed an acquisition of DigiSat TV, a sole proprietorship in the Houston, Texas, giving the Company 265 new subscribers and over 3,000 suites passed by wire. We continued our expansion with the recently completed acquisition of subscribers from the Verizon Media Ventures and Verizon Entertainment Services Northeast video portfolio. This acquisition included 68 properties representing over 13,000 units fully wired with approximately 2,570 subscribers and takes us one step closer to our goal of becoming the leading provider of DIRECTV and other information and communication services to the Northeast MDU marketplace.

        The Company's subscriber growth during the most recent quarters has been steady. As of September 30, 2001 we had 6,067 subscribers to our services in 151 properties; as of December 31, 2001 we had a total of 6,883 subscribers to our services in 163 properties; as of March 31, 2002, we had a total of 7,741 subscribers to our services in 165 properties and in the most recent quarter, June 30, 2002, the Company had a total of 11,061 subscribers in 215 properties. With the Verizon acquisition fully transitioned, we can now concentrate on significantly advancing our strategy for U.S. expansion and business leadership in the MDU market by solidifying relationships with several large property owners such as AvalonBay Communities, Inc., Roseland Property Company, Trammell Crow Residential, KSI Services, Inc., The Related Companies, LP and Millennium Partners, who partner with The Ritz-Carlton.

        During the second and third fiscal quarters, the Company has signed two renewable debt project financing agreements, that serves to bridge the time gap that occurs between the initial outlay of construction costs on select backlogged properties and the time the Company receives its upfront subsidy from DIRECTV and begins to receive customer revenue streams. The Company is currently negotiating a third such agreement, which will give the Company access to a total of approximately one million dollars in project financing funds. This will greatly assist the Company in its financial flexibility to deploy, at a more rapid pace, installation of both DIRECTV and high-speed Internet systems.

        Our products and services are currently in high demand. DIRECTV, our U.S. partner, has grown at consistently high levels, as has the satellite industry as a whole. Industry analysts have quantified that consumers are in record numbers turning to satellite as their choice for home entertainment over standard franchised cable and are more satisfied with the satellite product and service over their cable-

subscribing counterparts. Demand for private (satellite-based) video systems, tailored to the demographics of a specific MDU, is also on the rise as an alternative to franchised cable.

        The Company is also experiencing a decrease in the cost of obtaining subscribers. The costs of set-top boxes and other telecommunications equipment have come down in price considerably. In addition, the climate of door fees and revenue share agreements with property owners, run up by the vast number of entrants to the market during the "new economy" revolution, has subsided as these new entrants have left the market due to financial constraints. These reductions in deployment costs in conjunction with cost cutting overhead measures has put the Company on fairly sound financial footing.

        Although we have incurred operating losses from our inception, since focusing on operations in the most profitable U.S. markets, we expect to generate positive Earnings Before Interest, Depreciation, Taxes and Amortization (EBIDTA) during fourth fiscal quarter 2002. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach its business plan goals, the ability to fund all of our operating expenses and working capital needs for growth may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

BASIS OF PRESENTATION

        Our consolidated condensed balance sheets at June 30, 2002 and September 30, 2001 and the consolidated condensed statements of operations and cash flows for the nine and three months ended June 30, 2002 and 2001 and consolidated condensed statements of changes in stockholders' equity for the three months ended June 30, 2002, and their respective Notes to the consolidated condensed financial statements ("Consolidated Interim Financial Statements") have been stated in United States dollars. We have designated the United States dollar as our functional and reporting currency on the basis that our principal business and activities are located and conducted in the United States.

GENERAL

        The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Condensed Financial Statements included in Item 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001.

CRITICAL ACCOUNTING POLICIES

        Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, accounting for doubtful accounts receivable, amortization, income taxes and contingencies. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

        Revenue.    Revenue for the nine months ended June 30, 2002 of $2,144,382 was comprised of 4% private cable revenue, 30% net programming revenue, 9% Internet access fees and 57% from wiring, equipment and other sales. For the nine months ended June 30, 2001, revenue of $765,082 consisted of 47% private cable revenue, 44% net programming revenue, 3% Internet access fees and 6% from wiring, equipment and other sales. Increased revenue for the current period is due to a higher number of subscribers and an increased emphasis on the sale of wiring services and related equipment sales. We also recorded interest income of $4,319 and $57,699 for the nine months ended June 30, 2002 and 2001, respectively, with the decrease due to investing a lower balance of available funds and using cash to meet operating expenses.

        Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections, system maintenance costs, plus equipment costs and are 42% of revenue for the nine months ended June 30, 2002 compared to 28% for the same period of the prior year. Direct costs increased to $892,566 for the nine month period ended June 30, 2002, as compared to $221,304 for the period ended June 30, 2001 with the change reflecting the increase in the number of subscribers and the number of T-1 lines during the current period.

        Sales Expenses.    Sales expenses for the nine months ended June 30, 2002 of $263,567 decreased significantly compared to $773,820 for the nine months ended June 30, 2001 due to the Company reducing its direct marketing initiatives and consolidating marketing efforts solely to the Northeast U.S.

        Customer Service Expenses.    Customer Service expenses declined to $302,845 for the nine months ended June 30, 2002 from $520,107 in the nine months ended June 30, 2001. This decrease is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeast U.S.

        General and Administrative Expenses.    G&A expenses for the nine months ended June 30, 2002 were $1,612,590 as compared to $2,650,791 for the corresponding period in 2001. This decrease in G&A from the prior period is primarily due to a reduction in the number of employees and the closing of the remaining Canadian offices.

        Other Non-Cash Charges.    Interest expense in the nine months ended June 30, 2002 was $742,959 compared to interest expense in the nine months ended June 30, 2001 of $140,853. Of these amounts, $723,876 and $59,900 were respectively non-cash interest expense items related to warrants and the beneficial conversion feature of convertible notes issued during the nine months ended June 30, 2002 and 2001, respectively.

        Net Loss.    Net loss was reported of $2,204,417 for the nine months ended June 30, 2002, compared to a net loss of $1,039,303 for the nine months ended June 30, 2001. However, the June 30, 2001 net loss was offset by a one-time gain on sale of assets in the amount of $2,857,879, making the adjusted amount for the period a net loss of $3,897,182. Removing non-cash charges for depreciation and amortization of $567,188 and $426,417, respectively for these periods, as well as interest expense of $742,959 and $140,853, respectively, the nine month loss before interest, depreciation and amortization was $894,270 and $3,329,912 for the periods.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

        Revenue.    Revenue for the three months ended June 30, 2002 increased to $825,192 compared to revenue of $168,060 for the three months ended June 30, 2001. The revenue increase results from continued subscriber growth, contributions from properties acquired and from higher revenues from system and customer installations. Installation revenues comprised 45% of total revenues for the three months ended June 30, 2002 compared to nil for the three months ended June 30, 2001.

        Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections, system maintenance costs, equipment costs and costs related directly to installation services. Direct costs increased to $263,573 for the three month period ended June 30, 2002, as compared to $38,154 for the period ended June 30, 2001 with the change reflecting the increase in the number of subscribers and the number of T-1 lines during the current period.

        Sales Expenses.    Sales expenses for the three months ended June 30, 2002 declined to $79,632 as compared to $116,353 for the three months ended June 30, 2001 due to the Company significantly reducing its direct marketing initiatives and consolidating marketing efforts solely to the Northeast U.S

        Customer Service Expenses.    Customer Service expenses declined to $146,484 for the three months ended June 30, 2002 from $260,063 for the three months ended June 30, 2001. This decrease is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeast U.S.

        General and Administrative Expenses.    G&A expenses declined to $591,617 for the three months ended June 30, 2002 from $743,798 in the three months ended June 30, 2001. This decrease is primarily the result of consolidation of offices, reductions of staff and other cost saving measures.

        Net Loss.    There was a net loss of $963,496 for the three months ended June 30, 2002, compared to a net gain of $955,700 for the three months ended June 30, 2001. However, the June 30, 2001 net income was increased by a one-time gain on the sale of assets in the amount of $2,036,429. Without this one-time gain, the loss for the quarter would have been $1,080,729. Therefore, there was a slight decrease in the loss from the prior period. Removing non-cash charges for depreciation and amortization of $218,432 and $95,156, respectively for these periods, as well as interest expense of $493,317 and $21,658, respectively, the three month loss before interest, depreciation and amortization was $251,747 and $966,925 for the periods.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2002

        Cash Position.    At June 30, 2002, we had cash and cash equivalents of $0 compared to $785,452 at September 30, 2001. The decrease in cash position was due to the use of cash in operations and expenditure of capital, mainly for building system assets. In addition to the cash and cash equivalents, at June 30, 2002, the Company has $290,277 cash in escrow to be used for the acquisition of the Verizon assets and had accounts receivable of $951,988.

        Operating Activities.    Net cash of $521,507 was used in operating activities during the nine months ended June 30, 2002. The primary operating use of cash was from our net loss of $2,204,417 partially offset by $567,188 in depreciation and amortization and $723,876 of non-cash interest expense. In addition, we recorded $213,257 as a use of cash, from changes in working capital.

        Investing and Financing Activities.    During the nine months ended June 30, 2002, we purchased $1,166,231 of equipment of which $228,533 was acquired under lease financing from Cisco Systems Capital Corp., a non-cash acquisition. In July 2001, Cisco Systems Capital Corp. extended lease financing to the Company in order to purchase Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of June 30, 2002, the Company had available $298,616 under the agreement. In addition, in connection with our agreement with Verizon Media Ventures and Verizon Entertainment Services, as of June 30, we paid $562,717 for additional subscribers.

        In January 2002, the Company entered into convertible promissory note transactions with three groups and received total proceeds of $250,000 to be used as working capital. The convertible promissory notes bear interest at 9% with potential conversion into Company common stock at $0.33 per share. The first and second quarterly payments (April 18, 2002 and July 18, 2002) on the note transactions converted into Company common stock.

        On January 24, 2002, the Company entered into a convertible promissory note transaction with another group for $1,000,000. The convertible promissory note bears interest at 3% with potential conversion into Company common stock at $0.33 per share. No part of the note has yet converted. As of June 30, 2002, of the $1,000,000, $290,277 is being held in escrow for use with the Verizon acquisition.

        On March 6, 2002, the Company entered into a project financing Term Loan Agreement with an investment group for $300,000, repayable in four quarterly payments of principal and interest at the rate of 20%. The first quarterly payment due on June 6, 2002 was made.

        On June 24, 2002, the Company entered into a project financing Term Loan Agreement with an investment group for $175,000, repayable in four quarterly payments of principal and interest at the rate of 20%.

        Working Capital.    As of June 30, 2002 there was working capital of negative $523,836 compared to working capital of $748,381 as of September 30, 2001.

        Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

        Future Commitments and Contingencies.    We have sufficient current asset resources to cover current levels of operating expenses. However, this is a capital-intensive business and continued growth is dependant partially on raising significant additional financing. To this end we have engaged individuals to assist with financing initiatives. There is no assurance that we will be successful in any of these initiatives.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities

        On October 23, 2001 the Company established, and the Board of Director's approved, the 2001 Employee Stock Purchase Plan for participating employees to purchase Company Common Stock through payroll deduction. From October 23, 2001 through June 30, 2002, the Company reserved 473,496 shares of common stock of which 318,690 have been issued to employees as of June 30, 2002 with the remaining being issued on July 10, 2002. Shares are issued upon request of the employee.

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

        On January 10, 2002, the Board of Directors approved issuing Chief Executive Officer Sheldon Nelson 135,879 shares of common stock in lieu of partial salary through March 31, 2002. These shares have yet been issued.

        On January 18, 2002, the Company issued 225,000 warrants each to Daniel Fitzgerald and William Begley at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a convertible security offering. On August 9, 2002, the Company issued 122,585 common shares each to Begley and Fitzgerald, at a $0.33 per share fair value, to satisfy two quarters of conversion under the January 18, 2002 convertible security offering.

        On January 24, 2002, the Company issued 300,000 warrants to Roselink Investors, LLC at an exercise price of $0.43 per share for a two year exercise period as part of funds raised through a convertible security offering. On August 9, 2002, the Company issued 88,542 common shares to Roselink, at a $0.33 per share fair value, to satisfy two quarters of conversion under the January 24, 2002 convertible security offering.

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

        On March 6, 2002, the Company issued 25,000 warrants each to Protea Ventures, Ltd. and Vancadia Capital Corp. and 50,000 warrants each to Aspen International, Ltd. and Jon Gruber, all at an exercise price of $0.43 per share for a two year exercise period as additional consideration for funds raised through a debt offering.

        On April 24, 2002, as part of a financing fee stated above for Trinity Pacific Investments, the Company issued 150,000 common shares to Haywood Securities Inc. with a fair value of $0.33 per share.

        On May 14, 2002, pursuant to the Employee Stock Purchase Plan, 210,890 shares of Company common stock were issued to Employees.

        On May 16, 2002, pursuant to the Employee Stock Purchase Plan, 48,195 shares of Company common stock were issued to an Employee.

        On June 24, 2002, the Company issued 25,000 warrants to Protea Ventures, Ltd., 50,000 warrants to William Begley and 12,500 warrants to the Warren K. and Patricia A. Kourt Trust, all at an exercise price of $0.43 per share for a two year exercise period as additional consideration for funds raised through a debt offering.

        On May 3, 2002, the Company filed a Registration Statement with the Securities and Exchange Commission regarding shares and warrants previously issued to Trinity Pacific Investments Ltd., Haywood Securities Inc., William Begley, Daniel Fitzgerald, Roselink Investors, LLC, Sheldon Nelson, Small Caps Online Group, LLC, Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber. The Registration Statement became effective on July 10, 2002.

        On July 10, 2002, pursuant to the Employee Stock Purchase Plan, 154,804 shares of Company common stock were issued to Employees.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

/s/ SHELDON NELSON Principal Financial and Chief Accounting Officer Dated: August 12, 2002

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Balance Sheets
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statements of Operations
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statement of Stockholders' Equity For the nine monthes ended June 30, 2002 (unaudited)
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statement of Cash Flows
MDU COMMUNICATIONS INTERNATIONAL, INC. Notes to the Consolidated Condensed Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  PART II—OTHER INFORMATION
  Item 2. Changes in Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES