Form 10KSB
period 2002-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2003-01-14
CIK 1086139

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002, or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60-D Commerce Way, Totowa, New Jersey 07512
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The issuer's revenues for its most recent fiscal year were $3,015,709.

        The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on December 19, 2002, was $3,712,731.

        As of December 19, 2002 there were 20,626,284 shares of common stock outstanding and no other outstanding classes of a common equity security.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

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

PART I

Item 1—Description of Business

BUSINESS OF THE COMPANY

        MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit ("MDU") residential market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large U.S. property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

        Our Canadian operating company, MDU Communications Inc. ("MDU Canada"), was incorporated in March 1998. In November 1998, MDU Canada's shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it "MDU Communications International, Inc." Alpha Beta was incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation ("MDU USA") to conduct business in the U.S. In May of 2000, MDU USA entered into a MDU System Operator Agreement with DIRECTV, Inc. ("DIRECTV"), the largest United States provider of satellite television programming. We now operate essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries.

        In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change in corporate focus, on January 31, 2001 and April 27, 2001, respectively we completed a two-stage agreement with Star Choice Television Network, Inc. ("Star Choice"), one of our Canadian strategic partners, for the sale of certain satellite television assets for a total adjusted selling price of approximately $7.0 million. As a result, by May 30, 2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Canada now operates on only a limited basis.

        The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. We have two types of digital satellite television service—Digital Broadcast Service ("DBS"), which uses an in-suite set-top digital box, and private cable service, where digital satellite television programming can be tailored to the needs of an individual property. For DBS, under our agreement with programming provider DIRECTV, we receive a substantial upfront subscriber activation subsidy for each net new subscriber, a percentage of the fees charged by DIRECTV to the subscriber each month, and also a per subscriber monthly digital access fee for subscriber rental of the set-top box and the connection to the property satellite network system. In our private cable systems, our revenues result from the difference between the wholesale price charged to us by program providers and the price we charge for the private cable programming package. In addition, we derive revenue from installation services to building owners and managers for the construction of wiring and the installation of equipment to allow for telecommunications services. From subscribers to our Internet service, we earn a monthly Internet access service fee.

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

Access Agreements

        Our access agreements with the owners of MDU properties generally grant us exclusive rights to provide digital satellite television services, and in some cases video services altogether, for terms of seven to ten years, and in many cases a right of first refusal for other new telecommunications services. Most access agreements provide for marketing services by the owner or manager on our behalf, and in many cases, these marketing arrangements are exclusive. These access agreements are in the name of the Company and provide us with revenue streams either directly from property owners in bulk properties or from individual subscribers in choice or exclusive properties.

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

        Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2002, revenues from DIRECTV were 12% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

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

Strategic Alliance With Cisco

        In June of 2001, we entered into a non-exclusive Master Purchase Sales Agreement with Cisco to become part of their preferred network in order to provide broadband Internet products, systems and value added services, through our new high-speed Internet service to our MDUs. Cisco selected us to participate in a direct purchasing program as a result of our mutual interest in developing closer working relationships with application service providers involved in developing emerging market opportunities. As a result, we signed a preferential agreement with Cisco Systems Capital for the purchase of high-speed Internet related equipment and installation, which includes a half million-dollar lease financing line of credit. Our strategic alliance with Cisco also provides significant name recognition of high quality products and we benefit from the large-scale national marketing campaigns that are continuously run by Cisco.

MARKET

        The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households with the most densely populated MDU areas in the Northeast. Our short-term goal is to become a significant provider of bundled MDU products and services to the over 8 million MDUs in Northeastern United States marketplace. Future growth plans include Texas, where we already have operations, and Florida.

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

  •
  A number of MDUs are underserved by cable television providers or digital satellite television private cable providers. In addition, the market has only been enhanced by the recent pull back by many competitors, leaving the residential MDU community with very little choice among alternative service providers.

  •
  To date, DIRECTV and other digital satellite television program providers have focused primarily on the single-family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in MDU properties and are now gearing to capitalize on the MDU market.

COMPETITION

        The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers, wireless cable and off-air broadcasters:

        Hardwired Franchised Cable Systems.    Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. In the U.S., the traditional cable companies serve an estimated 78% of the 100 million U.S. television households. The majority of cable operators currently use analog technologies, which produce inferior quality video and sound compared to digital technologies. Many cable operators have begun the process of upgrading to a digital signal, however, this transition requires significant capital outlays and time to deploy. Cable operators are also beginning to offer telephony. In the meantime, we believe that direct to home ("DTH") providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal and over 200 video and audio channels at a comparable price to most cable operators' current service.

        Off-Air Broadcasters.    A majority of U.S. households that are not serviced by cable operators are serviced only by broadcast networks and local television stations ("off-air broadcasters"). Off-air broadcasters send signals through the air, which are received by traditional television antennas at the customer's property. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

        Wireless Cable Systems (Multi-Channel Multi-Point Distribution Services ("MMDS")).    MMDS systems are a hybrid of cable transmission and off-air broadcasting. MMDS was developed as an alternative where hard-wired cable systems are unavailable or not possible. MMDS programming is transmitted by local cable operators in a scrambled form through the air via microwave frequencies to a small microwave dish at the subscriber's property, which converts the signal to a frequency band used by standard cable services. However, this system generally requires a direct "line-of-sight" from the transmission facility to the subscriber's receiving dish, which limits its range and capability of being received. There are very few MMDS providers operating in North America and they serve regional markets only.

GOVERNMENTAL REGULATION

        Federal Regulation of Our Satellite Television Business.    We are not directly subject to rate regulation or certification requirements by the Federal Communications Commission (FCC), the Telecommunications Act of 1996 or state public utility commissions because our equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. As a resale agent for DIRECTV, we are not subject to regulation as a direct broadcast satellite (DBS) provider, but rely upon DIRECTV to procure all necessary re-transmission consents and other programming rights under the Communications Act of 1934 and the Copyright Act. To the extent that we may also elect to provide our MDU customers with transmission of signals not currently available via satellite, our offering of these services may be subject to compulsory copyright filings with the U.S. Copyright Office, although we do not expect the licensing fees to have a material adverse effect on our business. Our systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Communications Act of 1934. Because we are subject to minimal federal regulation, have fewer programming restrictions, greater pricing freedom and are not required to serve any customer whom we do not choose to serve, we have significantly more competitive flexibility than do the franchised cable systems. We believe that these regulatory advantages help to make our satellite television systems competitive with larger franchised cable systems.

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

        Preferential Access Rights.    We generally negotiate exclusive rights to provide satellite services singularly, or in competition with competing cable providers, and also negotiate where possible "rights-of-first-refusal" to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC has recently issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties, though it deferred determination in a pending rulemaking whether to render existing exclusive access agreements unenforceable, or to extend this prohibition to residential MDUs due to an inadequate administrative record. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, there can be no assurance that it will not attempt to do so. Any such action may undermine the exclusivity provisions of our rights of entry on the one hand, but would also open up many other properties to which we could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners' ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

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

EMPLOYEES

        The Company had 33 employees, all full-time, as of September 30, 2002. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

We May Be Unable To Meet Our Future Capital Requirements.

        We may require additional capital to finance our continued expansion. Our existing capital and funds from operations may not be sufficient to meet our anticipated cash needs during the fiscal year ending September 30, 2003. Because of the uncertainties in raising additional capital, there can be no assurance that we will be able to obtain the necessary capital to finance our operations and growth. Insufficient capital will require us to delay and scale back or eliminate our proposed development activities.

We Have Incurred Losses Since Inception And May Incur Future Losses.

        To date, we have not shown a profit in our operations. Through our fiscal year ended September 30, 2002, we have incurred net losses of approximately $15,200,000. We do not expect to have profitable operations until sometime in fiscal year 2003, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability or positive cash flows, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business and may impair our ability to continue as a going concern.

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

We Depend Upon Our Relationship With DIRECTV.

        In May 2000, we entered into a five-year system operator agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under our agreement with DIRECTV, we may not maintain MDU distribution systems or market direct-to-home satellite broadcast services for others. Consequently, we are totally dependent upon DIRECTV for set-top programming. During the fiscal year ended September 30, 2002, revenues from DIRECTV were 12% of our total revenues. DIRECTV is not required to use us on an exclusive basis for marketing its programming to MDUs. Also, adverse events at DIRECTV beyond our control could adversely affect us.

We Face Competition.

        We face competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies and off-air broadcasters. Also, DIRECTV itself could corporately focus on MDUs. Other companies with substantially greater assets and operating histories could enter this market. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm our business.

We Need To Manage Our Growth.

        We have experienced growth, but to manage potential future growth effectively, we must improve our operational, financial and management information systems and must hire, train and manage our employees and commissioned salespersons. Our future success will also depend on the ability to increase our customer base and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. We may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We Depend On Key Personnel To Maintain Our Success.

        Our success depends substantially on the continued services of our executive officers and key employees, in particular Sheldon Nelson and Patrick Cunningham. The loss of the services of any of our key executive officers or key employees could harm our business. None of our key executive officers or key employees currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will remain employed by us or that these persons will not participate in businesses that compete with us in the future.

We May Issue Preferred Stock.

        Our Board of Directors has the authority to issue up to 5,000,000 shares of convertible preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our common stockholders. The rights of the holders of the common stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the common stock, and materially adversely affecting the voting rights and market price of the common stock.

Issuance Of Shares Of Common Stock In The Future.

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

Item 2—Description of Property

        Our headquarters are in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 6,983 square feet at a current monthly cost of $8,147, expiring July 31, 2004, with a two year extension. We believe that this space is adequate to suit our needs for the foreseeable future.

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

Item 4—Submission of Matters to a Vote of Security Holders

        On May 9, 2002, the Company held its Annual General Meeting of Shareholders in Totowa, New Jersey. Two issues were put forth to the shareholders; Approval of the 2001 Employee Stock Purchase Plan and ratification of the appointment of JH Cohn LLP as our independent auditors.

        On the issue of approving the 2001 Employee Stock Purchase Plan, with a quorum of votes represented, 6,157,369 votes were registered in favor, 77,215 votes were registered against and 20,000 abstained. This Plan was approved as only a majority of voting shares (exclusive of broker non-votes) was needed for passage.

        On the issue of ratification of new auditors, JH Cohn LLP were appointed as independent auditors for the upcoming fiscal year with 11,893,754 votes in favor, 12,265 votes against and 219,860 abstentions, broker non-votes inclusive.

PART II

Item 5—Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK

        The Company's common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol "MDTV" since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 1998	$1.56	$1.31
March 31, 1999	$2.69	$1.44
June 30, 1999	$2.38	$1.06
September 30, 1999	$1.72	$0.63
December 31, 1999	$1.88	$0.31
March 31, 2000	$9.00	$2.13
June 30, 2000	$6.75	$1.53
September 30, 2000	$2.50	$0.81
December 31, 2000	$1.50	$0.25
March 31, 2001	$0.71	$0.23
June 30, 2001	$0.74	$0.37
September 30, 2001	$0.48	$0.26
December 31, 2001	$0.50	$0.25
March 31, 2002	$0.77	$0.33
June 30, 2002	$0.63	$0.35
September 30, 2002	$0.50	$0.25

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        As of December 19, 2002, the Company had approximately 65 holders of record of its shares of common stock excluding shares held by broker-dealers. The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its common stock in the foreseeable future. Payment of cash dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.

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

UNREGISTERED SECURITIES SALES (not previously disclosed)

Preferred Stock

        There were no sales or issuances of these securities during the fiscal year ended September 30, 2002.

Common Stock

        On October 1, 2002, 92,308 shares of unregistered common stock were issued to Dean Taylor as part of his Termination Agreement. These shares were issued without registration under the Securities Act of 1933, as amended ("1933 Act").

        All other unregistered common stock issuances for this fiscal year have been previously disclosed in the Company's disclosures on Forms 10-QSB.

Warrants

        On August 28, 2002, the Company issued warrants as partial consideration for certain creditors to enter into a project financing agreement. Warrants to purchase common stock were issued to Protea Ventures, Ltd in the amount of 12,500, Domino International, Ltd in the amount of 25,000, Jon Gruber in the amount of 50,000 and Lloyd Berhoff in the amount of 37,500. These warrants are for the purchase of shares of common stock exercisable at $0.43 per share for two years. This issuance was made without registration under Section 4(2) of the 1933 Act.

        All other warrants for the purchase of unregistered stock for this fiscal year have been previously disclosed in the Company's disclosures on Forms 10-QSB.

Options

  Supplier Plan.

        All supplier options to purchase unregistered common stock for this fiscal year have been previously disclosed in the Company's disclosures on Forms 10-QSB.

  Employee Option Plan.

        There were no issuances of options to purchase unregistered common stock during the fiscal year ended September 30, 2002.

Convertible Promissory Notes

        All issuances under convertible promissory notes to purchase unregistered common stock for this fiscal year have been previously disclosed in the Company's disclosures on Forms 10-QSB.

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

        MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions principally to the United States multi-dwelling unit (MDU) residential market—estimated to include 26 million residences. The Company seeks to differentiate itself from other service providers through a unique strategy of balancing the information and communication needs of today's MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, the Company has partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners, managers and real estate investment trusts (REITs) such as AvalonBay Communities, Inc., Trammell Crow Residential, Roseland Property Company, KSI Services, Inc., The Related Companies, L.P., as well as many others, to understand and meet the technology needs of these groups in what has become a swiftly changing and challenging market.

        The Company's subscriber growth during the most recent quarters has been steady and significant. As of September 30, 2001 the Company had 6,067 subscribers to its services in 151 properties; 6,883 as of December 31, 2001 in 163 properties; 7,741 as of March 31, 2002 in 165 properties; 11,061 as of June 30, 2002 in 215 properties and 13,704 at September 30, 2002 in 231 properties. The Company realized 126% growth in subscribers from 2001 to 2002.

        Revenues also significantly increased during the fiscal year. The Company realized revenue of $362,875 in the quarter one year ago ending September 30, 2001, revenue of $630,349 during the quarter ending December 31, 2001, revenue of $688,841 during the quarter ending March 31, 2002, revenue of $825,192 during the quarter ending June 30, 2002, and revenue of $871,327 during the current quarter ending September 30, 2002. In total, revenue of $3,015,709 for fiscal year 2002 increased 170% over revenue of $1,117,607 in fiscal year 2001.

        MDU Communications is also experiencing a decrease in the cost of obtaining subscribers. The cost of set-top boxes and other telecommunications equipment have come down in price considerably. In addition, the climate of door fees and revenue share agreements with property owners, run up by the vast number of entrants to the market during the "new economy" revolution, has subsided as these new entrants have left the market due to financial constraints. These reductions in deployment costs, in conjunction with cost cutting overhead measures, have put the Company currently close to positive EBITDA.

        The Company has for the past year been projecting that its break-even point, or positive EBITDA, would be reached at approximately the 14,000 subscriber level in and around the time frame of its fiscal year end. Actual revenues were a bit short of the preliminary figures released in October and certain expense reductions were not yet fully realized, therefore the Company did not reach positive EBITDA for the quarter, but fully expects to be so early in fiscal 2003. To insure this occurrence, the Company has taken additional steps to reduce expenses and increase revenues.

        During the three previous quarters, the Company has signed three renewable debt project financing agreements, that served to bridge the time gap between the initial outlay of construction costs on select properties and the time the Company receives its upfront subsidy from DIRECTV and begins to receive customer revenue streams. These project financings gave the Company access to $725,000 in project financing funds. This greatly assisted the Company in its financial flexibility this fiscal year to deploy, at a more rapid pace, installation of both DIRECTV and high-speed Internet systems. However, as of September 30, 2002, the Company was in default of these agreements for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of December 20, 2002, the noteholders had not yet enforced such provision.

        Demand for the Company's products and services remains quite high. DIRECTV, the Company's U.S. partner, has grown at consistently high levels, as has the satellite industry as a whole. Industry analysts have quantified that consumers are in record numbers turning to satellite as their choice for home entertainment over standard franchised cable and are more satisfied with the satellite product and service over their cable-subscribing counterparts. Demand for private (satellite-based) video systems, tailored to the demographics of a specific MDU, is also on the rise as an alternative to franchised cable.

        Because this is a cash intensive business, the Company's cash resources are continually being depleted due to operations and capital investment. Although our cash increased slightly from nil at June 30, 2002, to $99,000 at September 30, 2002, the Company still suffers from low cash resources. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach its business plan goals, the ability to fund all of its operating expenses and working capital needs for growth may be dependent upon the ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations.

Critical Accounting Policies and Estimates

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

(a)
Revenue recognition with respect to initial service or connection:

        New subscriber activation subsidies from the satellite programming provider are recognized as revenue on a straight-line basis over the estimated average period that a customer will remain a subscriber to a maximum of five years. The expected customer relationship is estimated based on the historical relationship with similar type customers. Any significant variations to these historical relationships would cause an increase or decrease in the expected term of the customer relationship, which would have a converse effect on the amount of revenue recognized.

(b)
Allowance for doubtful accounts:

        We provide an allowance for doubtful accounts equal to the estimated collection losses based on our historical experience coupled with a review of the current status of existing receivables. Any significant variations in our historical experience or status of our existing accounts receivable could have a material impact on our statement of operations.

(c)
Fair value of equity instruments:

        We estimate the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and common stock using the market value of our stock. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model we have used the following assumptions in the year ended September 30, 2002: Expected Volatility 127%; Risk Free Interest Rate 4.75%; Expected Years of Option Life 1 to 5 years; and Expected Dividends 0%.

        Given an active trading market for our common stock, we estimate the volatility of our stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding us or our earnings, as well as market conditions in general, it could have a material impact on the volatility we use in computing the value we place on these equity instruments.

(d)
Valuation of deferred tax assets:

        We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2002.

(e)
Valuation of long-lived assets:

        We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2002, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

        Net Loss.    The Company reported a net loss of $2,988,035 for the year ended September 30, 2002 compared to a net loss of $2,426,455 for the year ended September 30, 2001. However, the net loss for

2001 was offset by a gain on the sale of Canadian subscribers in the amount of $2,401,695, making the pre-adjusted loss for 2001 equal to $4,828,150. The reduction in actual net loss from 2001 to 2002 is due to three main reasons: consolidation of all operations to the New York metro area; a significant reduction in selling and general and administrative expenses from $4,806,901 in 2001 to $3,171,668 in 2002; and, substantially increased revenues of $3,015,709 in 2002 from $1,117,607 in 2001.

        Revenues.    Revenue for the year ended September 30, 2002 of $3,015,709 increased 170% from September 30, 2001 revenue of $1,117,607. Revenue for the twelve months ended September 30, 2002 was comprised of 6% private cable revenue, 26% net programming revenue, 9% Internet access fees and 59% from wiring, equipment and other sales. Increased revenue for the current period is due to an increase in subscribers from 6,067 on September 30, 2001 to 13,704 on September 30, 2002. We also recorded interest income of $4,344 and $70,025 for the twelve months ended September 30, 2002 and 2001, respectively, with the decrease due to investing a lower balance of available funds and using cash to meet operating expenses.

        Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections, system maintenance costs and equipment costs and are 38% of revenue for the year ended September 30, 2002 compared to 32% for the same period in the prior year. Direct cost of sales increased to $1,145,761 as of September 30, 2002 from $358,257 in the year ended September 30, 2001. This increase is due to the significant increase in subscribers over the year as well as a significant increase in the number of bulk and private cable properties where programming costs are a significant portion of direct costs.

        Sales Expenses.    Sales expenses consist mainly of salaries, commissions, marketing materials, trade shows, advertising and promotion. Sales expenses declined from $837,947 as of September 30, 2001 to $367,988 in the year ended September 30, 2002. This significant decline in sales expenses was mainly due to a reduction in direct marketing as a sales strategy and a consolidation of marketing efforts solely to the Northeastern United States.

        Customer Service Expenses.    Customer service expenses consist mainly of call center and customer technical services. Customer service expenses were $512,736 for the year ended September 30, 2002 compared to $560,810 for the year ended September 30, 2001. This decrease is primarily the result of the consolidation of two call centers into one as well as other cost saving measures achieved by the consolidation of customer service departments to the Northeast.

        General and Administrative Expenses.    General and administrative expenses decreased from $3,408,144 in 2001 to $2,290,944 at September 30, 2002. This decrease from the prior period is primarily due to a reduction in the number of employees and the closing of the remaining Canadian offices as well as other cost containment measures. Stock option compensation and non-cash charges (excluding amortization) of $103,108 and $135,302 are respectively included in general and administrative expenses in the years ended September 30, 2002 and 2001. The balance of general and administrative expenses for the years ended September 30, 2002 and 2001 is mainly comprised of the following:

	Year ended September 30, 2002	% of G&A	Year ended September 30, 2001	% of G&A
Wages	$782,918	34%	$1,818,440	53%
Professional fees	118,912	5%	277,985	8%
Office	22,886	1%	460,684	14%
Travel	60,704	3%	316,196	9%

        Other Non-Cash Charges.    Interest expense in the twelve months ended September 30, 2002 was $865,743 compared to interest expense at September 30, 2001 of $321,900. Of these amounts, $730,667 and $60,000 were respectively non-cash interest expense items related to warrants and the beneficial conversion feature of convertible notes issued during the twelve months ended September 30, 2002 and 2001, respectively.

OUTLOOK

        Although the Company has incurred operating losses since our inception, with consolidated operations in the most profitable U.S. markets, a subscriber base of almost 14,000 and a significant reduction in monthly expenses, the Company expects to achieve positive EBITDA in early fiscal 2003. Although the Company believes that it can reach profitability with existing financial resources, to aggressively reach business plan forecasts, the funding of our operating expenses and working capital and capital commitments at current levels of deployment, may be dependent upon our ability to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

        Our consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended September 30, 2002 and 2001, we recorded a net loss of $2,988,035 and $2,426,455, respectively. In addition, we had negative cash flows from operating activities of $282,419 and $4,329,174 during the years ended September 30, 2002 and 2001, respectively. At September 30, 2002, we had working capital deficiency of $1,286,494 and an accumulated deficit of $15,206,019.

        The funding of our working capital needs and capital commitments that contemplate growth will be dependent upon our ability to raise additional financing. We received net proceeds of $1,967,000 ($1,000,000 of which automatically converts to common stock) through the issuance of notes payable during the year ended September 30, 2002. As of September 30, 2002, we were in default on three of these notes executed on March 6, 2002, June 24, 2002 and August 28, 2002 for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amounts due on demand. As of December 20, 2002, the noteholders have not yet enforced such provision. Additionally, we have unused borrowing capacity as of September 30, 2002 for equipment from Cisco in the amount of $271,467. We have been and will continue to pursue opportunities to raise additional financing through private placements of both equity and debt securities to fund future growth, however, there is no assurance that we will be successful in these discussions. Should we be unable to raise additional financing, we believe, but cannot assure, that we would be able to maintain operations, but would have to significantly scale back operations and growth.

        Cash Position.    At September 30, 2002, we had cash and cash equivalents of $99,277 compared to $785,452 at September 30, 2001.The decrease in our cash position is due to use of cash in operations and expenditures of capital, mainly for building system assets.

        Operating Activities.    Net cash of $282,417 and $4,329,174 was used in operating activities during the years ended September 30, 2002 and 2001, respectively. During 2002, the primary use of cash in operations was from our net loss of $2,988,035, partially offset by $1,757,276 of non-cash charges, represented primarily by $856,927 in depreciation and amortization and $103,108 in stock option and warrant compensation charges and $703,667 of non-cash interest expense.

        Investing and Financing Activities.    During the twelve months ended September 30, 2002, we purchased $1,792,476 of equipment of which $228,533 was acquired under lease financing from Cisco Systems Capital Corp., a non-cash acquisition. In July 2001, Cisco Systems Capital Corp. extended lease financing to the Company in order to purchase Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of September 30, 2002, the Company had available $271,467 under the agreement. In addition, in connection with our agreement with Verizon Media Ventures and Verizon Entertainment Services, as of September 30, 2002 we paid $763,210 for additional subscribers and related assets.

        In January 2002, the Company entered into convertible promissory note transactions with three groups and received total proceeds of $250,000 to be used as working capital. The convertible promissory notes bear interest at 9% with potential conversion into Company common stock at $0.33 per share. The first and second quarterly payments on April 18, 2002 and July 18, 2002 converted into Company common stock.

        On January 24, 2002, the Company entered into a convertible promissory note transaction with another group for $1,000,000. The convertible promissory note bears interest at 3% with potential conversion into Company common stock at $0.33 per share. As of September 30, 2002, two monthly conversion took place on August 1, 2002 and September 1, 2002 for 264,003 and 263,363 shares each.

        On March 6, 2002, the Company entered into a project financing Term Loan Agreement with an investment group for $300,000, repayable in four quarterly payments of principal and interest at the rate of 20%. The first two quarterly payments due on June 6 and September 6, 2002 were made.

        On June 24, 2002, the Company entered into a project financing Term Loan Agreement with an investment group for $175,000, repayable in four quarterly payments of principal and interest at the rate of 20%. The first quarterly payment on September 24, 2002 was made.

        On August 28, 2002, the Company entered into a project financing Term Loan Agreement with an investment group for $250,000, repayable in four quarterly payments of principal and interest at the rate of 20%.

        Working Capital.    As at September 30, 2002 we had a working capital deficiency of $1,286,494 as compared to $748,381 as of September 30, 2001.

        Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our satellite television viewing systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

        Future Capital Requirements.    We have sufficient current asset resources to cover current levels of operating expenses. However, this is a capital-intensive business and continued growth is dependant, at least partially, on raising additional capital. To this end, we are reviewing several financing initiatives. There is no assurance that we will be successful on any of these initiatives.

Item 7—Financial Statements

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheet of MDU Communications International, Inc. and Subsidiaries as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2002, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, the Company's operations have generated recurring losses and its operating activities have been using cash. As of September 30, 2002, the Company had substantial working capital deficiencies and it was in default under certain debt agreements. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ J. H. Cohn LLP

Roseland, New Jersey
December 20, 2002

INDEPENDENT AUDITORS' REPORT

To the Shareholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheet of MDU Communications International, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and limited financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DELOITTE & TOUCHE LLP

Chartered Accountants
Vancouver, British Columbia
November 18, 2001

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

	September 30, 2002	September 30, 2001
ASSETS
CURRENT
Cash and cash equivalents	$99,277	$785,452
Accounts receivable—trade, net of an allowance of $80,000 and $16,500	755,056	349,750
Prepaid expenses and deposits	100,370	51,738

TOTAL CURRENT ASSETS	954,703	1,186,940
Telecommunications equipment inventory	266,595	326,642
Property and equipment, net	3,320,375	1,726,710
Investment in joint venture	311,466	199,221
Intangible assets, net	1,505,229	1,538,518
Deferred finance costs, net	88,859	—

TOTAL ASSETS	$6,447,227	$4,978,031

LIABILITIES and STOCKHOLDERS' EQUITY
CURRENT
Accounts payable	$611,239	$252,233
Other accrued liabilities	666,111	186,326
Current portion of notes payable, net of debt discount of $713,969	828,197	—
Current portion of capital lease obligation	135,650	—

TOTAL CURRENT LIABILITIES	2,241,197	438,559
Deferred revenue	781,099	255,925
Notes payable, net of current portion and debt discount of $21,963	18,120
Capital lease obligation, net of current portion	87,000

TOTAL LIABILITIES	3,127,416	694,484

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares authorized, 19,539,136 and 18,046,320 shares issued and outstanding	19,539	18,047
Convertible preferred stock, par value $0.001; 5,000,000 shares authorized, 7,200 issued and outstanding	—	7
Additional paid-in capital	18,506,291	16,483,476
Accumulated deficit	(15,206,019)	(12,217,983)

TOTAL STOCKHOLDERS' EQUITY	3,319,811	4,283,547

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,447,227	$4,978,031

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the year ended September 30, 2002	For the year ended September 30, 2001
REVENUE	$3,015,709	$1,117,607

OPERATING EXPENSES
Direct costs	1,145,761	358,257
Sales expenses	367,988	837,947
Customer service expenses	512,736	560,810
General and administrative expenses	2,290,944	3,408,144
Depreciation and amortization expense	856,927	549,194

TOTAL	5,174,356	5,714,352

OPERATING LOSS	(2,158,647)	(4,596,745)
Other income (expenses)
Gain on sale of Canadian operations	—	2,401,695
Interest income	4,344	70,025
Interest expense (including non cash interest of $730,667and $60,000)	(865,743)	(321,900)
Equity in earnings of joint venture	32,010	20,470

NET LOSS	$(2,988,036)	$(2,426,455)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,384,874	17,580,952

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders' Equity

			Convertible preferred stock		Additional paid-in capital
	Common stock						Accumulated other comprehensive income
						Accumulated deficit
	Shares	Amount	Shares	Amount	Amount			Total
Balance, September 30, 2000	16,904,620	$16,905	565,200	$565	$15,938,476	$(9,791,528)	$(299,841)	$5,864,577
Translation adjustments	—	—	—	—		—	299,841	299,841
Grant of consultant and supplier stock options	—	—	—	—	149,744	—	—	149,744
Conversion of preferred shares	641,700	642	(558,000)	(558)	(69)			15
Issuance of warrants					69,223			69,223
Beneficial conversion feature related to issuance of convertible debt and warrants					91,602			91,602
Issuance of shares to puchase Digital Solutions	500,000	500			234,500			235,000
Net loss	—	—	—	—		(2,426,455)	—	(2,426,455)

Balance, September 30, 2001	18,046,320	$18,047	7,200	$7	$16,483,476	$(12,217,983)	—	$4,283,547
Issuance of warrants in exchange for services					83,108			83,108
Issuance of warrants in connection with issuance of notes payable					1,367,625			1,367,625
Beneficial conversion feature related to issuance of notes payable and warrants					19,500			19,500
Issuance of warrants in connection with extension of due dates of notes payable					55,500			55,500
Issuance of common stock in connection with issuance of notes payable	150,000	150			74,850			75,000
Conversion of notes payable	861,077	861			283,293			284,154
Grant of consultant stock options					20,000			20,000
Issuance of common stock under employee stock purchase plan	473,459	473			118,940			119,413
Conversion of preferred shares	8,280	8	(7,200)	(7)	(1)			—
Net loss						(2,988,036)		(2,988,036)

Balance, September 30, 2002	19,539,136	$19,539	—	—	$18,506,291	$(15,206,019)	—	$3,319,811

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Condensed Statements of Cash Flows

	For the year ended September 30, 2002	For the year ended September 30, 2001
OPERATING ACTIVITIES
Net loss	$(2,988,036)	$(2,426,455)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for doubtful accounts	98,584	16,500
Depreciation and amortization	856,927	549,194
Issuance of options and warrants in exchange for services	103,108	135,302
Gain on sale of Canadian operations		(2,401,695)
Charges to interest expense for amortization of deferred finance costs and debt discount	730,667	60,000
Equity in earnings of joint venture	(32,010)	(20,470)
Changes in operating assets and liabilities:
Accounts receivable	(503,890)	(105,581)
Prepaid expenses and deposits	(48,632)	125,543
Accounts payable	359,006	(317,725)
Other accrued liabilities	616,685	(184,826)
Deferred revenue	525,174	241,039

Net cash used in operating activities	(282,417)	(4,329,174)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,365,513)	(2,352,213)
Proceeds from sale of Canadian operations	—	6,969,539
Acquisition of Verizon assets	(763,210)
Acquisition of Digital Solutions, net of cash acquired		(1,719,168)
Contributions to joint venture	(207,622)
Distributions from joint venture	127,387

Net cash provided by (used in) investing activities	(2,208,958)	2,898,158

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable	2,005,166	150,000
Prepayment of notes payable		(150,000)
Payment of notes payable	(156,250)
Proceeds from issuance of warrants		69,223
Payment of finance costs	(37,833)
Repayment of lease financing	(5,883)

Net cash provided by financing activities	1,805,200	69,223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(686,175)	(1,361,793)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	785,452	2,147,245

CASH AND CASH EQUIVALENTS, END OF YEAR	$99,277	$785,452

SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid	$85,676	$8,676

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

        MDU Communications International, Inc. and its subsidiaries (the "Company") provide delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties ("MDUs") such as apartment buildings, condominiums, gated communities, hotels and universities. In 2001, the Company sold substantially all of its Canadian operations and redeployed in the United States, also moving its headquarters, and as such, effective September 30, 2001 has adopted the United States dollar as its functional and reporting currency (see Note 2).

        The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended September 30, 2002 and 2001, the Company recorded a net loss of $2,988,035 and $2,426,455, respectively. In addition, the Company had negative cash flows from operating activities of $282,419 and $4,329,174 during the years ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Company had working capital deficiency of $1,286,494 and an accumulated deficit of $15,206,019.

        The Company's funding of its working capital needs and capital commitments that contemplate growth will be dependent upon its ability to raise additional financing. The Company received net proceeds of $1,967,000 ($1,000,000 of which automatically converts to common stock) through the issuance of notes payable during the year ended September 30, 2002. As of September 30, 2002, the Company was in default on three of these notes executed on March 6, 2002, June 24, 2002 and August 28, 2002 for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amounts due on demand (see Note 3). As of December 20, 2002, the noteholders have not yet enforced such provision. Additionally, as explained in Note 6, the Company has unused borrowing capacity as of September 30, 2002 for equipment from Cisco Systems, Inc. ("Cisco") in the amount of $271,467. The Company has been and will continue to pursue opportunities to raise additional financing through private placements of both equity and debt securities to fund future growth. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, management believes, but cannot assure that the Company would be able to maintain existing operations, but would have to significantly scale back growth.

        These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern will be primarily dependent on the Company's ability to raise additional funds as required and ultimately to achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.    SIGNIFICANT ACCOUNTING POLICIES

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described below:

  (a)
  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

  (b)
  Use of Estimates

  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long lived assets. Actual results could differ from those estimates.

  (c)
  Property and Equipment

  Telecommunications equipment inventory consists of receivers and other supplies that will either be sold or installed by the Company under subscription agreements and, accordingly, is not depreciated. Such inventory is stated at the lower of cost or market. The cost of inventory sold or transferred to telecommunications equipment upon installation in connection with subscription agreements is determined on a first-in, first-out basis.

  Property and equipment are recorded at cost less accumulated depreciation and amortization. Direct costs of placing telecommunications equipment into service and major improvements are capitalized. Costs of connecting and disconnecting service are expensed. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives as follows:

Telecommunications equipment, installed	7 years
Computer equipment	5 years
Furniture and fixtures	5 years
Vehicles	5 years
  (d)
  Investment in Joint Venture

  The Company's investment in the AvalonBay Joint Venture is recorded on the equity basis whereby the Company records its proportionate share of income or loss from the joint venture. Dividends received are recorded as reductions in the net investment.

  (e)
  Intangible Assets

  Intangible assets consist of building access agreements and subscriber lists, which were acquired in the purchase of Digital Solutions, LLC and the acquisition of video assets from Verizon and are being amortized on the straight-line basis over four to five years.

  (f)
  Long-lived Assets

  The Company performs a review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  Under Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses have been identified by the Company for the years ended September 30, 2002 and 2001.

  (g)
  Revenue Recognition

  The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided when the amount of revenue is determinable and collection is reasonably assured.

  The Company offers installation services to building owners and managers for the construction of wiring and installation of equipment to allow for telecommunications services, including the sale of related equipment. Revenue from the sale of equipment is recognized when title transfers and installation revenue is recognized in the period that the services are performed when the amount of revenue is determinable and collection is reasonably assured.

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

  The Company may also receive a new subscriber activation subsidy from the satellite programming provider at the time it signs up a new customer. However, this subsidy is a "net" subsidy, meaning that if the subscriber terminates service, the subsidy is recouped by the programming provider by offsetting against the subsidy earned on another new customer. These subsidies are recognized as revenue on a straight-line basis over the estimated average period that a customer will remain a subscriber of four years.

  Revenues from contracts involving multiple elements are allocated to each element based on the relative fair value of each element.

  The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

  (h)
  Loss Per Common Share

  Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common shares for all dilutive potential common shares outstanding during the reporting period, including common stock issuable upon the exercise of stock options or warrants and the conversion of convertible debentures. For the years ended September 30, 2002 and 2001, basic and diluted loss per common share are equivalent as the Company had net losses for these years ended and the effect of the exercise of options or warrants and the conversion of the debentures would be anti-dilutive. As of September 30, 2002 and 2001, the Company had outstanding securities, which were convertible (or potentially convertible) into 10,380,047 common shares (4,577,500 from warrants; 2,822,750 from options; 2,979,797 from convertible debentures) and 6,821,345 common shares (3,532,749 from warrants; 3,288,596 from options), respectively.

  (i)
  Foreign Exchange

  Effective September 30, 2001, the Company adopted the United States dollar as its functional and reporting currency since a majority of the Company's revenues, expenses, assets and liabilities are in the United States and the focus of the Company's operations is in that country. Previously, the Company's functional and reporting currency was Canadian dollars. Comparative financial statements were restated as if the U.S. dollar had been the reporting currency in prior years.

  Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2002 and 2001 and cumulative translation gains and losses as of September 30, 2002 and 2001 were not material.

  (j)
  Stock-Based Compensation

  As permitted under SFAS 123, "Accounting for Stock-Based Compensation,"("SFAS 123") the Company has accounted for employee and director stock options in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," ("APB 25") and has made the pro forma disclosures required by SFAS 123 in Note 4.

  Under APB 25, compensation charges arise from those situations where options are granted to employees and directors at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the related stock options.

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

  (k)
  Cash and Cash Equivalents

  Cash and cash equivalents consist of bank deposits and short-term notes with original maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk.

  (l)
  Fair Value of Financial Instruments

  The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable and capital lease obligations at September 30, 2002 and 2001 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

  (m)
  Credit Concentration

  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. Accounts receivable from DIRECTV (see Note 6) at September 30, 2002 and 2001, respectively, represented 55% and 44% of total trade accounts receivable. Revenues realized from DIRECTV represented 12% and 10% of total revenues in the years ended September 30, 2002 and 2001, respectively.

  The Company provides an allowance for bad debts based on historical experience and specifically identified risk.

  (n)
  Debt Issuance Costs and Debt Discount

  Loan fees and other debt issuance costs are deferred and amortized to interest expense over the term of the related loan on a straight-line basis. Debt discount is offset against the principal balance and amortized using the interest method over the term of the related loan.

  (o)
  Income Taxes

  The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

  (p)
  Impact of Recently Issued Accounting Standards

  In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the consensus in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant impact on its consolidated financial statements.

  (q)
  Reclassifications

  Certain prior year amounts have been reclassified to conform to the presentations in the consolidated financial statements as of and for the year ended September 30, 2002.

3.    NOTES PAYABLE

        Notes payable under term loans and convertible promissory notes payable outstanding as of September 30, 2002 consisted of the following:

•	9% note under term loan due in installments through September 30, 2004(A)	$30,166
•	20% notes under term loans due in installments through August 28, 2003 or at maturity on November 28, 2003, net of unamortized debt discount of $23,877(B)	226,123
•	20% notes under term loans due in installments through June 24, 2003 or at maturity on September 24, 2003, net of unamortized debt discount of $18,562(C)	150,188
•	20% notes under term loans due in installments through March 6, 2003, net of unamortized debt discount of $36,777(D)	113,223
•	9% convertible notes due in installments through January 18, 2003, net of unamortized debt discount of $45,205(E)	29,795
•	9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $65,890(F)	9,110
•	3% convertible notes due in installments through July 1, 2003, net of unamortized debt discount of $545,620(G)	287,712

	Total	846,317
Less current portion of notes payable, net of unamortized debt discount of $713,969		828,197

Long-term portion, net of unamortized debt discount of $21,963		$18,120

  (A)
  On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. The first quarterly payment of principal and interest was due on December 31, 2002.

  (B)
  On August 28, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Domino International, Ltd., Jon Gruber and Lloyd Berhoff for $250,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds may be used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. was issued 12,500 two-year warrants, Domino International, Ltd. was issued 25,000 two-year warrants, Jon Gruber was issued 50,000 two-year warrants, and Lloyd Berhoff was issued 37,500 two-year warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (see Note 4c), was $26,250. Accordingly, the Company initially increased additional paid-in capital by $26,250 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. The debt discount is being amortized to interest expense over the lives of the notes. The first quarterly payments of principal and interest were originally due on November 28, 2002. As further explained in Note 15, on November 26, 2002, Lloyd Berhoff, who holds notes in the principal amount of $75,000, agreed to defer all of the quarterly principal payments until November 28, 2003. As of September 30, 2002, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of December 20,

    2002, the noteholders had not yet enforced such provision. Such principal amount, net of unamortized discount, has been classified as a current liability as of September 30, 2002.

  (C)
  On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds may be used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. was issued 25,000 two-year warrants, William Begley was issued 50,000 two-year warrants and the Warren K. and Patricia A. Kourt Trust were issued 12,500 two-year warrants each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (see Note 4c), was $25,375. Accordingly, the Company initially increased additional paid-in capital by $25,375 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid approximately $5,000 of legal and other professional fees in connection with the sale of the notes and, accordingly, recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs are being amortized to interest expense over the lives of the notes. Quarterly payments of principal on notes with an original principal balance of $25,000 held by the Kourt Trust and quarterly payments of interest on all of the notes commenced on September 24, 2002. Quarterly payments of principal on notes with an original principal balance of $50,000 and $100,000 held by Protea Ventures, Ltd. and William Begley, respectively, commenced on December 24, 2002. As further explained in Note 15, on November 26, 2002, William Begley agreed to defer all principal payments until September 24, 2003. As of September 30, 2002, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of December 20, 2002, the noteholders had not yet enforced such provision.

  (D)
  On March 6, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber for $300,000. The notes have a term of one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%. The funds may be used only for capital expenditures in certain select properties. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. and Vancadia Capital Corp. were issued 25,000 two-year warrants and Aspen International, Ltd. and Jon Gruber were issued 50,000 two-year warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (see Note 4c), was $85,500. Accordingly, the Company initially increased additional paid-in capital by $85,500 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid $33,000 of legal and other professional fees in connection with the sale of the notes and, accordingly, recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs are being amortized to interest expense over the lives of the notes. Quarterly payments of principal and interest commenced on June 6, 2002. As of September 30, 2002, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of December 20, 2002, the noteholders had not yet enforced such provision.

  (E)
  On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes are for one year at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. Each of Fitzgerald and Begley can request quarterly conversion of the principal and interest at a conversion price of $0.33 per share. The first and second quarterly payments were respectively due on April 18, 2002 and July 18, 2002 (see Note 15). Conversion was requested. A total of 122,585 common shares were issued each to Begley and Fitzgerald on August 9, 2002 to satisfy this obligation for the first two quarters. As additional consideration in connection with the issuance of the Promissory Notes, the Company issued 225,000 warrants each to Fitzgerald and Begley at an exercise price of $0.43 per share for a two-year exercise period. Accordingly, the Company initially increased additional paid-in capital by $65,250 each for the fair value of the warrants as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 and reduced the carrying value of the Promissory Notes for the debt discount attributable to the fair value of the warrants issued to the investors. The fair value of the Company's stock at January 18, 2002 was $0.36 per share, which exceeded the effective conversion price for the Promissory Notes. Such excess constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate effective conversion price and the fair value of the common stock into which the securities are converted ("Beneficial Conversion Feature"). The Beneficial Conversion Feature associated with these notes aggregated $175,955. Since the amount of debt discount cannot exceed the principal balance of the Promissory Notes, the Company initially increased additional paid-in capital by $19,500 and reduced the carrying value of the Promissory Notes by a corresponding amount.

  (F)
  On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC ("Roselink") for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share. The first and second quarterly payments were respectively due on April 24, 2002 and July 24, 2002 (see Note 15). Because the payments were not made, they automatically converted. A total of 88,542 common shares were issued to Roselink on August 9, 2002 to satisfy this obligation for the first two quarters. As additional consideration in connection with the issuance of the Promissory Note, the Company issued 300,000 warrants to Roselink at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $111,000, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $130,303. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $241,303. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $100,000 and reduced the carrying value of the Promissory Note by a corresponding amount.

  (G)
  On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. ("Trinity") for $1,000,000. The Promissory Note is payable through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share. Automatic conversions took place on August 1, 2002 and September 1, 2002 with 264,003 and 263,362 shares issued, respectively (see Note 15). As additional consideration in connection with the issuance of the Promissory Note, the Company issued 3,000,000 warrants to Trinity at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $1,110,000, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company's common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $1,303,030. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $2,413,030. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $1,000,000 and reduced the carrying value of the Promissory Note by a corresponding amount. In addition, the placement agent, Haywood Securities Inc., received 150,000 shares of Company stock with a fair value of $75,000 and warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $0.43 for a two-year period with a fair value of $55,500, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. Accordingly, the Company increased common stock and additional paid-in capital and deferred finance costs for the fair value of the common stock and warrants issued. The proceeds from the Promissory Note were restricted for use in the acquisition and maintenance of certain digital satellite video assets in February 2002 (see Note 8) and were not commingled with the Company's operating funds.

          Certain notes payable are secured by accounts receivable and certain property and equipment.

          Principal payment requirements (including amounts that may be paid through common stock conversions) for the notes payable in years subsequent to September 30, 2002 are as follows:

Year Ending September 30,	Amount
2003	$1,542,166
2004	40,083

Total	$1,582,249

          On January 11, 2001, the Company issued a convertible note and received cash proceeds of $150,000. The note was convertible into common shares of the Company at a conversion price of $0.25 per common share at anytime during the period from April 10, 2001 to December 31, 2001. In addition, the lender received 600,000 warrants exercisable at $0.60 per share for a period of one year. On April 6, 2001, the Company repaid the convertible note in full. A Beneficial Conversion Feature with a fair value of $60,000 arising from the issuance of the note was recognized as additional interest expense in the year ended September 30, 2001. The warrants expired on January 11, 2002.

          The issuances of warrants as additional consideration in connection with the issuances of the notes and the issuances of shares of common stock as payments of principal and interest on the notes were non-cash transactions that are not reflected in the accompanying consolidated statements of cash flows.

4.    SHARE CAPITAL

  (a)
  Preferred Shares

          On January 28, 2000, the Company issued 3,630,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares"), at an issue price of $2.50 per share, in exchange for cash and services in connection with a private placement. A total of 3,637,200 Preferred Shares were converted in the year ended September 30, 2001 and the remaining 7,200 Preferred Shares were effectively converted in the year ended September 30, 2002 at the conversion ratio that was in effect during those years of 1.15 common shares for each Preferred Share.

          As on September 30, 2002, the Company was still authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. However, there were no shares of preferred stock outstanding as of September 30, 2002.

  (b)
  Stock Option Plans

  (i)
  Suppliers' Stock Option Plan ("Suppliers' Plan"):

            On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers' Plan, eligible suppliers can earn options to purchase an aggregate of 250,000 common shares of the Company. As of September 30, 2002, all 250,000 options had been issued, with a final option grant of 25,000 being granted to a supplier for work completed through September 2001. This last option to purchase common shares of the Company was issued at an exercise price of $1.50 per share and exercisable for five years from the date of issue.

            Under the requirements of SFAS 123, the Company recorded a stock based compensation charge to sales expense in connection with the Suppliers' Plan of $32,737 in the year ended September 30, 2001.

    (ii)
    Directors'/Officers' and Employees' Stock Option Plans ("Employee Plans"):

            On November 24, 1998, the Company established Employee Plans whereby certain employees, officers and directors were granted options to purchase up to an aggregate of 600,000 common shares of the Company. On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan ("2000 Option Plan"). Under the 2000 Option Plan, the Company was authorized to grant certain employees, consultants, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company at $5.00 per share. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the November 24, 1998 Employee Plans, 90,276 were redesignated to be included in the 2000 Option Plan.

            On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan ("2001 Option Plan") to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001. In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan. As a result, the Company adopted variable-plan accounting and therefore increases in the share price are recorded as compensation expense in the period the increase occurs. There was no impact on the results of operations for the years ended September 30, 2002 and 2001. Due to the decline in the market price of the Company's common stock, there were no charges to operations in connection with the 2001 Option Plan in the years ended September 30, 2002 and 2001. Changes in the market price of the Company's stock in future periods may impact future operating results.

            On May 9, 2002, the Board of Directors of the Company granted a total of 230,000 options pursuant to the 2001 Option Plan to employees. These options have a five-year term and an exercise price of $0.60 per share.

            On September 12, 2002, the Board of Directors of the Company granted each independent Board member additional options as compensation for sitting on the Board for the current and upcoming year. Douglas Hooper, J.E. "Ted" Boyle and Robert Dyck each received 50,000 fully vested options at an exercise price of $0.60 per share, exercisable for five years.

            The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the years ended September 30, 2002 and 2001, there was no excess and, accordingly, no compensation cost was required to be recorded in connection with options issued to directors, officers and employees.

            Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by SFAS 123 to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value method of the options at the grant date and then amortizes the fair value to expense over the options' vesting period. Using the Black-Scholes method, which is a fair value method for stock-based compensation described in SFAS 123, and the assumptions set forth in Note 4(d), additional compensation costs of $1,653,309 and $5,585,840 would have been recorded for the years ended September 30, 2002 and 2001, respectively. The pro forma net loss and loss per common share for the years ended September 30, 2002 and 2001, had the Company utilized the fair value method described in SFAS 123, are set forth below:

	Year ended September 30,
	2002	2001
Pro forma net loss	$(4,641,344)	$(8,012,295)
Pro forma loss per common share	$(0.25)	$(0.46)

            The unamortized fair value of all remaining outstanding employee stock options as of September 30, 2002 is $564,939 and will be charged to pro forma net earnings in future years according to the vesting terms of the options.

    (iii)
    Issuance of Options to Consultants:

            On May 9, 2002, the Company granted options to purchase a total of 50,000 shares of common stock under the 2001 Option Plan to a consultant in exchange for services. The options are exercisable at $0.60 per share, vested immediately and are exercisable for a period of five years. The fair value of the options, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (see Note 4(d)) was $20,000, which was charged to general and administrative expenses in the year ended September 30, 2002.

    (iv)
    Stock Option Activity:

            The Company's Employee Plans were initially authorized to issue a total of 4,000,000 shares and the Company's Supplier Plan is authorized to issue a total of 250,000 shares. Through September 30, 2002, 125,000 shares have been exercised in the Employee Plans and no shares have been exercised in the Supplier Plan. The following table (based on 4,125,000 available options during the years ended September 30, 2002 and 2001) summarizes all of the Company's stock option activity during the years ended September 30, 2002 and 2001:

	Options Available For Issuance	Number of Options Outstanding	Weighted Avg. Exercise Price Per Share
Outstanding at Sept. 30, 2000	526,640	3,598,360	$4.29
Granted (weighted average fair value of $0.48 per share)	(1,141,500)	1,141,500	$0.62
Expired	1,451,264	(1,451,264)	$1.48
Outstanding at Sept. 30, 2001	836,404	3,288,596	$0.75
Granted (weighted average fair value of $0.40 per share)	(430,000)	430,000	$0.60
Expired	895,846	(895,846)	$0.60
Outstanding at Sept. 30, 2002	1,302,250	2,822,750	$0.68

    As at September 30, 2002, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
$0.60	2,572,750	2.76	2,056,833
1.50	223,885	1.35	223,885
1.75	12,375	2.42	12,375
2.00	13,740	2.42	13,740

	2,822,750		2,306,833

    The 515,917 unvested options outstanding at September 30, 2002 vest over a three-year period.

  (c)
  Warrants

  (i)
  Details of warrants outstanding as of September 30, 2002 are as follows:

	Number of Warrants	Weighted- Average Exercise Price	Fair Value	Expiration Date
Issued:
M.H. Holdings (see 1, below)	165,000	$0.75	$44,500.00	11/25/02
Small Caps Online (see 2, below)	100,000	0.31	25,739.00	11/1/04
Jeffrey Davis (see 2, below)	50,000	0.31	12,869.00	11/1/04
Daniel Fitzgerald (see 3, below)	225,000	0.43	65,250.00	1/18/04
William Begley (see 3, below)	225,000	0.43	65,250.00	1/18/04
Roselink Investors (see 4, below)	300,000	0.43	111,000.00	1/24/04
Trinity Pacific Investments, Ltd. (see 5, below)	3,000,000	0.43	1,110,000.00	1/24/04
Haywood Securities Inc. (see 5, below)	150,000	0.43	55,500.00	1/24/04
Protea Ventures, Ltd. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Vancadia Capital Corp. (see 6, below)	25,000	0.43	14,250.00	3/6/04
Aspen International Ltd. (see 6, below)	50,000	0.43	28,500.00	3/6/04
Jon Gruber (see 6, below)	50,000	0.43	28,500.00	3/6/04
Protea Ventures, Ltd. (see 7, below)	25,000	0.43	7,250.00	6/24/04
William Begley (see 7, below)	50,000	0.43	14,500.00	6/24/04
The Kourt Trust (see 7, below)	12,500	0.43	3,625.00	6/24/04
Protea Ventures, Ltd. (see 8, below)	12,500	0.43	2,625.00	8/28/04
Domino International, Ltd. (see 8 below)	25,000	0.43	5,250.00	8/28/04
Jon Gruber (see 8, below)	50,000	0.43	10,500.00	8/28/04
Lloyd Berhoff (see 8 below)	37,500	0.43	7,857.00	8/28/04

Outstanding at Sept. 30, 2002	4,577,500	$0.43	$1,627,215.00

    (ii)
    Warrants Issued in Connection with Services and Financing Activities:

            (1)  On November 16, 1999, the Company issued 165,000 warrants to M.H. Holdings for assistance with the production of marketing materials. These warrants were to expire on

    November 25, 2001. Because MH Holdings was still providing the Company marketing production assistance, the expiration of the warrants was extended for an additional year through November 25, 2002. The Company recorded a charge to operations of $44,500 in connection with the extension based on the fair value of the options, as calculated using a Black-Scholes option pricing model, in accordance with SFAS 123 (see Note 4(d)).

            (2)  On November 1, 2001, the Company issued 100,000 warrants to SmallCaps Online Group, LLC, an online financial group, and 50,000 warrants to its President, Jeffrey Davis, in exchange for best efforts financing services. The Company recorded a charge to operations of $38,608 in connection with the issuance of the warrants based on the fair value of the options, as calculated using a Black-Scholes option pricing model, in accordance with SFAS 123 (see Note 4(d)).

            (3)  On January 18, 2002, the Company issued 225,000 warrants each to Daniel Fitzgerald and William Begley at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $150,000 in funds raised through the issuance of Promissory Notes (see Note 3).

            (4)  On January 24, 2002, the Company issued 300,000 warrants to Roselink at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $100,000 in funds raised through the issuance of Promissory Notes (see Note 3).

            (5)  On January 24, 2002, the Company issued 3,000,000 warrants to Trinity at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $1,000,000 in funds raised through the issuance of Promissory Notes (see Note 3). As part of the financing fee to attract Trinity's participation, the Company issued 150,000 shares of common stock at $0.33 per share and 150,000 warrants at an exercise price of $0.43 per share for a two-year exercise period to Haywood Securities Inc.

            (6)  On March 6, 2002, the Company issued 25,000 warrants each to Protea Ventures, Ltd. and Vancadia Capital Corp. and 50,000 warrants each to Aspen International, Ltd. and Jon Gruber, all at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $300,000 in funds raised through the issuance of Promissory Notes (see Note 3).

            (7)  On June 24, 2002, the Company issued 25,000 warrants to Protea Ventures, Ltd., 50,000 warrants to William Begley and 12,500 warrants to the Warren K. and Patricia A. Kourt Trust, all at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $175,000 in funds raised through the issuance of Promissory Notes (see Note 3).

            (8)  On August 28, 2002, the Company issued 12,500 warrants to Protea Ventures, Ltd., 25,000 warrants to Domino International, Ltd., 50,000 warrants to Jon Gruber and 37,500 warrants to Lloyd Berhoff, all at an exercise price of $0.43 per share for a two-year exercise period as part of the consideration for $250,000 in funds raised through the issuance of Promissory Notes (see Note 3).

  (d)
  Assumptions Used in Determining Fair Value of Stock Options and Warrants

          The fair value of the warrants issued in connection with the issuances of notes payable (see Note 3), the fair value of the options issued to employees used in connection with the computation of pro forma net loss and loss per common share (see Note 4(b)(ii)) and the fair value of the options and warrants issued to non-employees in exchange for consulting, marketing and financial services (see Note 4(b)(iii) and 4(c)(ii) were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions used for 2002 and 2001:

	2002	2001
Expected volatility	127%	160%
Risk-free interest rate	4.75%	4.7%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%
  (e)
  Stock Purchase Plan

          On October 23, 2001, the Company established, and the Board of Director's approved, the 2001 Employee Stock Purchase Plan ("Purchase Plan") whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000.

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

          During the year ended September 30, 2002, the Company issued 473,459 shares to employees under the Purchase Plan. The aggregate purchase price for those shares of $119,413 was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries or severance. As of September 30, 2002, the Company had reserved 46,855 shares under the Purchase Plan that were issued to employees at $0.18 per share on October 1, 2002 (see Note 15). Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

  (f)
  Reserved Common Shares

          The Company has reserved 169,533 shares for issuance upon the request of an executive officer to be issued for the payment of $50,250 through the offset of that amount against accrued salary.

5.    COMMITMENTS AND CONTINGENCIES

  (a)
  Litigation

          The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of September 30, 2002, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

  (b)
  Contracts

          The Company has previously entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $180,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

  (c)
  Disputed Accounts Payable

          As of September 30, 2002, the Company was in a dispute with WorldCom over charges of $58,367 based on their pricing of two T-1 lines for Internet service. It is the Company's position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially more significant price. WorldCom has been unresponsive to requests for a pricing review. The Company was also negotiating a dispute with AM Broadband over charges of $28,748 based on certain invoices they have submitted for subcontractor work. Management believes that the Company has made appropriate accruals as of September 30, 2002 and the amount, if any, of charges to be recorded in subsequent periods in connection with these disputes will not be material.

  (d)
  Operating Leases

          The following is a schedule by years of future minimum rental payments required under operating leases as of September 30, 2002 that had initial non-cancelable lease terms in excess of one year:

Amount
2003	$97,762
2004	81,468
2005 and thereafter	—

$179,230

  Rent expense under all operating leases amounted to $127,873 and $195,714, respectively, for the years ended September 2002 and 2001.

6.    STRATEGIC ALLIANCES

  (a)
  DIRECTV

          In May 2000, the Company entered into a long-term System Operator Agreement with DirecTV, Inc. ("DIRECTV"), a California company. The Company's contract with DIRECTV gives the Company a share of monthly net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a subsidy for each net subscriber addition. The Company incurs only the costs associated with the implementation of its services and will not share any of DIRECTV's programming or broadcasting costs.

  (b)
  Cisco Systems

          In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. ("Cisco"). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company's high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of September 30, 2002, the Company had a total obligation under this agreement of $222,600, which was accounted for as a capital lease. Such purchases are non-cash transactions.

          Future minimum lease payments under capital lease obligations in each of the years subsequent to September 30, 2002 are as follows:

Year Ending September 30,	Amount
2002	$152,110
2003	$82,969
2004	$6,914

Total minimum lease payments	$241,993
Less amount representing interest	$19,343

Present value of net minimum lease payments	$222,650
Less current portion	$135,650

Long-term portion	$87,000

            The net book value of equipment under capital leases as of September 30, 2002 was $190,825 and is included in property and equipment.

7.    ACQUISITION OF DIGITAL SOLUTIONS, LLC

        On April 30, 2001, the Company acquired Digital Solutions, LLC ("Digital Solutions"), a New England based digital satellite television service provider, for $1,750,000 in cash and 500,000 shares of common stock of the Company with a fair value of $235,000. The acquisition was accounted for under the purchase method and the assets, liabilities, revenues and expenses related to Digital Solutions were consolidated with the accounts of the Company effective April 30, 2001.

        Acquisition costs were allocated to the fair value of the net assets assumed as set forth below:

Cash	$30,833
Other current assets	52,605
Investment in Joint Venture	103,011
Property and equipment	233,604
Intangible assets	1,675,380
Less: current liabilities	(110,433)

Acquisition cost	$1,985,000

        The acquisition costs exceeded the fair value of the net assets assumed by $1,675,000. Such excess was attributable to building access agreements and customer lists and, accordingly, included in intangible assets. Intangible assets acquired are being amortized over five years.

        The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired Digital Solutions at the beginning of the year ended September 30, 2001:

Total revenue	$1,315,334
Net loss	(2,645,709)
Net loss per common share	$(0.15)

        The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

8.    ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

        In February 2002, the Company executed an agreement with Verizon Media Ventures and Verizon Entertainment Services ("Verizon") to purchase certain assets of its digital satellite video division. A majority of the funds raised through the series of privately offered convertible promissory notes in January 2002 were for the purchase, integration, maintenance and growth of the portfolio of subscribers and properties being acquired by the Company from Verizon (see Note 3). The assets acquired consisted of digital satellite video subscribers and the equipment and systems to service these subscribers in MDU properties located mainly in the Northeast U.S. The total acquisition price of $763,210 was attributable to building access agreements and customer lists and, accordingly, included in intangible assets. Intangible assets acquired are being amortized over four years.

9.    INVESTMENT IN AND TRANSACTIONS WITH AVALONBAY JOINT VENTURE

        As part of the acquisition of Digital Solutions, the Company assumed all obligations and benefits of Digital Solutions' interest in a joint venture agreement with AvalonBay Cable I, Inc. ("Joint Venture"), an affiliate of AvalonBay Communities, Inc. ("AvalonBay"), for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay's residential communities. The investment in the Joint Venture is accounted for pursuant to the equity method and, accordingly, the Company's proportionate interest in the net earnings of the Joint Venture has been reflected separately in the Company's consolidated statements of operations for the years ended September 30, 2002 and 2001. As at September 30, 2001, the investment in the Joint Venture of $199,221 was comprised of the fair value of acquired assets of $103,011, plus additional contributions of $88,249 less distributions of $12,509, plus the Company's 50% share of the Joint Venture's cumulative net income from the date of acquisition of Digital Solutions, which amounted to $20,470. During the year ended September 30, 2002, the Company made additional contributions of $207,622, received distributions of $127,387 and recorded $32,010 as its 50% share of the Joint Venture's net income, and, as a result, its investment in the Joint Venture had increased to $311,466 at September 30, 2002.

        The assets, liabilities and operating results of the Joint Venture as of and for the years ended September 30, 2002 and 2001 are summarized below:

	September 30, 2002	September 30, 2001
Current assets	$301,239	$71,761
Total assets	1,103,753	429,121
Current liabilities	480,775	2,021
Deferred revenue	127,596	30,681
Venturers' equity	622,978	396,419
	Year ended September 30, 2002	From acquisition on April 30, 2001 to September 30, 2001
Revenues	$496,697	$236,029
Expenses	432,675	191,216

Net earnings	$64,022	44,813

        The Company's revenue for the year ended September 30, 2002 includes $280,818 from sales of receivers to the Joint Venture and charges primarily for installation and management fees. The Company's revenue for the year ended September 30, 2001 derived from transactions with the Joint Venture were not material. The Company also receives certain payments from DIRECTV on behalf of the Joint Venture. The Company did not have any material net receivables from or payables to the Joint Venture at September 30, 2002 and 2001.

10.  PROPERTY AND EQUIPMENT

        The components of property and equipment are set forth below:

	September 30,
	2002	2001
Telecommunications equipment, installed	$3,587,397	$1,517,207
Computer equipment	341,732	328,265
Furniture and fixtures	105,640	94,940
Vehicles	24,954	49,954

	4,059,723	1,990,366
Less: Accumulated amortization	(739,348)	(263,656)

	$3,320,375	$1,726,710

        Depreciation expense amounted to $487,391 and $412,332 for the years ended September 30, 2002 and 2001, respectively.

11.  INTANGIBLE ASSETS

        The components of intangible assets are set forth below:

	September 30,
	2002	2001
Building access agreements and subscriber lists	$2,011,627	$1,675,380
Less: Accumulated amortization	(506,398)	(136,862)

	$1,505,229	$1,538,518

        Amortization expense amounted to $369,536 and $136,862 for the years ended September 30, 2002 and 2001, respectively.

12.  INCOME TAXES

        The Company had pre-tax losses but did not record any credits for Federal or other income taxes for the years ended September 30, 2002 and 2001. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

        As of September 30, 2002 and 2001, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2002	2001
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$2,802,000	$719,000
Canada	3,135,000	3,135,000
Depreciation of property and equipment		32,000
Amortization of intangible assets	135,000
Other	40,000

Total	6,112,000	3,886,000
Deferred tax liabilities—depreciation of property and equipment	(281,000)

Net deferred tax assets	5,831,000	3,886,000
Less valuation allowance	(5,831,000)	(3,886,000)

Total	$—	$—

        At September 30, 2002 and 2001, the Company had net operating loss carry forwards of approximately $7,005,000 and $2,591,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $689,000 and $6,548,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2002, the Federal tax carry forwards will expire from 2003 through 2022 and the Canadian tax carryforwards will expire from 2005 through 2009. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2001 (see Note 13).

        The deferred tax valuation allowance increased by $1,945,000 and $810,000 in the years ended September 30, 2002 and 2001, respectively.

13.  GAIN ON SALE OF CANADIAN SUBSCRIBERS

        On January 31, 2001, the Company completed an agreement with Star Choice Television Network, Inc. ("Star Choice") for the sale to Star Choice of certain Canadian satellite television subscribers and the telecommunications equipment required to service the related subscribers for $3,681,100. The equipment sold had an original cost of $3,348,300 and a net book value of $2,784,744 at January 31, 2001. Net intangible assets carried by the Company at $59,672 at January 31, 2001 was related to the sold subscribers and, accordingly, were written off. The transaction resulted in a gain of $836,984, which was reduced by cumulative foreign exchange losses relating to these assets.

        On April 27, 2001, the Company completed an agreement with Star Choice for the sale to Star Choice of certain Canadian satellite television subscribers and the telecommunications equipment required to service the related subscribers for $3,276,227. The equipment sold had an original cost of approximately $1,431,732 and a net book value of $1,236,500 at April 27, 2001. The transaction resulted in a gain of $2,039,727, which was reduced by cumulative foreign exchange losses relating to these assets.

        As a result of these sales, the Company ceased substantially all of its Canadian operations and it subsequently redeployed its assets and operations in the United States.

14.  SEGMENT AND RELATED INFORMATION

        The Company operates in one industry segment. The Company's operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings. Revenues for the year ended September 30, 2001 of $570,377 and $547,230 related to the United States and Canada, respectively. As explained in Note 13, the Company ceased substantially all of its Canadian operations in the year ended September 30, 2001 and, accordingly, it had no significant Canadian revenues in the year ended September 30, 2002 and no significant Canadian assets as of September 30, 2002 and 2001.

15.  SUBSEQUENT EVENTS

        On October 1, 2002, the Company issued 46,855 shares of its common stock to employees that were purchased by employees through September 30, 2002 pursuant to the Purchase Plan (see Note 4(e)).

        On November 26, 2002, the Company renegotiated payment terms for Promissory Notes held by Lloyd Berhoff and William Begley (see Note 3). As part of the consideration for the renegotiated promissory notes, the Company issued 200,000 warrants to William Begley and 150,000 warrants to Lloyd Berhoff, all at an exercise price of $0.25 per share for a three-year exercise period.

        On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000 (see Note 3). The third quarterly payment was due on October 18, 2002. Conversion was requested and a total of 118,750 shares were each issued to Begley and Fitzgerald on November 14, 2002.

        On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink for $100,000 (see Note 3). The third quarterly payment was due on October 24, 2002. Because the payment was not made, the amount due was automatically converted into a total of 42,995 common shares which were issued on November 14, 2002.

        On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3). The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share. Automatic conversions took place on October 1, 2002, November 1, 2002 and December 1, 2002 with 262,721, 262,080 and 261,439 shares issued, respectively.

PART III

Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The following are the directors and executive officers of the Company:

        Robert Dyck, 45, joined the Board of Directors in May 2000. He has been president of WRE Development Ltd. since 1978. WRE Development Ltd. owns, develops and manages residential rental properties throughout the U.S. and Canada. Mr. Dyck is also co-owner of Norquay Management, a residential property management venture. He has overseen the expansion of a property and development portfolio now valued at more that C$100 million. Mr. Dyck has substantial experience in the supervision of new apartment construction, analysis of acquisition opportunities for development and investment purposes and review of new technologies to increase the efficiency of the property portfolio.

        Douglas G. Hooper, 42, joined the Board of Directors in May 2000. He is currently an acquisitions and finance consultant, who has extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President and CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

        John Edward Boyle, 58, joined the Board of Directors in May 2000. From 1998 to 2001 he was President and CEO of Multivision (Pvt.) Ltd., a cable television company. From 1996 to 1997, Mr. Boyle was President and CEO of PowerTel TV Inc., a digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1995-1996), Mr. Boyle was responsible for taking one of Canada's first national direct-to-home satellite services from conception to launch readiness while raising public awareness of DTH. Prior to 1995, Mr. Boyle has also held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications Inc. (Cancom). As Vice-President of Regional Companies at Cancom, and later as Vice President of Market Development at Regional Cablesystems, he led the licensing or acquisition of over 1,000 Canadian and American cable systems.

        Sheldon B. Nelson, 40, has served as President, Chief Executive Officer and a director of the Company since November 1998. From 1983 to 1998, he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day to day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed the Company into one of Canada's largest private cable system operators. Mr. Nelson is a graduate of Gonzaga University, in Spokane, WA. He graduated from the School of Business Administration in 1983, Magna cum Laude, and was the recipient of the School of Business Administrations' Award of Excellence.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2002 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 10—Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

        The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the "named executive officers").

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
		Annual Compensation		Securities Underlying Options (in shares, cumulative)
Name and Principal Position	Fiscal Year						All Other Compensation(2)
		Salary ($)			Bonus
Sheldon B. Nelson,(1) President and CEO	2002 2001 2000	$ $ $	181,723 143,395 96,108	800,000 800,000 575,000	$ $ $	-0- 29,656 -0-	$ $ $	-0- -0- 3,609
Dean Taylor,(3) VP of Business Development	2002 2001	$ $	121,228 103,930	400,000 400,000	$ $	-0- 84,771	$ $	4,235 5,660
Patrick Cunningham,(4) VP of Marketing and Operations	2002 2001	$ $	160,000 160,000	300,000 300,000	$ $	-0- 23,333		$6,000 6,000
Bradley D. Holmstrom,(5) General Counsel	2002		$105,000	250,000		$-0-		$6,000
David Marmour,(6) Director of Operations	2002 2001	$ $	54,908 115,000	150,000 150,000	$ $	-0- 3,000	$ $	2,200 4,800

(1)
Mr. Nelson became the President and Chief Executive Officer of the Company in November 1998. Mr. Nelson's salary of $181,723 for fiscal year 2002 consists of $135,223 in salary (cash), common shares in the amount of 169,533 in lieu of $41,500 of salary (cash) and $5,000 in a deferral that Mr. Nelson may exercise to receive in common shares.

(2)
Auto allowance.

(3)
Mr. Taylor joined the Company in June of 2000 and became Vice President of Business Development in June of 2001. Mr. Taylor's employment terminated in May of 2002 and he entered into a consulting agreement with the Company though August 2002. The Company paid Mr. Taylor a severance package consisting of $46,664, 146,316 shares of common stock and his vested options in the amount of 175,000 for two years.

(4)
Mr. Cunningham joined the Company in March 2000 as Vice President of U.S. Operations.

(5)
Mr. Holmstrom joined the Company as staff attorney in April 2000 and became General Counsel in July of 2001.

(6)
Mr. Marmour joined the Company in May of 2000 as Director of Operations. Mr. Marmour's employment terminated in March of 2002.

OPTIONS GRANTED IN FISCAL YEAR 2002

        The Company granted options to the following named executive officers and director during fiscal year ending September 30, 2002.

	Individual Grants
	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Expiration Date
Bradley D. Holmstrom	50,000	8.60%	$0.60	5/09/2007
Robert Dyck	50,000	8.60%	$0.60	9/12/2007
J.E. "Ted" Boyle	50,000	8.60%	$0.60	9/12/2007
Douglas Hooper	50,000	8.60%	$0.60	9/12/2007

COMPENSATION OF DIRECTORS

        Each director who is not an employee or full time consultant of the Company is paid C$1,000 per month and an attendance fee of C$1,000, plus out-of-pocket expenses, for each Board or committee meeting attended. In addition, during the fiscal year ended September 30, 2002, Messrs. Boyle, Dyck and Hooper each received five-year, fully-vested options to purchase 50,000 shares of common stock at $0.60 per share. This grant is for renumeration for sitting on the Board for fiscal years 2002 and 2003.

Item 11—Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information with respect to beneficial ownership of our outstanding stock as of September 30, 2002 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each of the Company's directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company's executive officers and directors as a group.

	Shares Beneficially Owned(1)
Name of Beneficial Owner
	Number(3)	Percent
Sheldon B. Nelson(2)	1,608,673	7.8%
Dean Taylor	460,940	2.2%
Patrick Cunningham	289,525	1.4%
Bradley Holmstrom	258,969	1.3%
J.E. (Ted) Boyle	100,000	0.5%
Robert Dyck	100,000	0.5%
Douglas G. Hooper	100,000	0.5%
All executive officers and directors as a group (7 persons)(4)	2,918,107	14.2%

(1)
Unless otherwise indicated below, each stockholder had sole voting and sole investment power with respect to all shares beneficially owned.

(2)
808,673 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, and 800,000 shares subject to options exercisable within 60 days.

(3)
Includes common stock and currently exercisable options to purchase shares of common stock.

(4)
Includes 1,525,140 shares of common stock and options to purchase 1,562,494 shares of common stock exercisable within 60 days.

Item 12—Certain Relationships and Related Transactions

        There have been no such transactions during the past two fiscal years, other than transactions with the Joint Venture. The Company's revenue for the year ended September 30, 2002 includes $280,818 from sales of receivers to Joint Venture and charges primarily for installation and management fees. The Company's revenue for the year ended September 30, 2001 derived from transactions with the Joint Venture were not material. The Company also receives certain payments from DIRECTV on behalf of the Joint Venture. The Company did not have any material net receivables from or payables to the Joint Venture at September 30, 2002 and 2001.

Item 13—Exhibits and Reports On Form 8-K

        On February 11, 2002 we filed an 8-K disclosing our change in independent auditors

        On February 22, 2002 we filed an 8-K disclosing the existence of our agreement with Verizon for the purchase of assets.

        On August 20, 2002 we filed an 8-K certifying the financial statements included in our report on Form 10-QSB.

        The Company files herewith Exhibit 99, Certification of the Annual Report of MDU Communications International, Inc. on Form 10-KSB for the fiscal year ended September 30, 2002 filed with the SEC on January 14, 2002.

Item 14—Controls and Procedures

        It is the Chief Executive Officer's responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed, is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, management review of monthly and quarterly results and an established system of internal controls

        During the fourth quarter, management, including the Chief Executive Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures currently in place, for a company its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.
By:	/s/ SHELDON NELSON Sheldon Nelson Chief Financial Officer January 10, 2003

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON Sheldon B. Nelson	Principal Executive Officer and Director	January 10, 2003
/s/ DOUGLAS G. HOOPER Douglas G. Hooper	Director	January 10, 2003
/s/ ROBERT DYCK Robert Dyck	Director	January 10, 2003
/s/ JOHN EDWARD BOYLE John Edward Boyle	Director	January 10, 2003

QuickLinks

  FORWARD-LOOKING STATEMENTS
PART I
  Item 1—Description of Business
  Item 2—Description of Property
  Item 3—Legal Proceedings
  Item 4—Submission of Matters to a Vote of Security Holders
PART II
  Item 5—Market for Common Equity and Related Stockholder Matters
  Item 6—Management's Discussion and Analysis
  Item 7—Financial Statements
INDEPENDENT AUDITORS' REPORT
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Balance Sheets
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Operations
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Stockholders' Equity
MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Condensed Statements of Cash Flows
MDU COMMUNICATIONS INTERNATIONAL, INC. Notes to Consolidated Financial Statements
PART III
  Item 9—Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10—Executive Compensation
SUMMARY COMPENSATION TABLE
OPTIONS GRANTED IN FISCAL YEAR 2002
  Item 11—Security Ownership of Certain Beneficial Owners and Management
  Item 12—Certain Relationships and Related Transactions
  Item 13—Exhibits and Reports On Form 8-K
  Item 14—Controls and Procedures
SIGNATURES