Form 10QSB
period 2002-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2003-02-14
CIK 1086139

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No.: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60 Commerce Way, Unit D, Totowa, NJ	07512
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (973) 237-9499

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2003, there were 21,648,603 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheet

December 31, 2002 (Unaudited) and September 30, 2002

	December 31, 2002	September 30, 2002

ASSETS

CURRENT
Cash and cash equivalents	$10,803	$99,277
Accounts receivable - trade, net of an allowance of $80,000	572,999	755,056
Prepaid expenses and deposits	74,944	100,370
TOTAL CURRENT ASSETS	658,746	954,703

Telecommunications equipment inventory	243,325	266,595
Property and equipment, net	3,344,504	3,320,375
Investment in joint venture	311,466	311,466
Intangible assets, net	1,421,459	1,505,229
Deferred finance costs, net	72,839	88,859
TOTAL ASSETS	$6,052,339	$6,447,227

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$507,374	$611,239
Other accrued liabilities	475,846	666,111
Current portion of notes payable, net of debt discount of $474,325 and $713,969	697,841	828,197
Current portion of capital lease obligation	155,260	135,650
TOTAL CURRENT LIABILITIES	1,836,321	2,241,197

Deferred revenue	934,271	781,099
Notes payable, net of current portion and debt discount of $10,658 and $21,963	13,154	18,120
Capital lease obligation, net of current portion	67,390	87,000
TOTAL LIABILITIES	2,851,136	3,127,416
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, par value $0.001; 50,000,000 shares authorized, 20,766,284 and 19,539,136 shares issued and outstanding	20,766	19,539
Additional paid-in capital	18,869,209	18,506,291
Accumulated deficit	(15,688,772)	(15,206,019)
TOTAL STOCKHOLDERS’ EQUITY	3,201,203	3,319,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,052,339	$6,447,227

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations (Unaudited)

Three months ended December 31, 2002 and 2001

	Three months ended December 31, 2002	Three months ended December 31, 2001

REVENUE	$827,308	$630,349

OPERATING EXPENSES
Direct costs	172,962	282,736
Sales expenses	114,434	129,676
Customer service expenses	241,872	96,786
General and administrative expenses	254,897	428,916
Depreciation and amortization expense	266,501	171,700
TOTAL	1,050,666	1,109,814

OPERATING LOSS	(223,358)	(479,465)
Other income (expenses)
Gain on settlement of accounts payable	55,526
Interest income		4,356
Interest expense (including non cash interest of $266,968 in 2002)	(324,921)	(39,099)
Equity in earnings of joint venture	10,000	10,639
NET LOSS	$(482,753)	$(503,569)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	20,241,457	18,046,320

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended December 31, 2002

	Common stock		Additional Paid-in capital	Accumulated
	Shares	Amount	Amount	deficit	Total
Balance, October 1, 2002	19,539,136	$19,539	$18,506,291	$(15,206,019)	$3,319,811

Conversion of notes payable	947,985	948	311,888		312,836

Issuance of common stock for accrued compensation	139,163	139	24,570		24,709

Issuance of shares as partial settlement of accounts payable	140,000	140	26,460		26,600
Net loss				(482,753)	(482,753)
Balance, December 31, 2002	20,766,284	$20,766	$18,869,209	$(15,688,772)	$3,201,203

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended December 31, 2002 and 2001

	For the three months ended December 31 2002	For the three months ended December 31 2001

OPERATING ACTIVITIES
Net loss	$(482,753)	$(503,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	9,229
Depreciation and amortization	266,501	171,700
Issuance of options and warrants in exchange for services		38,608
Charges to interest expense for amortization of deferred finance costs and debt discount	266,968
Equity in earnings of joint venture	(10,000)	(10,639)
Gain on settlement of accounts payable	(55,526)
Changes in operating assets and liabilities:
Accounts receivable	172,828	(435,571)
Prepaid expenses and deposits	25,426	(5,568)
Accounts payable	33,261	140,409
Other accrued liabilities	(152,720)	(95,363)
Deferred revenue	14,309	268,340
Net cash provided by (used in) operating activities	87,523	(431,653)
INVESTING ACTIVITIES
Purchase of property and equipment	(183,590)	(176,147)
Deposit received for sale of property and equipment and customer lists	138,863
Distributions from joint venture	10,000	23,975
Net cash used in investing activities	(34,727)	(152,172)
FINANCING ACTIVITIES
Payment of notes payable	(141,270)
Net cash used in financing activities	(141,270)	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,474)	(583,825)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,277	785,452
CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,803	$201,627

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Equipment acquired under capital lease		$227,434

Conversion of notes payable and accrued interest into 947,985 shares of common stock	$312,836

Issuance of 139,163 shares of common stock for accrued compensation	$24,709

Issuance of 140,000 shares of common stock as partial settlement of accounts payable	$26,600

Partial conversion of accounts payable to note payable	$55,000

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Consolidated Condensed Financial Statements
(Unaudited)

1.                                      BASIS OF PRESENTATION AND CONTINUING OPERATIONS

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”), contained in the Company’s Annual Report for the fiscal year ended September 30, 2002 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain accounts in the condensed consolidated financial statements for the three months ended December 31, 2001 have been reclassified to conform to the presentations for the three months ended December 31, 2002.

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended December 31, 2002, the Company recorded a net loss of approximately $483,000. The Company also had net losses and negative cash flows from operating activities during the years ended September 30, 2002 and 2001. At December 31, 2002, the Company had a working capital deficiency of approximately $1,178,000 and an accumulated deficit of approximately $15,689,000.

The Company’s funding of its continuing operating expenses, working capital needs and capital commitments that contemplate growth is dependent upon its ability to raise additional financing. As explained in Note 6 to the Audited Financial Statements, the Company has unused borrowing capacity as of December 31, 2002 for the purchase of equipment from Cisco Systems, Inc. (“Cisco”) in the amount of approximately $272,000. The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, management believes but cannot assure, that the Company would be able to maintain existing operations but would have to significantly scale back growth.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern will be primarily dependent on the Company’s ability to raise additional funds as required and ultimately to achieve profitable operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.                                      LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted per share amounts are presented to reflect dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock issuable upon the exercise of stock options or warrants and the conversion of convertible debentures.  For the three months ended December 31, 2002 and 2001, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the exercise of options or warrants and the conversion of convertible debentures would be anti-dilutive.  As of December 31, 2002 the Company had securities that were convertible (or potentially convertible) into 9,470,956 shares of common stock (4,577,500 from warrants; 2,822,750 from options and 2,070,706 from convertible debentures).

3.                                      NOTES PAYABLE

Notes payable under term loans and convertible promissory notes payable outstanding as of December 31, 2002 consisted of the following:

0% note under term loan due in installments through April 22, 2003(A)	$55,000
9% note under term loan due in installments through September 30, 2004(B)	26,396
20% notes under term loans due in installments through August 28, 2003 or at maturity on November 28, 2003, net of unamortized debt discount of $17,260(C)	195,240
20% notes under term loans due in installments through June 24, 2003 or at maturity on September 24, 2003, net of unamortized debt discount of $12,166(D)	131,584
20% notes under term loans due in installments through March 6, 2003, net of unamortized debt discount of $15,226(E)	59,774
9% convertible notes due in installments through January 18, 2003, net of unamortized debt discount of $7,398(F)	30,102
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $53,288(G)	9,212
3% convertible notes due in installments through July 1, 2003, net of unamortized debt discount of $379,645(H)	203,687

Total	710,995
Less current portion of notes payable, net of unamortized debt discount of $474,325	697,841
Long-term portion, net of unamortized debt discount of $10,658	$13,154

(A)      On December 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Direct Focus, for $55,000 on an outstanding invoice of $95,000.  As additional consideration, the Company issued 140,000 shares of Common Stock to Direct Focus (see Note 4(e)).  The note has a term of four months with four monthly payments, three of $15,000 and the last of $10,000.  There is no interest owed unless a payment is missed, then interest retroactively applies at 14%. The first monthly payment of principal and interest was due and paid on January 22, 2003.

(B)        On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%.

(C)        On August 28, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Domino International, Ltd., Jon Gruber and Lloyd Berhoff for $250,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%.  As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, Lloyd Berhoff, who holds a note in the principal amount of $75,000, agreed to defer all of the quarterly principal payments until November 28, 2003. As of December 31, 2002, all other payments of principal and interest had been made, however, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of February 12, 2003, the noteholders had not yet enforced such provision. Such principal amount, net of unamortized discount, has been classified as a current liability as of December 31, 2002.

(D)       On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%.  As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, William Begley, who holds a note in the principal amount of $100,000, agreed to defer all principal payments until September 24, 2003.  As of December 31, 2002, all other payments of principal and interest had been made, however, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of February 12, 2003, the noteholders had not yet enforced such provision.  Such principal amount, net of unamortized discount, has been classified as a current liability as of December 31, 2002.

(E)         On March 6, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber for $300,000. The notes have a term of one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%.  As of December 31, 2002, all payments of principal and interest had been made, however, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. As of February 12, 2003, the noteholders had not yet enforced such provision. Such principal amount, net of unamortized discount, has been classified as a current liability as of December 31, 2002.

(F)         On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes are for one year at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. Each of Fitzgerald and Begley can request quarterly conversion of the principal and interest at a conversion price of $0.33 per share.   The third quarterly payments were due on October 18, 2002. Conversion was requested and a total of 59,375 common shares were issued each to Begley and Fitzgerald on November 14, 2002 to satisfy this obligation.

(G)        On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share.   The third quarterly payment was due on October 24, 2002.  Because the payment was not made, it automatically converted. A total of 42,995 common shares were issued for this obligation on November 14, 2002.

(H)       On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. (“Trinity”) for $1,000,000. The Promissory Note is payable through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share.  Automatic conversions took place on October 1, 2002, November 1, 2002 and December 1, 2002 with 262,721, 262,080 and 261,439 common shares issued, respectively, on October 2, 2002, November 14, 2002 and December 1, 2002.

Certain notes payable are secured by accounts receivable and certain property and equipment.

The issuances of shares of common stock as payments of principal and interest on the notes were non-cash transactions that are not reflected in the accompanying condensed consolidated statements of cash flows.

For additional information related to notes payable, see Note 3 to the Audited Financial Statements.

4.                                      SHARE CAPITAL

(a)         Preferred Shares

As of December 31, 2002, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of December 31, 2002.

(b)         Stock Option and Warrants

During the three months ended December 31, 2002, there were no stock options granted, exercised or cancelled.  For more information as to the details of outstanding stock options and warrants, see Note 4 to the Audited Financial Statements.

(c)          Stock Purchase Plan

On October 23, 2001, the Company established, and the Board of Director’s approved, the 2001 Employee Stock Purchase Plan (“Purchase Plan”).  See Note 4 to the Audited Financial Statements. During the period ended December 31, 2002, the Company issued 46,885 common shares (at $0.18 per share) on October 1, 2002 to employees who purchased common shares from the Purchase Plan during the period July 1, 2002 through September 30, 2002.

(d)         Shares Issued Pursuant to a Severance Agreement

During the three months ended December 31, 2002, the Company issued 92,308 shares of common stock (at $0.18 per share) to a former employee pursuant to a severance agreement.  The Company has no further obligation to the employee as of December 31, 2002.

(e)          Shares Issued for Settlement of Accounts Payable

Pursuant to a settlement agreement with Direct Focus, a supplier, the Company issued 140,000 shares of common stock with a fair value of $26,600 as partial settlement of an outstanding trade payable (see Note 3(A)).

(f)            Reserved Common Shares

As of December 31, 2002, the Company has reserved 169,533 shares of common stock for issuance upon the request of an executive officer to be issued for the payment of $50,250 through the offset of that amount against accrued salary. These shares were issued on January 29, 2003.

As of December 31, 2002, the Company has reserved 33,529 shares of common stock for issuance to employees who purchased shares through the Purchase Plan. These shares were issued on January 20, 2003.

5.                                      COMMITMENTS AND CONTINGENCIES

(a)         Litigation

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of December 31, 2002, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

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

(c)          Disputed Accounts Payable

As of December 31, 2002, the Company was in a dispute with WorldCom over charges of $44,540 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. The Company was also negotiating a dispute with AM Broadband over charges of $28,748 based on certain invoices they have submitted for subcontractor work. Management believes that the Company has made appropriate accruals as of December 31, 2002 and the amount, if any, of charges to be recorded in subsequent periods in connection with these disputes will not be material.

(d)         Lease Financing

As further explained in Note 6 to the Audited Financial Statements, the Company has an agreement whereby Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted.  As of December 31, 2002, the Company had not made certain of the monthly payments required under the agreement and Cisco Systems Capital Corp. has the right to terminate the lease and repossess the equipment, but as of February 12, 2003, it had not notified the Company that it would exercise this right.  Accordingly, the Company has classified the equipment with a carrying value of $222,650 as a noncurrent asset and the related obligation of $171,971 as a noncurrent liability as of December 31, 2002.

6.                                      RELATED PARTY TRANSACTIONS

As explained in Note 9 to the Audited Financial Statements, the Company owns a 50% interest in a joint venture, the Avalon Digital Joint Venture (the “Joint Venture”).  The Company’s revenue for the three months ended December 31, 2002 and 2001 includes $25,600 and $15,600, respectively, from sales of receivers to the Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV (see Note 6 to the Audited Financial Statements) on behalf of the Joint Venture. At December 31, 2002, the Company had a net receivable from the Joint Venture of $96,949, which is included in accounts receivable.

7.                                      INCOME TAXES

As of December 31, 2002, the Company had net operating loss carryforwards of approximately $14,319,000 ($6,919,000 related to Canadian operations and $7,400,000 related to United States operations) available to offset future taxable income.  Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $6,022,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2002.  The Company had also offset such benefits through valuation allowances in prior years (see Note 12 to the Audited Financial Statements).  Accordingly, the Company did not recognize any credits for income taxes in the accompanying consolidated condensed statements of operations to offset its pre-tax losses.

8.                                      SUBSEQUENT EVENTS

On January 1, 2003, the January 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(H)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share, and 260,799 common shares were issued for this obligation on January 9, 2003.

On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Distinctive Communications, Inc., for $23,215. The note has a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%. The first monthly payment of principal and interest was due and paid on January 10, 2003 and the second monthly payment was due and paid on February 10, 2003.

On January 17, 2003, the Board of Directors granted 150,000 options pursuant to the 2001 Stock Option Plan to Lantern Investments for past and future consulting services. Of these options, 75,000 vest immediately at an exercise price of $0.60 per share and 75,000 vest on April 14, 2003 and have an exercise price of $1.00 per share. These options expire on April 14, 2004.

On January 17, 2003, the Board of Directors granted 25,000 options pursuant to the 2001 Stock Option Plan to Richard Holtz for future consulting services. These two-year options vest immediately and have an exercise price of $0.60 per share.

On January 18, 2003, the final quarterly payment was due on the two January 18, 2002 Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000 (see Note 3(F)). Conversion was requested and 58,097 common shares were each issued to Begley and Fitzgerald on January 20, 2003.

On January 20, 2003, the Company issued 33,529 shares that were purchased by employees through December 31, 2002 pursuant to the Purchase Plan (see Note 4(c)).

On January 24, 2003, the fourth quarterly payment was due on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Roselink for $100,000 (see Note 3(G)). Because the payment was not made, the amount due automatically converted into a total of 42,106 common shares, which were issued on January 29, 2003.

On January 29, 2003, the Company issued 169,533 shares to its CEO, Sheldon Nelson, for shares taken in lieu of salary (see Note 4(f)).

On February 1, 2003, the February 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(H)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share, and 260,158 common shares were issued for this obligation on February 1, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our, our suppliers’ or our competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about January 14, 2003.

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

OVERVIEW

In this discussion, the words “MDU Communications,” “the Company,” “we,” “our,” and “us” refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market-estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large U.S. property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha

Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta was incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”) to conduct business in the U.S. In May of 2000, MDU USA entered into a MDU System Operator Agreement with DIRECTV, Inc. (“DIRECTV”), the largest United States provider of satellite television programming. We now operate essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries.

In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change in corporate focus, on January 31, 2001 and April 27, 2001, respectively we completed a two-stage agreement with Star Choice Television Network, Inc. (“Star Choice”), one of our Canadian strategic partners, for the sale of certain satellite television assets for a total adjusted selling price of approximately $7.0 million. As a result, by May 30, 2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Canada now operates on only a limited basis.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. We have two types of digital satellite television service—Digital Broadcast Service (“DBS”), which uses an in-suite set-top digital box, and private cable service, where digital satellite television programming can be tailored to the needs of an individual property. For DBS, under our agreement with programming provider DIRECTV, we receive a substantial upfront subscriber activation subsidy for each net new subscriber, a percentage of the fees charged by DIRECTV to the subscriber each month, and also a per subscriber monthly digital access fee for subscriber rental of the set-top box and the connection to the property satellite network system. In our private cable systems, our revenues result from the difference between the wholesale price charged to us by program providers and the price we charge for the private cable programming package. In addition, we derive revenue from installation services to building owners and managers for the construction of wiring and the installation of equipment to allow for telecommunications services. From subscribers to our Internet service, we earn a monthly Internet access service fee.

We began offering high-speed (broadband) Internet access services in July of 2000. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs.

During the first fiscal quarter 2003, the Company reached an important milestone — positive earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the quarter ending December 31, 2002, the Company recorded EBITDA of approximately $109,000 and cash provided by operating activities of $87,523.  Revenue and subscriber growth have also kept on a steady path over the past 18 months since relocating operations to the United States:

Revenue and Subscriber Growth By Quarter

Quarter	Revenue	Subscribers
Q1 -‘03	$827,308	14,096
Q4 -‘02	$870,317	13,704
Q3 -‘02	$825,192	11,061
Q2 -‘02	$688,841	7,741
Q1 -‘02	$630,349	6,883
Q4 -‘01	$362,875	6,067

In addition, recurring revenue as a percentage of total revenue has been substantially increasing.  During the period ending December 31, 2002, recurring revenue was 72% of total revenues, whereas on average for fiscal year 2002, it was only 41%.  As for subscriber growth, the Company has had to slow down its growth during the quarter due to financial constraints and has been using its available cash to strengthen its balance sheet and reduce its debt exposure.

Although we have incurred operating losses since inception, since focusing on operations in the most profitable U.S. markets our recurring revenues and subscriber base have steadily increased.  We should be able to achieve positive EBIDTA on a going forward basis.  Although we believe that the Company can reach profitability with existing financial resources, to aggressively reach our business plan goals, the ability to fund all of our operating expenses and working capital needs may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations. The Company is actively reviewing financing proposals for staged debt or equity financings.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Consolidated Condensed Financial Statements included elsewhere in this report on Form 10-QSB.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2002, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenue.    Our revenue for the three months ended December 31, 2002 increased 31% to $827,308 compared to revenues of $630,349 for the three months ended December 31, 2001. The revenue increase results from continued internal growth, contributions from properties acquired and from higher recurring revenues from an increased subscriber base. Installation revenues comprised 28% of total revenues for the three months ended December 31, 2002 compared to 54% for the three months ended December 31, 2001.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $172,962 for the period ended December 31, 2002 as compared to $282,736 for the period ended December 31, 2001, primarily as a result of a reduction in installation revenue that carries significant direct cost.  In addition, as discussed above, our recurring revenues increased, which carries no significant direct costs.

Sales Expenses.    Sales expenses were $114,434 for the three months ended December 31, 2002 as compared to $129,676 in the three months ended December 31, 2001. The decline in sales expenses primarily results from the fact that we have had to slow down our growth due to financial constraints and have concentrated on sales to increase the subscriber base in existing properties instead of new properties.

Customer Service Expenses.    Customer service expenses were $241,872 for the three months ended December 31, 2002 as compared to $96,786 in the three months ended December 31, 2001. This increase is primarily the result of serving a larger subscriber base and positioning the Company to expand its services in the future.

General and Administrative Expenses.    General and administrative expenses declined 41% to $254,897 for the three months ended December 31, 2002 from $428,916 in the three months ended December 31, 2001. This decrease is primarily the result of reductions in staff, salary concessions and other cost saving measures.

Other Non-Cash Charges.    Depreciation and amortization expense increased from $171,700 during the three months ended December 31, 2001 to $266,501 during the three months ended December 31, 2002.  The increase in depreciation and amortization is associated with the increase in our subscriber base and the equipment that has been installed to support the increasing subscriber base.  Interest expense for the three months ended December 31, 2002 was $324,921 as compared to $39,099 for the three months ended December 31, 2001.  The interest expense for the three months ended December 31, 2002 includes non cash interest expense of $266,968 associated with the amortization of deferred finance costs and debt discount.

Settlement of Accounts Payable.    During the three months ended December 31, 2002, we settled certain outstanding trade payables and recognized a gain of $55,526.

Net Loss.    Primarily as a result of the above, we report a net loss of $482,753 for the three months ended December 31, 2002, compared to a net loss of $503,569 for the three months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2002

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended December 31, 2002, we recorded a net loss of approximately $483,000. We also had net losses and negative cash flows from operating activities during the years ended September 30, 2002 and 2001. At December 31, 2002, we had a working capital deficiency of approximately $1,178,000 and an accumulated deficit of approximately $15,689,000.  These matters raise substantial doubt about our ability to continue as a going concern.

Our funding of our continuing operating expenses, working capital needs and capital commitments that contemplate growth, is dependent upon our ability to raise additional financing. As explained in Note 6 to the Audited Financial Statements, we have unused borrowing capacity as of December 31, 2002 for the purchase of equipment from Cisco in the amount of approximately $272,000. We are currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities. There is no assurance that we will be successful in these discussions. Should we not raise additional financing, we should be able to maintain operations but would have to scale back operations and growth.

Our ability to continue as a going concern will be primarily dependent upon our ability to raise additional funds as required and ultimately to achieve profitable operations. The financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Position.    At December 31, 2002, we had cash and cash equivalents of $10,803 compared to $99,277 at September 30, 2002. The decrease in our cash position was primarily due to the use of cash for the purchase of building system assets and repayments of notes payable.

Operating Activities.    Our operations provided us with net cash of $87,523 during the three months ended December 31, 2002.  Our net loss of $482,753 for the period was offset by net non-cash charges associated primarily with depreciation and amortization and charges to interest expense for amortization of deferred finance costs and debt discount of $533,469.  In addition, despite an increase in revenues, our trade accounts receivable decreased by $172,828.

Investing Activities.    During the three months ended December 31, 2002, we purchased $183,590 of equipment.  In addition, on December 6, 2002 we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property to a competing provider of such services.  The agreement provides for us to enter into a covenant not to compete at that specific property for five years. The purchase price was fixed at $1,150 cash per active subscriber, plus certain equipment, and provided for a 75% deposit to be paid and the balance to be paid upon delivery which is to occur no later than March 1, 2003.  As of December 31, 2002, we have received $138,863 representing the 75% deposit.

Financing Activities.    During the three months ended December 31, 2002, we used $141,270 for the repayment of certain notes payable.  In addition we:

(i)                                     Issued 947,985 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $312,836.

(ii)                                  Issued 139,163 shares of common stock for accrued salaries of $24,709.

(iii)                               Authorized the issuance of 140,000 shares of common stock with a fair value of $26,600 as partial settlement of a trade accounts payable.

(iv)                              Converted a trade accounts payable in the amount of $55,000 into a short term note payable.

Working Capital     As at December 31, 2002, there was a working capital deficiency of $1,177,275 compared to a working capital deficiency of $1,286,494 as at September 30, 2002.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.    We have sufficient cash resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and continued growth is dependent partially on raising additional financing. To this extent we are reviewing debt and equity financing initiatives. There is no assurance that we will be successful in any of these initiatives.

Other Subsequent Events.

On January 1, 2003, the January 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(H)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share, and 260,799 common shares were issued for this obligation on January 9, 2003.

On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Distinctive Communications, Inc., for $23,215. The note has a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%. The first monthly payment of principal and interest was due and paid on January 10, 2003 and the second monthly payment was due and paid on February 10, 2003.

On January 17, 2003, the Board of Directors granted 150,000 options pursuant to the 2001 Stock Option Plan to Lantern Investments for past and future consulting services. Of these options, 75,000 vest immediately at an exercise price of $0.60 per share and 75,000 vest on April 14, 2003 and have an exercise price of $1.00 per share. These options expire on April 14, 2004.

On January 17, 2003, the Board of Directors granted 25,000 options pursuant to the 2001 Stock Option Plan to Richard Holtz for future consulting services. These two-year options vest immediately and have an exercise price of $0.60 per share.

On January 18, 2003, the final quarterly payment was due on the two January 18, 2002 Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000 (see Note 3(F)). Conversion was requested and 58,097 common shares were each issued to Begley and Fitzgerald on January 20, 2003.

On January 20, 2003, the Company issued 33,529 shares that were purchased by employees through December 31, 2002 pursuant to the Purchase Plan (see Note 4(c)).

On January 24, 2003, the fourth quarterly payment was due on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Roselink for $100,000 (see Note 3(G)). Because the payment was not made, the amount due automatically converted into a total of 42,106 common shares, which were issued on January 29, 2003.

On January 29, 2003, the Company issued 169,533 shares to its CEO, Sheldon Nelson, for shares taken in lieu of salary (see Note 4(f)).

On February 1, 2003, the February 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(H)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share, and 260,158 common shares were issued for this obligation on February 1, 2003.

Item 3. Controls and Procedures

It is the Chief Executive Officer’s responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed, is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, management review of monthly and quarterly results and an established system of internal controls

During the three months ended December 31, 2002, management, including the Chief Executive Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures currently in place, for a company its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

On October 1, 2002, the Company issued 46,855 common shares to employees for shares purchased through the Purchase Plan from July 1, 2002 through September 30, 2002.

On October 2, 2002, November 14, 2002 and December 1, 2002 the Company issued 262,721, 262,080, and 261,439 common shares to Trinity Pacific Investments as part of a convertible promissory note respectively due October 1, 2002, November 1, 2002 and December 1, 2002.

On November 14, 2002 the Company issued 59,375 common shares to William Begley as part of a convertible promissory note due October 18, 2002.

On November 14, 2002 the Company issued 59,375 common shares to Daniel Fitzgerald as part of a convertible promissory note due October 18, 2002.

On November 14, 2002 the Company issued 42,995 common shares to Roselink Investors as part of a convertible promissory note due October 24, 2002.

On December 30, 2002 the Company reserved for issuance 140,000 common shares to Direct Focus as part of consideration for resolving outstanding invoices.

On December 31, 2002 the Company reserved for issuance 33,529 common shares for employees who purchased shares through the Purchase Plan from October 1, 2002 through December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

The Company files herewith Exhibit 99, Certification of the Quarterly Report of MDU Communications International, Inc. on Form 10-QSB for the period ending December 31, 2002 filed with the SEC on February 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer February 14, 2003