Form 10QSB
period 2003-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2003-05-15
CIK 1086139

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2003, there were 22,158,716 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

March 31, 2003 (Unaudited) and September 30, 2002

	March 31, 2003	September 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$39,874	$99,277
Accounts receivable - trade, net of allowance for doubtful accounts of $80,000	432,788	755,056
Prepaid expenses and deposits	65,659	100,370
Total current assets	538,321	954,703

Telecommunications equipment inventory	240,272	266,595
Property and equipment, net	3,303,906	3,320,375
Investment in joint venture	328,797	311,466
Intangible assets, net	1,333,580	1,505,229
Deferred finance costs, net	28,455	88,859

Totals	$5,773,331	$6,447,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$712,758	$611,239
Other accrued liabilities	88,553	666,111
Current portion of notes payable, net of debt discount of $315,600 and $713,969	693,887	828,197
Current portion of capital lease obligation	164,861	135,650
Total current liabilities	1,660,059	2,241,197

Deferred revenue	640,337	781,099
Notes payable, net of current portion and debt discount of $21,963 in 2002	7,545	18,120
Capital lease obligation, net of current portion	32,789	87,000
Total liabilities	2,340,730	3,127,416

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.001; 50,000,000 shares authorized; 21,908,120 and 19,539,136 shares issued and outstanding	21,908	19,539
Additional paid-in capital	19,328,062	18,506,291
Unearned compensation	(8,250)
Accumulated deficit	(15,909,119)	(15,206,019)
Total stockholders’ equity	3,432,601	3,319,811

Totals	$5,773,331	$6,447,227

See Notes to Condensed Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations (Unaudited)

Six and Three Months Ended March 31, 2003 and 2002

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002

Revenue	$1,769,438	$1,319,190	$942,130	$688,841

Operating expenses:
Direct costs	430,119	658,293	257,157	375,557
Sales expenses	178,121	233,435	63,687	153,272
Customer service expenses	502,158	156,361	260,286	88,907
General and administrative expenses	512,164	942,173	257,267	437,681
Depreciation and amortization	519,340	348,756	252,839	177,056
Totals	2,141,902	2,339,018	1,091,236	1,232,473

Operating loss	(372,464)	(1,019,828)	(149,106)	(543,632)

Other income (expense):
Gain on sale of property and equipment	165,950		165,950	3,219
Gain on settlement of accounts payable	119,447		63,921
Interest income		4,170
Interest expense, including noncash interest	(646,397)	(249,642)	(321,476)	(210,679)
Equity in earnings of joint venture	30,364	24,379	20,364	13,740
Totals	(330,636)	(221,093)	(71,241)	(193,720)

Net loss	$(703,100)	$(1,240,921)	$(220,347)	$(737,352)

Basic and diluted loss per common share	$(.03)	$(.07)	$(.01)	$(.04)

Weighted average common shares Outstanding	20,963,638	18,052,215	21,701,157	18,058,241

See Notes to Condensed Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended March 31, 2003

	Common Stock		Additional Paid-in Capital	Unearned Compen- sation	Accumulated Deficit	Total
	Shares	Amount

Balance, October 1, 2002	19,539,136	$19,539	$18,506,291		$(15,206,019)	$3,319,811

Conversion of notes payable	1,886,759	1,887	620,744			622,631

Issuance of common stock for accrued compensation	342,225	342	80,317			80,659

Issuance of shares as partial settlement of accounts payable	140,000	140	26,460			26,600

Issuance of warrants in connection with notes payable			72,000			72,000

Issuance of stock options in exchange for services			22,250	$(8,250)		14,000

Net loss					(703,100)	(703,100)

Balance, March 31, 2003	21,908,120	$21,908	$19,328,062	$(8,250)	$(15,909,119)	$3,432,601

See Notes to Condensed Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended March 31, 2003 and 2002

	2003	2002
Operating activities:
Net loss	$(703,100)	$(1,240,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	29,255
Depreciation and amortization	519,340	348,756
Issuance of options and warrants in exchange for services	14,000	83,158
Charges to interest expense for amortization of deferred finance costs and debt discount	552,735	151,279
Equity in earnings of joint venture	(30,364)	(24,379)
Gain on sale of property and equipment	(165,950)
Gain on settlement of accounts payable	(119,447)
Changes in operating assets and liabilities:
Accounts receivable	293,013	(291,853)
Prepaid expenses and deposits	34,711	(33,650)
Accounts payable	369,679	157,843
Other accrued liabilities	(474,268)	31,547
Deferred revenue	(140,762)	145,275
Net cash provided by (used in) operating activities	178,842	(672,945)
Investing activities:
Purchase of property and equipment	(391,099)	(429,134)
Proceeds from sale of property and equipment	252,150
Investments in joint venture	37,664	(177,113)
Distributions from joint venture	(24,631)	32,066
Net cash used in investing activities	(125,916)	(574,181)
Financing activities:
Payment of notes payable	(337,329)
Proceeds from notes payable	250,000	575,000
Payment of finance costs		(33,000)
Payment of capital lease obligation	(25,000)	(20,175)
Net cash provided by (used in) financing activities	(112,329)	521,825

Net decrease in cash and cash equivalents	(59,403)	(725,301)

Cash and cash equivalents, beginning of period	99,277	785,452

Cash and cash equivalents, end of period	$39,874	$60,151

Supplemental disclosure of noncash investing and financing activities:
Conversion of notes payable and accrued interest into 1,886,759 shares of common stock	$622,631
Issuance of 342,225 shares of common stock for accrued compensation	$80,659
Issuance of 140,000 shares of common stock as partial settlement of accounts payable	$26,600
Partial conversion of accounts payable to note payable	$122,113

See Notes to Condensed Consolidated Financial Statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes To The Condensed Consolidated Financial Statements

(Unaudited)

1.                                      BASIS OF PRESENTATION AND CONTINUING OPERATIONS

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”), contained in the Company’s Annual Report for the fiscal year ended September 30, 2002 on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain accounts in the condensed consolidated financial statements as of and for the periods ended March 31, 2002 have been reclassified to conform to the presentations as of and for the periods ended March 31, 2003.

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six and three months ended March 31, 2003, the Company recorded net losses of approximately $703,000 and $220,000, respectively. The Company also had net losses and negative cash flows from operating activities during the years ended September 30, 2002 and 2001. At March 31, 2003, the Company had a working capital deficiency of approximately $1,122,000 and an accumulated deficit of approximately $15,909,000.

The Company’s funding of its continuing operating expenses, working capital needs and capital commitments that contemplate growth is dependent upon its ability to raise additional financing. As explained in Note 6 to the Audited Financial Statements, the Company has unused borrowing capacity as of March 31, 2003 for the purchase of equipment from Cisco Systems, Inc. (“Cisco”) in the amount of approximately $272,000. The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities. There is no assurance that the Company will be successful in these discussions. Should the Company not raise additional financing, management believes, but cannot assure, that the Company would be able to maintain existing operations, and would therefore have to significantly scale back growth.

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

2.                                      LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock issuable upon the exercise of stock options or warrants and the conversion of convertible debentures. For the six and three months ended March 31, 2003 and 2002, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the exercise of options or warrants and the conversion of convertible debentures would be anti-dilutive. As of March 31, 2003, the Company had securities that were convertible (or potentially convertible) into 8,625,410 shares of common stock (4,787,500 from warrants; 2,806,250 from options and 1,031,660 from convertible debentures).

3.                                      NOTES PAYABLE

Notes payable under term loans and convertible promissory notes payable outstanding as of March 31, 2003 consisted of the following:

0% note under term loan due in installments through April 22, 2003(A)	$25,000
16% note under term loan due on May 29, 2003(B)	125,000
16% note under term loan due on May 29, 2003, net of unamortized debt discount of $3,667(C)	121,333
6.5% note under term loan due in installments through March 3, 2004(D)	18,478
11% note under term loan due in installments through February 15, 2004(E)	19,838
9% note under term loan due in installments through October 10, 2003(F)	16,251
9% note under term loan due in installments through September 30, 2004(G)	22,626
20% notes under term loans due in installments through August 28, 2003 or at maturity on November 28, 2003, net of unamortized debt discount of $29,643(H)	132,857
20% notes under term loans due in installments through June 24, 2003 or at maturity on September 24, 2003, net of unamortized debt discount of $28,570(I)	90,437
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $40,684(J)	9,316
3% convertible notes due in installments through July 1, 2003, net of unamortized debt discount of $213,036(K)	120,296
Total	701,432
Less current portion of notes payable, net of unamortized debt discount of $315,600	693,887

Long-term portion, net of unamortized debt discount of $10,658	$7,545

(A)      On December 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Direct Focus, for $55,000 on an outstanding invoice of $95,000. As additional consideration, the Company issued 140,000 shares of common stock to Direct Focus. The note has a term of four months with four monthly payments, three of $15,000 and the last of $10,000.

(B)        On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with David Lyall for $125,000. The note has a term of 90 days with interest at a stated rate of 16%.

(C)        On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with Steve Mazur for $125,000. The note has a term of 90 days with interest at a stated rate of 16%. In connection therewith, warrants to purchase 25,000 shares of common stock at an exercise price of $.26 per share through February 28, 2006 were issued. Such warrants had a fair value of $5,500 using a Black-Scholes option pricing model (see Note 4) which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital.

(D)       On February 24, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, North Supply Company, for $22,174. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 6.5%. As of March 31, 2003, all payments of principal and interest had been made.

(E)         On February 20, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, TLA Associates, for $21,724. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 11%. As of March 31, 2003, all payments of principal and interest had been made.

(F)         On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Distinctive Communications, Inc., for $23,215. The note has a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%. As of March 31, 2003, all payments of principal and interest had been made.

(G)        On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. As of March 31, 2003, all payments of principal and interest had been made.

(H)       On August 28, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Domino International, Ltd., Jon Gruber and Lloyd Berhoff for $250,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, Lloyd Berhoff, who holds a note in the principal amount of $75,000, agreed to defer all of the quarterly principal payments until November 28, 2003. As further consideration for the extension, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Berhoff. Such warrants had a fair value of $28,500 calculated using a Black-Scholes option pricing model (see Note 4). Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. As of March 31, 2003, all other payments of principal and interest had been made, however, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. Such principal amount, net of unamortized discount, has been classified as a current liability as of March 31, 2003.

(I)            On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, William Begley, who holds a note in the principal amount of $100,000, agreed to defer all principal payments until September 24, 2003. As further consideration for the extension, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Begley. Such warrants had a fair value of $38,000 calculated using a Black-Scholes option pricing model (see Note 4). Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. As of March 31, 2003, all other payments of principal and interest had been made, however, the Company was in default for violations of loan covenants requiring minimum amounts of working capital and tangible net worth, thus making the principal amount due on demand. Such principal amount, net of unamortized discount, has been classified as a current liability as of March 31, 2003.

(J)           On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment of principal and earned interest, it automatically converts to common stock at a conversion price of $.33 per share. The third and fourth quarterly payments were due during the six months ended March 31, 2003. Because the payments were not made, they automatically converted. A total of 85,101 common shares were issued for this obligation during the six months ended March 31, 2003.

(K)       On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. (“Trinity”) for $1,000,000. The Promissory Note is payable through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $.33 per share. A total of 1,566,714 common shares were issued for this obligation during the six months ended March 31, 2003.

In addition, on January 18, 2002 the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes, which matured on January 18, 2003 and bore interest at 9%, provided for quarterly repayment of principal and interest. In addition, each of Fitzgerald and Begley was able to request quarterly conversion of principal and interest at a conversion rate of $.33 per share. Conversion was requested and the Company issued 117,142 shares of common stock to each of Fitzgerald and Begley during the six months ended March 31, 2003. As of March 31, 2003, the Company had no further obligation to either Fitzgerald or Begley under the terms of the Promissory Notes.

Certain notes payable are secured by accounts receivable and certain property and equipment.

The issuances of shares of common stock as payments of principal and interest on the notes were noncash transactions that are not reflected in the accompanying condensed consolidated statements of cash flows.

For additional information related to notes payable, see Note 3 to the Audited Financial Statements.

4.                                      SHARE CAPITAL

Preferred Shares:

As of March 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of March 31, 2003.

Stock Options:

The following table summarizes activity in the 2001 stock option plan during the six months ended March 31, 2003:

	Options Available For Issuance	Number of of Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2002	1,302,250	2,822,750	$.68
Granted (weighted average fair value of $.143 per share)(A)	(175,000)	175,000.60
Expired	191,500	(191,500)	.60

Outstanding at March 31, 2003	1,318,750	2,806,250.60

(A)      During the six months ended March 31, 2003, the Company granted options to purchase 25,000 shares of common stock exercisable at $.60 per share through January 17, 2005, 75,000 shares exercisable at $.60 per share through April 14, 2004 and 75,000 shares exercisable at $1.00 per share through April 14, 2004 to two consultants in exchange for their services. The fair value of such options of $22,000 was charged to consulting fees (of which $8,250 was for future services and charged to unearned compensation) with an offsetting credit to additional paid-in capital.

The fair value of options and warrants granted during the six months ended March 31, 2003 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) with the following assumptions:

Term	2-3 years
Risk-free interest rate	4.65%
Volatility	127%
Dividend yield	0%

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4(e) to the Audited Financial Statements. During the six months ended March 31, 2003, the Company issued 80,384 common shares to employees who purchased common shares from the Purchase Plan to pay for accrued compensation of $13,794 during the period from July 1, 2002 through December 31, 2002.

As of March 31, 2003, the Company had reserved 23,235 shares of common stock for issuance to employees who purchased shares for $3,950 through the Purchase Plan from January 1, 2003 through March 31, 2003.

Shares Issued in Lieu of Salary of Executive Officer:

On January 29, 2003, the Company issued 169,533 shares to an executive officer to pay $50,250 of accrued salary (see Note 4(f) to the Audited Financial Statements).

Shares Issued Pursuant to Severance Agreement:

During the six months ended March 31, 2003, the Company issued 92,308 shares of common stock to a former employee to pay accrued compensation of $16,615 pursuant to a severance agreement. The Company had no further obligation to the employee as of March 31, 2003.

Shares Issued for Settlement of Accounts Payable:

Pursuant to a settlement agreement with Direct Focus, a supplier, the Company issued 140,000 shares of common stock during the six months ended March 31, 2003 with a fair value of $26,600 as partial settlement of an outstanding trade payable (see Note 3).

5.                                      COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of March 31, 2003, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

Contracts:

The Company has previously entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $180,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

Disputed Accounts Payable:

As of March 31, 2003, the Company was in a dispute with WorldCom over charges of $54,977 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. Management believes that the Company has made appropriate accruals as of March 31, 2003 and the amount, if any, of charges to be recorded in subsequent periods in connection with this dispute will not be material.

6.                                      RELATED PARTY TRANSACTIONS

As explained in Note 9 to the Audited Financial Statements, the Company owns a 50% interest in a joint venture, the Avalon Digital Joint Venture (the “Joint Venture”). The Company’s revenue for the six months ended March 31, 2003 and 2002 includes $189,893 and $94,598, respectively, from sales of receivers to the Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV (see Note 6 to the Audited Financial Statements) on behalf of the Joint Venture. At March 31, 2003, the Company had a net receivable from the Joint Venture of $30,816, which is included in accounts receivable.

7.                                      INCOME TAXES

As of March 31, 2003, the Company had net operating loss carryforwards of approximately $14,488,000 ($6,956,000 related to Canadian operations and $7,533,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $6,032,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2003. The Company had also offset such benefits through valuation allowances in prior years (see Note 12 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

8.                                      SUBSEQUENT EVENTS

The monthly payments of principal and earned interest to Trinity due on April 1, 2003 and May 1, 2003 automatically converted into 258,876 and 258,235 shares of common stock at $.33 per share (see Note 3(K)). As of May 12, 2003, the Company had issued the 258,876 shares for the payment due on April 1, 2003, but it had not issued the 258,235 shares for the payment due on May 1, 2003.

The Company did not make the quarterly payment of principal and earned interest to Roselink that was due on April 24, 2003. Because the payment was not made, it automatically converted into 41,288 shares of common stock at $.33 per share (see Note 3(J)). As of May 12, 2003, the Company had not yet issued the 41,288 shares for the payment due on April 24, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our  suppliers’ or  competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about January 14, 2003.

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large U.S. property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to MDU Communications International, Inc., a Colorado corporation. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”) to conduct business in the U.S. In May of 2000, MDU USA entered into a MDU System Operator Agreement with DIRECTV, Inc. (“DIRECTV”), the largest United States provider of satellite television programming. We now operate essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries.

In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change in corporate focus, we entered into an agreement with Star Choice Television Network, Inc. (“Star Choice”), one of our Canadian strategic partners, for the sale of certain Canadian satellite television assets for a total adjusted selling price of approximately $7.0 million. As a result, by May 30, 2001, the Company had relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Canada now operates on only a limited basis.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of digital satellite television service; Digital Broadcast Service (“DBS”), which uses an in-suite set-top digital box, and Private Cable service, where digital satellite television programming can be tailored to the needs of an individual property. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber activation subsidy from DIRECTV for each net new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, and (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system. From our Private Cable offerings, our revenues result from the difference between the wholesale price charged to us by program providers and the price we charge subscribers for the private cable programming package. We provide these above services on an individual subscriber basis, but in many properties we provide these services in bulk to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. On occasion, we derive revenue from installation services to building owners and managers for the construction of wiring and the installation of equipment to allow for telecommunications services.

We began offering high-speed (broadband) Internet access services in July of 2000. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties we provide this service in bulk.

Industry-wide, demand for digital satellite television is still outpacing traditional cable. The Television Bureau of Advertising recently reported that franchised cable penetration rates are at a six-year low.  Nielson Media Research has reported that wired cable has fallen from 69.2% of American homes to 68.9% in the past year (2002). During the same period, digital satellite television increased its penetration from 12.3% of American homes to 14.4%.  The trend is expected to continue. The Carmel Group is forecasting a 0.6% annual decline in subscribers to wired cable, whereas satellite television is expected to grow at a rate of 8.2% per year, through 2008.  The Company has also experienced increased demand for its services, however, demand has outpaced the Company’s financial resources.

During the first fiscal quarter 2003 ending December 31, 2002, the Company reached an important milestone — positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $108,669 and cash provided by operating activities of $87,523.  For the six months ended March 31, 2003, we again recorded positive EBIDTA of $462,637 and cash provided by operating activities of $178,842.  Our total subscriber number dropped slightly during the recent quarter due to the sale of some non-core systems and subscribers. However, revenue and subscriber growth have kept on a steady path over the past 21 months since relocating operations to the United States.

Revenue and Subscriber Growth By Quarter

Quarter	Revenue	Subscribers
Q2 -’03	$942,130	13,995
Q1 -’03	$827,308	14,096
Q4 -’02	$870,317	13,704
Q3 -’02	$825,192	11,061
Q2 -’02	$688,841	7,741
Q1 -’02	$630,349	6,883
Q4 -’01	$362,875	6,067

In addition, recurring revenue as a percentage of total revenue has been substantially increasing.  During the period ended March 31, 2003, recurring revenue was 94% of total revenues, whereas on average for fiscal year 2002, it was only 41%.  As for subscriber growth, the Company has had to slow down its growth during the quarter due to financial constraints and has been using its available cash to strengthen its balance sheet and reduce its debt exposure.

On December 6, 2002, the Company executed a Letter of Interest received from Vicom, Incorporated, a Minneapolis based technology and media content provider, to explore the potential merger of the two companies. On February 26, 2003, the Board of Directors determined that such a transaction, at that time, was not in the best interest of the Company or its shareholders.  The Company continues to review acquisition and/or merger proposals.  In addition, the Company is actively reviewing several debt proposals by interested investors to assist the Company with its growth.

Although we have incurred operating losses since inception, since focusing on operations in the most profitable U.S. markets, our recurring revenues and subscriber base have steadily increased.  We should be able to maintain positive EBIDTA on a going forward basis.  Although we believe that the Company can reach profitability with existing financial resources, to aggressively reach our business plan goals, the funding of all our operating expenses and working capital needs may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations. The Company is actively reviewing financing proposals for debt or equity financings.

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

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to new subscriber activation subsidy, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2003, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2003 COMPARED TO SIX MONTHS ENDED MARCH 31, 2002

Revenue.    Our revenue for the six months ended March 31, 2003 increased 34% to $1,769,438 compared to revenues of $1,319,190 for the six months ended March 31, 2002. The revenue increase results mainly from continued internal growth, contributions from properties acquired and from higher recurring revenues from an increased subscriber base. Installation revenues comprised 6% of total revenues for the six months ended March 31, 2003 compared to 54% for the six months ended March 31, 2002.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $430,119 for the period ended March 31, 2003, as compared to $658,293 for the period ended March 31, 2002, primarily as a result of a reduction in revenue derived from installation services that carries significant direct cost.  In addition, as discussed above, our recurring revenues increased, which carries no significant direct costs.

Sales Expenses.    Sales expenses were $178,121 for the six months ended March 31, 2003,  compared to $233,435 in the six months ended March 31, 2002. The decline in sales expenses primarily results from the fact that we have had to slow down our growth due to financial constraints and have concentrated sales on existing properties instead of new properties to increase our subscriber base.

Customer Service Expenses.    Customer service expenses were $502,158 for the six months ended March 31, 2003, as compared to $156,361 in the six months ended March 31, 2002. This increase is primarily the result of serving a significantly larger subscriber base than the previous period and positioning the Company to expand its services to a larger subscriber base in the future.

General and Administrative Expenses.    General and administrative expenses declined 46% to $512,164 for the six months ended March 31, 2003, from $942,173 in the six months ended March 31, 2002. This decrease is primarily the result of reductions in staff, salary concessions and other cost saving measures.

Other Non-Cash Charges.    Depreciation and amortization expenses increased from $348,756 during the six months ended March 31, 2002, to $519,340 during the six months ended March 31, 2003.  The increase in depreciation and amortization is associated with the increase in our subscriber base and the equipment that has been installed to support the increasing subscriber base.  Interest expense for the six months ended March 31, 2003 was $646,397, as compared to $249,642 for the six months ended March 31, 2002.  The interest expense for the six months ended March 31, 2003 includes noncash interest expense of $552,735 associated with the amortization of deferred finance costs and debt discount.

Settlement of Accounts Payable.    During the six months ended March 31, 2003, we settled certain outstanding trade payables and recognized a gain of $119,447.

Gain on Sale of Property and Equipment.    On December 6, 2002, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $1,150 cash per active subscriber, plus certain equipment.  As of March 31, 2003, we have received the entire purchase price of $185,150.  On January 16, 2003, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $67,000 cash.  As of March 31, 2003, we had received the entire purchase price.  As a result of the aforementioned sales, we recorded a gain on sale of property and equipment during the second quarter of 2003 of approximately $166,000.

Net Loss.    Primarily as a result of the above, we report a net loss of $703,100 for the six months ended March 31, 2003, compared to a net loss of $1,240,921 for the six months ended March 31, 2002.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenue.    Our revenue for the three months ended March 31, 2003 increased to $942,130, compared to revenues of $688,841 for the three months ended March 31, 2002. The revenue increase results mainly from continued internal growth, contributions from properties acquired and from higher recurring revenues from an increased subscriber base. Installation revenues comprised 6% of total revenues for the three months ended March 31, 2003 compared to 53% for the three months ended March 31, 2002.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $257,157 for the three months ended March 31, 2003, as compared to $375,557 for the three months ended March 31, 2002, primarily as a result of a reduction in revenue derived from installation services that carries significant direct costs.  In addition, our recurring revenues increased, which carries no significant direct costs.

Sales Expenses.    Sales expenses declined to $63,687 for the three months ended March 31, 2003, from $153,272 in the three months ended March 31, 2002. The decline in sales expenses primarily results from the fact that we have had to slow down our growth due to financial constraints and have concentrated our sales on existing properties instead of new properties to increase our subscriber base.

Customer Service Expenses.    Customer service expenses were $260,286 for the three months ended March 31, 2003, as compared to $88,907 in the three months ended March 31, 2002. This increase is primarily the result of serving a significantly larger subscriber base than the previous period and positioning the Company to expand its services to a larger subscriber base in the future.

General and Administrative Expenses.    General and administrative expenses declined by 41% to $257,267 for the three months ended March 31, 2003, from $437,681 in the three months ended March 31, 2002. This decrease is primarily the result of reductions in staff, salary concessions and other cost saving measures.

Other Non-Cash Charges.    Depreciation and amortization expenses increased from $177,056 during the three months ended March 31, 2002, to $252,839 during the three months ended March 31, 2003.  The increase in depreciation and amortization is associated with the increase in our subscriber base and the equipment that has been installed to support the increasing subscriber base.  Interest expense for the three months ended March 31, 2003 was $321,476, as compared to $210,679 for the three months ended March 31, 2002.  The interest expense for the three months ended March 31, 2003 includes non cash interest expense of $285,767 associated with the amortization of deferred finance costs and debt discount.

Settlement of Accounts Payable.    During the three months ended March 31, 2003, we settled certain outstanding trade payables and recognized a gain of $63,921.

Gain on Sale of Property and Equipment.    On December 6, 2002, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $1,150 cash per active subscriber, plus certain equipment.  As of March 31, 2003, we had received the entire purchase price of $185,150.  On January 16, 2003, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $67,000 cash.  As of March 31, 2003, we had received the entire purchase price.  As a result of the aforementioned sales, we recorded a gain on sale of property and equipment during the second quarter of 2003 of approximately $166,000.

Net Loss.    Primarily as a result of the above, we report a net loss of $220,347 for the three months ended March 31, 2003, compared to a net loss of $737,352 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2003

Our financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended March 31, 2003, we recorded a net loss of $703,100. We also had net losses and negative cash flows from operating activities during the years ended September 30, 2002 and 2001. At March 31, 2003, we had a working capital deficiency of approximately $1,122,000 and an accumulated deficit of approximately $15,909,000.  These matters raise substantial doubt about our ability to continue as a going concern.

The funding of our continuing operating expenses, working capital needs and capital commitments that contemplate growth, is dependent upon our ability to raise additional financing. We are currently pursuing several opportunities to raise additional financing through private placements of both equity and debt securities. There is no assurance that we will be successful in these discussions. Should we not raise additional financing, we should be able to maintain operations but would have to scale back operations and growth.

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

Cash Position.    At March 31, 2003, we had cash and cash equivalents of $39,874, compared to $99,277 at September 30, 2002. The decrease in our cash position was primarily due to the use of cash for the purchase of building system assets and repayments of notes payable.

Operating Activities.    Our operations provided us with net cash of $178,842 during the six months ended March 31, 2003.  Our net loss of $703,100 for the same period was offset by net non-cash charges associated primarily with depreciation and amortization and charges to interest expense for amortization of deferred finance costs and debt discount of $799,569.  In addition, despite an increase in revenues, our trade accounts receivable decreased by $293,013.

Investing Activities.    During the six months ended March 31, 2003, we purchased $391,099 of equipment.  In addition, on December 6, 2002 we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property to a competing provider of such services.  The agreement provided for us to enter into a covenant not to compete at that specific property for five years. The purchase price was fixed at $1,150 cash per active subscriber, plus certain equipment. As of March 31, 2003 we have received the entire purchase price of $185,150.   On January 16, 2003, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $67,000 cash.  As of March 31, 2003 we had received the entire purchase price.  As a result of the aforementioned sales, we recorded a gain on sale of property and equipment during the second quarter of 2003 of approximately $166,000.

Financing Activities.    During the six months ended March 31, 2003, we used $337,329 for the repayment of certain notes payable.  In addition, we; (i) issued 1,886,759 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $622,631, (ii) issued 342,225 shares of common stock for accrued salaries of $80,659, (iii) issued 140,000 shares of common stock with a fair value of $26,600 as partial settlement of a trade accounts payable, (iv)  converted four trade accounts payable in the total amount of $122,113 into four short term note payables, and (v) entered into two short term notes payable, each in the amount of $125,000.

Working Capital     As at March 31, 2003, there was a working capital deficiency of $1,121,738, compared to a working capital deficiency of $1,286,494 as at September 30, 2002.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.    We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and continued growth is dependent partially on raising additional financing. To this extent, we are reviewing debt and equity financing initiatives. There is no assurance that we will be successful in any of these initiatives.

Other Subsequent Events.

On April 1, 2003, the April 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(K)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share.  The 258,876 common shares were issued for this obligation on May 4, 2003.

On April 24, 2003, the fifth quarterly payment was due on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Roselink for $100,000 (see Note 3(J)). Because the payment was not made, the amount due automatically converted into a total of 41,288 common shares.  These shares have not yet been issued.

On May 1, 2003, the May 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 (see Note 3(K)) was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share.  The 258,235 common shares have not yet been issued.

Item 3. Controls and Procedures

It is the Chief Executive Officer’s responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed, is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, management review of monthly and quarterly results and an established system of internal controls

During the six months ended March 31, 2003, management, including the Chief Executive Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures currently in place, for a company its size, are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

On January 9, 2003, January 29, 2003 and March 3, 2003 the Company issued 260,799, 260,158 and 259,517 common shares to Trinity Pacific Investments as part of a convertible promissory note respectively due January 1, 2003, February 1, 2003 and March 1, 2003.

On January 20, 2003, the Company issued 33,529 common shares to employees for shares purchased through the Purchase Plan from October 1, 2002 through December 31, 2002.

On January 20, 2003, the Company issued 58,097 common shares to William Begley as part of the final payment on a convertible promissory note due January 18, 2003.

On January 20, 2003, the Company issued 58,097 common shares to Daniel Fitzgerald as part of the final payment on a convertible promissory note due January 18, 2003.

On January 29, 2003, the Company issued 42,106 common shares to Roselink Investors as part of a convertible promissory note due January 24, 2003.

On January 29, 2003, the Company issued 169,533 common shares to CEO Sheldon Nelson for shares taken in lieu of salary.

On February 25, 2003, the Company issued 140,000 common shares to Direct Focus as partial settlement for an account payable.

On March 31, 2003, the Company reserved for issuance 23,235 common shares for employees who purchased shares through the Purchase Plan from January 1, 2003 through March 31, 2003.

On May 4, 2003 the Company issued 258,876 common shares to Trinity Pacific Investments as part of a convertible promissory note respectively due April 1, 2003.  In addition 258,235 shares will be issued to Trinity Pacific Investments for the payment due May 1, 2003.

The Company will issue 41,288 shares of common stock to Roselink Investors as part of a convertible promissory note due April 24, 2003.

Item 6. Exhibits and Reports on Form 8-K

The Company files herewith Exhibit 99, Certification of the Quarterly Report of MDU Communications International, Inc. on Form 10-QSB for the period ending March 31, 2003, filed with the SEC on May 15, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer May 15, 2003

CERTIFICATION

I, Sheldon Nelson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of MDU Communications International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Sheldon Nelson
Sheldon Nelson
President and Chief Executive Officer