Form 10QSB
period 2003-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2003-08-14
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2003, there were 26,823,876 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheet

June 30, 2003 (Unaudited) and September 30, 2002

	June 30, 2003	September 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$505,517	$99,277
Accounts receivable trade, net of an allowance of $80,000	525,558	755,056
Prepaid expenses and deposits	103,859	100,370
TOTAL CURRENT ASSETS	1,134,934	954,703

Telecommunications equipment inventory	234,831	266,595
Property and equipment, net	3,260,063	3,320,375
Investment in joint venture	326,683	311,466
Intangible assets, net	1,249,811	1,505,229
Deferred finance costs, net	5,397	88,859
TOTAL ASSETS	$6,211,719	$6,447,227

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$762,580	$611,239
Other accrued liabilities	145,880	666,111
Current portion of notes payable, net of debt discount of $110,887 and $713,969	625,032	828,197
Current portion of capital lease obligation	85,548	135,650
TOTAL CURRENT LIABILITIES	1,619,040	2,241,197

Deferred revenue	572,217	781,099
Notes payable, net of current portion and debt discount of $21,963 in 2002	3,771	18,120
Capital lease obligation, net of current portion	27,335	87,000
TOTAL LIABILITIES	2,222,363	3,127,416
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock, par value $0.001; 50,000,000 shares authorized, 26,322,755 and 19,539,136 shares issued and outstanding	26,323	19,539
Additional paid-in capital	20,616,401	18,506,291
Unearned compensation	(103,125)
Accumulated deficit	(16,550,243)	(15,206,019)
TOTAL STOCKHOLDERS’ EQUITY	3,989,356	3,319,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,211,719	$6,447,227

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Nine and Three Months Ended June 30, 2003 and 2002

(Unaudited)

	Nine months ended June 30, 2003	Nine months ended June 30, 2002	Three months ended June 30, 2003	Three months ended June 30, 2002

REVENUE	$2,641,708	$2,144,382	$872,270	$825,192

OPERATING EXPENSES
Direct costs	627,797	892,566	197,678	263,573
Sales expenses	267,044	263,567	88,923	79,632
Customer service expenses	759,010	302,845	256,852	146,484
General and administrative expenses	982,990	1,612,590	470,826	591,617
Depreciation and amortization	781,641	567,188	262,301	218,432
TOTAL	3,418,482	3,638,756	1,276,580	1,299,738

OPERATING LOSS	(776,774)	(1,494,374)	(404,310)	(474,546)
Other income (expenses)
Gain (loss) on sale of property and equipment	165,950	(5,782)		(5,732)
Gain on settlement of accounts payable	147,297	—	27,850
Interest income	—	4,319	—	99
Interest expense, including noncash interest	(921,061)	(742,959)	(274,664)	(493,317)
Equity in earnings of joint venture	40,364	34,379	10,000	10,000
NET LOSS	$(1,344,224)	$(2,204,417)	$(641,124)	$(963,496)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.06)	$(0.12)	$(0.03)	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	21,403,432	18,114,797	22,282,307	18,240,689

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended June 30, 2003

(Unaudited)

	Common stock		Additional	Unearned	Accumulated
	Shares	Amount	Paid-in Capital	Compensation	Deficit	Total

Balance, October 1, 2002	19,539,136	$19,539	$18,506,290		$(15,206,019)	$3,319,810

Conversion of notes payable	2,702,753	2,703	889,206			891,909

Issuance of common stock for accrued compensation	640,866	641	132,777			133,418

Issuance of shares as partial settlement of accounts payable	140,000	140	26,460			26,600

Issuance of warrants in connection with notes payable			89,550			89,550

Issuance of stock options and warrants in exchange for services			134,750	$(134,750)		—

Amortization of unearned compensation				31,625		31,625

Issuance of common stock and warrants through private placement	3,300,000	3,300	660,637			663,937

Effect of variable accounting for stock options			176,730			176,730

Net loss					(1,344,224)	(1,344,224)
Balance, June 30, 2003	26,322,755	$26,323	$20,616,400	$(103,125)	$(16,550,243)	$3,989,355

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended June 30, 2003 and 2002

	For the nine months ended June 30, 2003	For the nine months ended June 30, 2002

OPERATING ACTIVITIES
Net loss	$(1,344,224)	$(2,204,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	41,334	28,000
Depreciation and amortization	781,641	567,188
Issuance of options and warrants in exchange for services	22,250	179,186
Effect of variable accounting for stock options	176,730
Charges to interest expense for amortization of deferred finance costs and debt discount	816,265	723,876
Equity in earnings of joint venture	(40,364)	(34,379)
(Gain) loss on sale of property and equipment	(165,950)	5,782
Gain on settlement of accounts payable	(147,297)	—
Changes in operating assets and liabilities:
Accounts receivable	188,164	(630,248)
Prepaid expenses and deposits	(3,489)	(43,195)
Accounts payable	507,062	359,229
Other accrued liabilities	(357,404)	123,493
Deferred revenue	(208,882)	403,978
Net cash provided by (used in) operating activities	265,836	(521,507)
INVESTING ACTIVITIES
Purchase of property and equipment	(520,347)	(1,172,013)
Purchase of customer lists		(263,668)
Proceeds from sale of property and equipment	252,150
Investments in joint venture	(32,517)	(177,113)
Distributions from joint venture	57,664	55,662
Net cash used in investing activities	(243,050)	(1,557,132)
FINANCING ACTIVITIES
Escrow deposits		(290,277)
Payment of notes payable	(420,716)	(75,000)
Proceeds from private placement	663,937
Proceeds from notes payable	250,000	1,725,000
Payments of finance costs		(37,833)
Payments of capital lease obligation	(109,767)	(28,703)
Net cash provided by financing activities	383,454	1,293,187
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	406,240	(785,452)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,277	785,452
CASH AND CASH EQUIVALENTS, END OF PERIOD	$505,517	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 2,702,753 shares of common stock	$622,631

Issuance of 640,866 shares of common stock for accrued compensation	$80,659

Issuance of 140,000 shares of common stock as partial settlement of accounts payable	$26,600

Partial conversion of accounts payable to note payable	$122,113

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes To The Condensed Consolidated Financial Statements

(Unaudited)

1.             BASIS OF PRESENTATION AND CONTINUING OPERATIONS

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2002 on Form 10-KSB previously filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain accounts in the condensed consolidated financial statements as of and for the periods ended June 30, 2002 have been reclassified to conform to the presentations as of and for the periods ended June 30, 2003.

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine and three months ended June 30, 2003, the Company recorded net losses of $1,344,224 and $641,124, respectively. The Company also had net losses during the years ended September 30, 2002 and 2001. Although the Company had negative net cash flows from operating activities during the years ended September 30, 2002 and 2001, it had positive net cash flows from operating activities during the nine months ended June 30, 2003. At June 30, 2003, the Company had a working capital deficiency of approximately $484,000 and an accumulated deficit of approximately $16,550,000. Management believes that the Company will have sufficient resources to meet its obligations and continue as a going concern through at least June 30, 2004.

However, management also believes that the Company’s ability to complete contemplated plans for continued growth are dependent upon its ability to obtain additional financing for the additional working capital needs and capital improvements that will be needed. The Company has unused borrowing capacity as of June 30, 2003 for the purchase of equipment from Cisco Systems, Inc. in the amount of approximately $272,000 as explained in Note 6 to the Audited Financial Statements.  In addition, during the three months ended June 30, 2003 the Company completed a private placement from which it received net proceeds of approximately $664,000 through the sale of units of common stock and warrants (see Note 4 herein). The Company is currently pursuing opportunities to raise additional financing through private placements of both equity and debt securities. There is no assurance that the Company will be successful in these discussions. Should the Company be unable to obtain such additional financing, management believes, but cannot assure, that the Company would be able to maintain its existing operations, although it would therefore have to significantly scale back its plan’s for growth.

2.             LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants and the conversion of convertible debentures. For the nine and three months ended June 30, 2003 and 2002, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the exercise of options or warrants and the conversion of convertible debentures would be anti-dilutive. As of June 30, 2003, the Company had securities that were convertible (or potentially convertible) into 12,384,454 shares of common stock (9,202,500 from warrants; 2,806,250 from options and 375,704 from convertible debentures).

3.             NOTES PAYABLE

Notes payable under term loans and convertible promissory notes payable outstanding as of June 30, 2003 consisted of the following:

14% note under term loan due in installments through August 30, 2003(A)	$25,000
16% note under term loan due on August 28, 2003, net of unamortized debt discount of $7,200(B)	122,732
16% note under term loan due on August 28, 2003, net of unamortized debt discount of $6,334 (C)	123,598
6.5% note under term loan due in installments through March 3, 2004(D)	14,783
11% note under term loan due in installments through February 15, 2004(E)	14,179
9% note under term loan due in installments through October 10, 2003(F)	9,286
12% note under term loan due in installments through May 15, 2004(G)	54,369
9% note under term loan due in installments through September 30, 2004(H)	22,626
20% notes under term loans due in installments through August 28, 2003 or at maturity on November 28, 2003, net of unamortized debt discount of $15,901(I)	102,849
20% notes under term loans due on September 24, 2003, net of unamortized debt discount of $11,400 (J)	88,600
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $28,081(K)	9,419
3% convertible notes due in installments through July 1, 2003, net of unamortized debt discount of $41,971(L)	41,362
Total	628,803
Less current portion of notes payable, net of unamortized debt discount of $110,887	625,032

Long-term portion	$3,771

(A)  On December 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Direct Focus, for $55,000 on an outstanding invoice of $95,000. As additional consideration, the Company issued 140,000 shares of common stock to Direct Focus. On May 28, 2003 terms for the payment of the remaining $25,000 balance of the Term Loan and Promissory Note were renegotiated to require three equal monthly payments of $8,333 beginning June 30, 2003.  As of June 30, 2003, no payments of principal and interest had been made.

(B)   On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with David Lyall for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued Mr. Lyall warrants to purchase 40,000 shares of common stock at $.33 per share through May 28, 2006. Such warrants had a fair value of $10,800 using a Black-Scholes option pricing model (see Note 4) which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. In addition, accrued interest through May 28, 2003 of $4,932 was added to the principal balance of the note.

(C)   On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with Steve Mazur for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%. In connection therewith, warrants to purchase 25,000 shares of common stock at an exercise price of $.33 per share through February 28, 2006 were issued. Such warrants had a fair value of $5,500 using a Black-Scholes option pricing model (see Note 4) which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued Mr. Mazur warrants to purchase 25,000 shares of common stock at $0.33 per share through May 28, 2006. Such warrants had a fair value of $6,750 using a Black-Scholes option pricing model (see Note 4) which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. In addition, accrued interest through May 28, 2003 of $4,932 was added to the principal balance of the note.

(D)  On February 24, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, North Supply Company, for $22,174. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 6.5%. As of June 30, 2003, all payments of principal and interest had been made.

(E)   On February 20, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, TLA Associates, for $21,724. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 11%. As of June 30, 2003, all payments of principal and interest had been made.

(F)   On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Distinctive Communications, Inc., for $23,215. The note has a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%. As of June 30, 2003, all payments of principal and interest had been made.

(G)   On May 15, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, PDI Communications, Inc., for $59,311. The note has a term of twelve months with twelve equal monthly payments of principal and earned interest at a stated rate of 12%. As of June 30, 2003, all payments of principal and interest had been made.

(H)  On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. As of June 30, 2003, all payments of principal and interest had been made.

(I)    On August 28, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Domino International, Ltd., Jon Gruber and Lloyd Berhoff for $250,000. The notes have a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, Lloyd Berhoff, who holds a note in the principal amount of $75,000, agreed to defer all of the quarterly principal payments until November 28, 2003. As further consideration for the extension, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Berhoff. Such warrants had a fair value of $28,500 calculated using a Black-Scholes option pricing model (see Note 4). Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. As of June 30, 2003, all payments of principal and interest had been made.

(J)    On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The notes had a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further explained in Note 15 to the Audited Financial Statements, on November 26, 2002, William Begley, who holds a note in the principal amount of $100,000, agreed to defer all principal payments until September 24, 2003. As further consideration for the extension, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Begley. Such warrants had a fair value of $38,000 calculated using a Black-Scholes option pricing model (see Note 4). Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. As of June 30, 2003, the notes that were held by of Protea Ventures, Ltd. and the Warren K. and Patricia A. Kourt Trust had been paid in full.

(K)  On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment of principal and earned interest, it automatically converts to common stock at a conversion price of $.33 per share. Because payments were not made, they automatically converted. A total of 126,389 common shares were issued for this obligation during the nine months ended June 30, 2003.

(L)   On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. (“Trinity”) for $1,000,000. The Promissory Note is payable through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $.33 per share. A total of 2,341,420 common shares were issued for this obligation during the nine months ended June 30, 2003.

In addition, on January 18, 2002 the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes, which matured on January 18, 2003 and bore interest at 9%, provided for quarterly repayment of principal and interest. In addition, each of Fitzgerald and Begley was able to request quarterly conversion of principal and interest at a conversion rate of $.33 per share. Conversion was requested and the Company issued 117,472 shares of common stock to each of Fitzgerald and Begley during the nine months ended June 30, 2003. As of June 30, 2003, the Company had no further obligation to either Fitzgerald or Begley under the terms of the Promissory Notes.

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

4.             SHARE CAPITAL

Preferred Shares:

As of June 30, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of June 30, 2003.

Stock Option Plan:

The following table summarizes activity in the 2001 Stock Option Plan during the nine months ended June 30, 2003:

	Options Available For Issuance	Number of of Options Outstanding	Weighted Average Exercise Price Per Share

Outstanding at October 1, 2002	1,302,250	2,822,750	$.68

Cancelled (A)	1,855,000	(1,855,000)	$.60

Granted (A)	(1,855,000)	1,855,000	$.33

Granted (weighted average fair value of $.143 per share)(B)	(175,000)	175,000.60
Expired	191,500	(191,500)	.60

Outstanding at June 30, 2003	1,318,750	2,806,250.33

(A)  On June 3, 2003, the Board of Directors approved the repricing of options to certain employees from the previous exercise price of $.60 per share to a new exercise price of $.33 per share.  As of June 30, 2003, a total of 1,855,000 of the 2,556,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $.33 per share. As a result of such repricing, the Company is subject to variable accounting for such option contracts and, accordingly, has recognized non-cash charges of $176,730 during each of the nine and three months ended June 30, 2003 based on the changes in the market value of the options subsequent to June 3, 2003.

(B)   During the nine months ended June 30, 2003, the Company granted options to purchase 25,000 shares of common stock exercisable at $.60 per share through January 17, 2005,

75,000 shares exercisable at $.60 per share through April 14, 2004 and 75,000 shares exercisable at $1.00 per share through April 14, 2004 to two consultants in exchange for their services. The fair value of such options of $22,250 was charged to consulting fees with an offsetting credit to additional paid-in capital.

The fair values of options and warrants granted during the nine months ended June 30, 2003 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) with the following assumptions:

Term	2-3 years
Risk-free interest rate	4.65%
Volatility	127%
Dividend yield	0%

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4(e) to the Audited Financial Statements. During the nine months ended June 30, 2003, the Company issued 379,025 common shares to employees who purchased common shares from the Purchase Plan to pay for accrued compensation of $66,553.

Shares Issued in Lieu of Salary of Executive Officer:

On January 29, 2003, the Company issued 169,533 shares to an executive officer to pay $50,250 of accrued salary (see Note 4(f) to the Audited Financial Statements).

Shares Issued Pursuant to Severance Agreement:

During the nine months ended June 30, 2003, the Company issued 92,308 shares of common stock to a former employee to pay accrued compensation of $16,615 pursuant to a severance agreement. The Company had no further obligation to the employee as of June 30, 2003.

Shares Issued for Settlement of Accounts Payable:

Pursuant to a settlement agreement with Direct Focus, a supplier, the Company issued 140,000 shares of common stock during the nine months ended June 30, 2003 with a fair value of $26,600 as partial settlement of an outstanding trade payable (see Note 3).

Shares Issued Pursuant to Private Placement:

On June 10, 2003, the Company began offering 11 units of common stock and warrants at $75,000 per unit to raise up to $825,000 through a Confidential Offering Memorandum with Casimir Capital L.P. as placement agent.  Each unit consisted of 300,000 common shares and warrants to purchase 300,000 common shares at an exercise price of $.33 per share through June 2008. The Company closed the sale of all 11 units on June 30, 2003 and received proceeds of approximately $664,000, net of fees and expenses of approximately $161,000. The Company also issued 600,000 warrants to the placement agent for services in connection with the offering of the equity securities.

Warrants Issued for Services:

During the nine months ended June 30, 2003 the Company issued warrants to purchase 450,000 shares of common stock at an exercise price of $.33 per share through June 10, 2008 to two consultants in exchange for their services.  Such warrants had an estimated fair value of $112,500 at the date of grant calculated using a Black-Scholes option pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by the fair value of the warrants. The unearned compensation is being amortized over the service periods of the consulting agreements. During the nine and three months ended June 30, 2003, the Company recognized a consulting charge of $9,375 for amortization of the unearned compensation.

5.             COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of June 30, 2003, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

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

Disputed Accounts Payable:

As of June 30, 2003, the Company was in a dispute with WorldCom over charges of $54,977 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. Management believes that the Company has made appropriate accruals as of June 30, 2003 and the amount, if any, of charges to be recorded in subsequent periods in connection with this dispute will not be material.

6.             RELATED PARTY TRANSACTIONS

As explained in Note 9 to the Audited Financial Statements, as of June 30, 2003 the Company owned a 50% interest in a joint venture, the Avalon Digital Joint Venture (the “Joint Venture”). The Company’s revenue for the nine months ended June 30, 2003 and 2002 includes $272,359 and $131,726, respectively, from sales of receivers to the Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV (see Note 6 to the Audited Financial Statements) on behalf of the Joint Venture. At June 30, 2003, the Company had a net receivable from the Joint Venture of $16,644, which is included in accounts receivable.

7.             INCOME TAXES

As of June 30, 2003, the Company had net operating loss carryforwards of approximately $15,079,000 ($6,979,000 related to Canadian operations and $8,100,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $6,243,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2003. The Company had also offset such benefits through valuation allowances in prior years (see Note 12 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

8.             SUBSEQUENT EVENTS

On July 1, 2003, the final monthly payment of principal and earned interest to Trinity was due and automatically converted into 256,954 shares of common stock at $.33 per share (see Note 3(L)). On July 8, 2003, the Company issued shares for this obligation and therefore the Convertible Promissory Note and Loan Agreements was paid in full.

On July 23, 2003, the Company converted $100,000 in principal and $1,644 in interest on a note, originally dated June 24, 2002 and held by William Begley, into 254,110 shares of common stock at $.40 per share (see Note 3(J)). The common shares were reserved for issuance for this obligation.  In addition, the Company issued Mr. Begley a five-year warrant to purchase 254,110 common shares at $.40 per share.

On July 23, 2003, the Company converted $75,000 in principal and $2,301 in interest on a Promissory Note and Loan Agreement, originally dated August 28, 2002 and held by Lloyd Berhoff, into 193,253 shares of common stock at $.40 per share (see Note 3(I)). The common shares were reserved for issuance for this obligation.  In addition, the Company issued Mr. Berhoff a five-year warrant to purchase 193,253 common shares at $.40 per share.

The Company did not make the quarterly payment of principal and earned interest to Roselink that was due on July 24, 2003. Because the payment was not made, it automatically converted into 40,436 shares of common stock at $.33 per share (see Note 3(K)).

On July 28, 2003, the Company purchased AvalonBay Cable I, Inc.’s fifty percent interest in the Avalon Digital Joint Venture for approximately $318,000. As of that date, the Avalon Digital Joint Venture provided services to approximately 2,084 subscribers in eleven properties.

On July 30, 2003, the Avalon Digital Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. The total purchase price, including a cost for some additional equipment, was $1,557,600.  Approximately 25% of the purchase price will be held in escrow for eighty days to confirm the number of subscribers. After certain transactional deductions, including a negotiated recoupment to the Company of approximately $150,000 of the $318,000 purchase price, the net proceeds from the five property sale will flow fifty percent to MDU Communications (USA) Inc. with the other fifty percent being apportioned to each of the owner entities of the five properties involved in the CSC Holdings sale.

On August 5, 2003, the Company issued 207,843 common shares to its Chief Executive Officer, Sheldon Nelson, in lieu of $36,000 in salary over the period April 1, 2003 through June 30, 2003.

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

During the first fiscal quarter 2003 ended December 31, 2002, the Company reached an important milestone — positive earnings before interest, taxes, depreciation, amortization and non-cash stock option plan charges (“EBITDA”), of $108,669 and cash provided by operating activities of $87,523.  For the nine months ended June 30, 2003, we again recorded positive EBIDTA of $557,458 and cash provided by operating activities of $265,836. Revenue and total subscribers decreased during the recent quarter due to the sale of non-core systems and subscribers.

Revenue and Subscriber Growth By Quarter

Quarter	Revenue	Subscribers
Q3 -’03	$844,420	13,794
Q2 -’03	$942,130	13,995
Q1 -’03	$827,308	14,096
Q4 -’02	$870,317	13,704
Q3 -’02	$825,192	11,061
Q2 -’02	$688,841	7,741
Q1 -’02	$630,349	6,883
Q4 -’01	$362,875	6,067

In addition, recurring revenue as a percentage of total revenue has been substantially increasing.  During the period ended June 30, 2003, recurring revenue was 94% of total revenues, whereas on average for fiscal year 2002, it was only 54%.  As for subscriber growth, the Company has had to again slow down its growth during the quarter due to financial constraints. With the proceeds from the June 30, 2003 equity financing, mentioned below, the Company believes that it will be able to again increase subscribers in the upcoming quarters.

One of the main challenges facing the Company over the past year has been its available cash. On June 30, 2003, the Company, with the assistance of Casimir Capital as placement agent, closed an equity private placement pursuant to a Confidential Offering Memorandum for 11 equity units at $75,000 per unit, each consisting of 300,000 Company common shares at a price of $0.25 per share and 300,000 five-year warrants to purchase Company common shares at an exercise price of $0.33 per share.  Net proceeds to the Company were $663,937, which are being used partially to retire high interest debt and partially for subscriber growth.

On July 28, 2003, the Company purchased AvalonBay Cable I, Inc.’s fifty percent interest in the Avalon Digital Joint Venture for approximately $318,000. As of that date, the Avalon Digital Joint Venture provided services to approximately 2,084 subscribers in eleven properties.  On July 30, 2003, the Avalon Digital Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. The total sales price, including a cost for some additional equipment, was $1,557,600.  Approximately 25% of the purchase price will be held in escrow for eighty days to confirm the number of subscribers. After certain transactional deductions, including a negotiated recoupment to the Company of approximately $150,000 of the $318,000 purchase price, the net proceeds from the five property sale will flow fifty percent to MDU Communications (USA) Inc. with the other fifty percent being apportioned to each of the owner entities of the five properties involved in the CSC Holdings sale.

Although we have incurred operating losses since inception, since focusing on operations in the most profitable U.S. markets, our recurring revenues have steadily increased.  We should be able to maintain positive EBIDTA on a going forward basis.  Although we believe that the Company can reach profitability with existing financial resources, to aggressively reach our business plan goals, the funding of all our operating expenses and working capital needs may be dependent upon our ability to raise additional financing through public and private placements of both equity and debt securities, in addition to revenues from operations. The Company is actively reviewing financing proposals for debt or equity financings.

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

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to new subscriber activation subsidy, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2003, there were no material changes to accounting estimates or judgments.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

Revenue.    Our revenue for the nine months ended June 30, 2003 increased 23% to $2,641,708 compared to revenues of $2,144,382 for the nine months ended June 30, 2002. The revenue increase results mainly from continued internal growth, contributions from properties acquired and from higher recurring revenues from an increased subscriber base. Recurring revenues comprised 94% of total revenues for the nine months ended June 30, 2003 compared to 54% for the nine months ended June 30, 2002.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $627,797 for the period ended June 30, 2003, as compared to $892,566 for the period ended June 30, 2002, primarily as a result of a reduction in revenue derived from installation services that carries significant direct cost.  In addition, as discussed above, our recurring revenues increased, which carries no significant direct costs.

Sales Expenses.    Sales expenses were $267,044 for the nine months ended June 30, 2003, compared to $263,567 in the nine months ended June 30, 2002. The similarity in sales expenses for the two periods primarily results from the fact that we have been in a slow growth mode for the past year due to financial constraints and have grown by acquisition of subscribers and sales to existing properties instead of concentrating on new properties to increase our subscriber base.

Customer Service Expenses.    Customer service expenses were $759,010 for the nine months ended June 30, 2003, as compared to $302,845 in the nine months ended June 30, 2002. This increase is primarily the result of (i) serving a significantly larger subscriber base than the previous period, mainly due to the Verizon acquisition and transition, (ii) increasing our customer service responsiveness, and (iii) positioning the Company to expand its services to a larger subscriber base in the future.

General and Administrative Expenses.    General and administrative expenses declined 39% to $982,990 for the nine months ended June 30, 2003, from $1,612,590 in the nine months ended June 30, 2002. This decrease is primarily the result of reductions in staff, salary concessions and other cost saving measures.  Such expenses include non cash charges of $198,980 and $179,186 for the nine months ended June 30, 2003 and 2002, respectively, associated with the issuance of option and warrants in exchange for services and the effects of variable accounting resulting from the re-pricing of options.

Other Non-Cash Charges.    Depreciation and amortization expenses increased to $781,641 during the nine months ended June 30, 2003, from $567,188 during the nine months ended June 30, 2002.  The increase in depreciation and amortization is associated with the increase in our subscriber base and the equipment that has been installed to support the increased subscriber base.  Interest expense for the nine months ended June 30, 2003 was $921,061, as compared to $742,959 for the nine months ended June 30, 2002.  The interest expense for the nine months ended June 30, 2003 includes non-cash interest expense of $816,265 associated with the amortization of deferred finance costs and debt discount of warrants issued.

Settlement of Accounts Payable.    During the nine months ended June 30, 2003, we settled certain outstanding trade payables and recognized a gain of $147,297.

Gain on Sale of Property and Equipment.    During the nine months ended June 30, 2003, we recognized a gain on sale of assets of $165,950 from transactions occurring on December 6, 2002 and January 16, 2003.

Net Loss.    Primarily as a result of the above, we report a net loss of $1,344,224 for the nine months ended June 30, 2003, compared to a net loss of $2,204,417 for the nine months ended June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue.    Our revenue for the three months ended June 30, 2003 increased to $872,720, compared to revenues of $825,192 for the three months ended June 30, 2002. The increase results mainly from continued internal growth, contributions from properties acquired and from higher recurring revenues from an increased subscriber base. Recurring revenues comprised 94% of total revenues for the three months ended June 30, 2003 compared to 66% for the three months ended June 30, 2002.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $197,678 for the three months ended June 30, 2003, as compared to $263,573 for the three months ended June 30, 2002, primarily as a result of a reduction in revenue derived from installation services that carries significant direct costs.  In addition, our recurring revenues increased, which carries no significant direct costs.

Sales Expenses.    Sales expenses increased slightly to $88,923 for the three months ended June 30, 2003, from $79,632 in the three months ended June 30, 2002. The similarity in sales expenses for the two periods primarily results from the fact that we have been in a slow growth mode for the past year due to financial constraints and have grown by acquisition of subscribers and sales to existing properties instead of new properties to increase our subscriber base.

Customer Service Expenses.    Customer service expenses were $256,852 for the three months ended June 30, 2003, as compared to $146,484 in the three months ended June 30, 2002. This increase is primarily the result of (i) serving a significantly larger subscriber base than the previous period, mainly due to the Verizon acquisition and transition, (ii) increasing our customer service responsiveness, and (iii) positioning the Company to expand its services to a larger subscriber base in the future.

General and Administrative Expenses.    General and administrative expenses declined by 20% to $470,826 for the three months ended June 30, 2003, from $591,617 in the three months ended June 30, 2002. This decrease is primarily the result of reductions in staff, salary concessions and other cost saving measures. Such expenses include non cash charges of $184,930 and $96,028 for the three months ended June 30, 2003 and 2002, respectively, associated with the issuance of option and warrants in exchange for services and the effects of variable accounting resulting from the re-pricing of options.

Other Non-Cash Charges.    Depreciation and amortization expenses increased to $262,301 during the three months ended June 30, 2003, from $218,432 during the three months ended June 30, 2002.  The increase in depreciation and amortization is associated with the increase in our subscriber base and the equipment that has been installed to support the increasing subscriber base.  Interest expense for the three months ended June 30, 2003 was $274,664, as compared to $493,317 for the three months ended June 30, 2002.  The interest expense for the three months ended June 30, 2003 includes non cash interest expense of $238,509 associated with the amortization of deferred finance costs and debt discount of warrants issued.

Settlement of Accounts Payable.    During the three months ended June 30, 2003, we settled certain outstanding trade payables and recognized a gain of $27,850.

Net Loss.    Primarily as a result of the above, we report a net loss of $641,124 for the three months ended June 30, 2003, compared to a net loss of $963,496 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2003

Cash Position.    At June 30, 2003, we had cash and cash equivalents of $505,517, compared to $99,277 at September 30, 2002. The increase in our cash position was primarily due to the net proceeds of the June 30, 2003 equity private placement.

Operating Activities.    Our operations provided us with net cash of $265,836 during the nine months ended June 30, 2003.  Our net loss of $1,344,224 for the same period was offset by net non-cash charges associated primarily with depreciation and amortization and charges to interest expense for amortization of deferred finance costs and debt discount of $1,597,906.  In addition, despite an increase in revenues, our trade accounts receivable decreased by $188,164.

Investing Activities.    During the nine months ended June 30, 2003, we purchased $520,347 of equipment.  In addition, on December 6, 2002 we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property to a competing provider of such services.  The agreement provided for us to enter into a covenant not to compete at that specific property for five years. The purchase price was fixed at $1,150 cash per active subscriber, plus certain equipment. As of June 30, 2003 we have received the entire purchase price of $185,150.   On January 16, 2003, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $67,000 cash.  As of June 30, 2003 we had received the entire purchase price.  As a result of the aforementioned sales, we recorded a gain on sale of property and equipment during the second quarter of 2003 of $165,950.

Financing Activities.    During the nine months ended June 30, 2003, we used $420,716 for the repayment of certain notes payable.  In addition, we; (i) issued 2,702,753 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $629,410, (ii) issued 640,866 shares of common stock for accrued salaries of $133,417, (iii) issued 140,000 shares of common stock with a fair value of $26,600 as partial settlement of a trade accounts payable, (iv) converted five trade accounts payable in the total amount of $181,424 into five short term note payables, and (v) entered into two short term notes payable, each in the amount of $125,000. On June 30, 2003, we closed an equity private placement pursuant to a Confidential Offering Memorandum for 11 equity units at $75,000 per unit, each consisting of 300,000 Company common shares at a price of $.25 per share and warrants to purchase 300,000 Company common shares at an exercise price of $.33 per share.  Net proceeds to us were $663,937, which are being used partially to retire high interest debt and partially for subscriber growth.

Working Capital     As at June 30, 2003, there was a working capital deficiency of $484,106, compared to a working capital deficiency of $1,286,494 as at September 30, 2002.

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

Other Subsequent Events.

On July 1, 2003, the July 2003 monthly automatic conversion on the January 24, 2002 Convertible Promissory Note and Loan Agreement with Trinity for $1,000,000 was due. The monthly payments of principal and earned interest automatically convert into common stock at an exercise price of $0.33 per share.  The 256,954 common shares were issued on July 8, 2003.  This was the final conversion on the January 24, 2002 Note.

On July 23, 2003, the Company converted $100,000 in principal and $1,644 in interest on a note, originally dated June 24, 2002 and held by William Begley, into common stock at $0.40 per share.  254,110 common shares were reserved for issuance for this obligation.  In addition, the Company issued Mr. Begley a five-year warrant to purchase 254,110 common shares at $0.40 per share.

On July 23, 2003, the Company converted $75,000 in principal and $2,301 in interest on a Promissory Note and Loan Agreement, originally dated August 28, 2002 and held by Lloyd Berhoff, into common stock at $0.40 per share.  193,253 common shares were reserved for issuance for this obligation.  In addition, the Company issued Mr. Berhoff a five-year warrant to purchase 193,253 common shares at $0.40 per share.

The Company did not make the quarterly payment of principal and earned interest to Roselink that was due on July 24, 2003. Because the payment was not made, it automatically converted into 40,436 shares of common stock at $.33 per share, which was issued on August 5, 2003.

On July 28, 2003, the Company purchased AvalonBay Cable I, Inc.’s fifty percent interest in the Avalon Digital Joint Venture for approximately $318,000. As of that date, the Avalon Digital Joint Venture provided services to approximately 2,084 subscribers in eleven properties.  On July 30, 2003, the Avalon Digital Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. The total purchase price, including a cost for some additional equipment, was $1,557,600.  Approximately 25% of the purchase price will be held in escrow for eighty days to confirm the number of subscribers. After certain transactional deductions, including a negotiated recoupment to the Company of approximately $150,000 of the $318,000 purchase price, the net proceeds from the five property sale will flow fifty percent to MDU Communications (USA) Inc. with the other fifty percent being apportioned to each of the owner entities of the five properties involved in the CSC Holdings sale.

On August 5, 2003, the Company issued 207,843 common shares to its Chief Executive Officer, Sheldon Nelson, in lieu of $36,000 in salary over the period April 1, 2003 through June 30, 2003.

Item 3. Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.   Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures effectively provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities  Exchange Act of 1934 are recorded, processed and summarized and reported within the time specified by the Securities and Exchange Commission’s rules and forms.

There was no change in our internal controls over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

On May 4, 2003, the Company issued 258,876 common shares to Trinity Pacific Investments as part of a convertible promissory note due April 1, 2003.

On June 30, 2003, the Company issued 41,288 common shares to Roselink as part of a convertible promissory note due April 24, 2003.

On June 30, 2003, the Company issued 258,235 and 257,595 common shares to Trinity Pacific Investments as part of a convertible promissory note respectively due on May 1, 2003 and June 1, 2003.

On June 4, 2003, the Company issued to employees 23,235 common shares pursuant to the Company’s Employee Stock Purchase Plan for employee contributions for the period January 1, 2003 through March 31, 2003.

On June 4, 2003, the Company issued to certain employees 76,470 Company common shares pursuant to the Company’s Employee Stock Purchase Plan for a Board approved incentive plan.

On June 28, 2003, the Company issued to employees 198,936 Company common shares pursuant to the Company’s Employee Stock Purchase Plan for employee contributions for the period April 1, 2003 through June 30, 2003.

On June 30, 2003, the Company closed an equity private placement pursuant to a Confidential Offering Memorandum for 11 units at $75,000 per unit, each consisting of 300,000 Company common shares at a price of $0.25 per share and 300,000 five-year warrants to purchase Company common shares at an exercise price of $0.33 per share.  In connection with the private placement, 3,330,000 Company common shares were issued.

Item 6. Exhibits and Reports on Form 8-K

The Company files herewith Exhibit 32, Certification of the Quarterly Report of MDU Communications International, Inc. on Form 10-QSB for the period ending June 30, 2003, filed with the SEC on August 14, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
August 14, 2003