Form 10KSB
period 2003-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2003-12-24
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003, or

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
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $4,124,394.

The aggregate market value of the common stock held by non-affiliates, computed by reference to the average bid and ask price of our common stock on March 31, 2003 was $4,721,496.  For purposes of this calculation only, directors, executive officers and the principal controlling shareholder of the registrant are deemed to be affiliates of the registrant.

The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer’s common stock was sold, based on the average of bid and asked prices on December 11, 2003, was $48,019,336.

As of December 11, 2003 there were 34,148,261 shares of common stock outstanding and no other outstanding classes of a common equity security.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

FORWARD-LOOKING STATEMENTS

This Report contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MDU Communications International, Inc. that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words “estimate,” “project,”

“believe,” “anticipate,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words.

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV and the possible sale of DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The words “MDU Communications,” “the Company,” “we,” “our,” and “us” refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

PART I

Item 1.           Description of Business

BUSINESS OF THE COMPANY

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak, had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”) to conduct business in the U.S.  In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001, we completed an agreement with Star Choice Television Network, Inc., one of our Canadian strategic partners, for the sale of certain Canadian satellite television assets for a total adjusted selling price of approximately $7.0 million. As a result, by May 30,

2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. We now operate essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries, with MDU Canada now operating on only a limited basis.

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

OUR STRENGTHS

In addition to the high quality of our digital satellite television programming, our high-speed (broadband) Internet solution and the choices that our products offer to MDU residents, we believe that our access agreements and our strategic alliances represent significant competitive and business strengths.

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

Strategic Alliance With DIRECTV®

In May of 2000, we entered into a long-term proprietary System Operator Agreement with DIRECTV. Under this agreement we are able to establish and maintain MDU distribution systems in non-rural states of the United States (as identified in the agreement) and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DIRECTV’s programming or broadcasting costs. On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, which replaced the System Operator Agreement previously executed by the Company, which was due to initially expire on May 19, 2005. The Company considers the following contractual changes as material:

•                  The upfront activation commission (the “commission”) that the Company receives from DIRECTV for each new subscriber will now be paid to the Company on “gross” subscriber additions instead of “net” subscriber additions in a given month and in an accelerated fashion.

•                  The Company must obtain an annual (twelve month) commitment from a subscriber for DIRECTV programming in order to receive the commission.

•                  The commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period (i.e., if a subscriber disconnects after six months, the Company forfeits 50% of the commission). After twelve months, no portion of the commission can be “charged back.”

•                  The monthly residual payment paid to the Company by DIRECTV, which is based upon the monthly programming revenue to DIRECTV from a subscriber, has been confidentially increased.

•                  The new agreement has an initial term of three years with two, two-year automatic renewal periods upon the Company’s achievement of certain subscriber growth goals, for a total term of seven years.

•                  The agreement has an automatic extension of the entire agreement to coincide with the expiration date of the Company’s latest property access agreement.

Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2003, revenues from DIRECTV direct-to-home (DTH) were 18% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. We believe that DIRECTV’s extensive line up of pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

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

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households with the most densely populated MDU areas in the Northeast. Our short-term goal is to become a significant provider of bundled MDU products and services to the over 8 million MDUs in the Northeastern United States marketplace. Future growth plans include Texas, where we already have operations, and Florida.

Historically, the MDU market has been served by local cable television operators. Generally, these providers used analog technology and MDU residents could not access digital or competitive services.

Although many cable companies have begun the process of upgrading to a digital signal, this transition will require significant capital outlays and time to complete. Additionally, the relationship between the property owners and managers that control access to these properties and the cable operator have been significantly strained over the past 15 years due to the monopolistic sentiment of the cable operator.

We believe that today’s MDU market offers us a very good business opportunity because:

•                  Advances in communication and information technology have created demand for new state-of-the-art services such as digital satellite television and high definition television (HDTV).

•                  Regulatory changes in the United States authorizing the provision of digital satellite television services and local channels has given television viewers the opportunity to choose the provider of their television programming based on quality of signal, cost and variety of programming.

•                  Our marketing program focuses on the choice and benefits of using satellite television programming over cable programming, including cost savings.

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

Hardwired Franchised Cable Systems.    Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. In the U.S., the traditional cable companies serve an estimated 69% of U.S. television households. Although many cable operators currently use analog technologies, which produce inferior quality video and sound compared to digital technologies, many cable operators have begun the process of upgrading to a digital signal, however, this transition requires significant capital outlays and time to deploy. In the meantime, we believe that direct to home (“DTH”) providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal over a vast selection of video and audio channels at a comparable or reduced price to most cable operators’ current service.

Off-Air Broadcasters.    A majority of U.S. households that are not serviced by cable operators are serviced only by broadcast networks and local television stations (“off-air broadcasters”). Off-air broadcasters send signals through the air, which are received by traditional television antennas at the customer’s property. Signals are accessible to anyone with an antenna and programming is funded by advertisers. Audio and video quality is limited and service can be adversely affected by weather or by buildings blocking a signal.

Wireless Cable Systems (Multi-Channel Multi-Point Distribution Services (“MMDS”)).    MMDS systems are a hybrid of cable transmission and off-air broadcasting. MMDS was developed as an alternative where hard-wired cable systems are unavailable or not possible. MMDS programming is transmitted by local cable operators in a scrambled form through the air via microwave frequencies to a small microwave dish at the subscriber’s property, which converts the signal to a frequency band used by standard cable services. However, this system generally requires a direct “line-of-sight” from the transmission facility to the subscriber’s receiving dish, which limits its range and capability of being received. There are very few MMDS providers operating in the U.S. and they serve regional markets only.

Other Operators. Additionally, we compete with other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, which generally serve condominiums, apartment and office complexes and residential developments.  We also compete with other national DBS operators such as Echostar.

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming.

SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA.

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

Preferential Access Rights.    We generally negotiate exclusive rights to provide satellite services singularly, or in competition with competing cable providers, and also negotiate where possible “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at state and federal level suggest that the future enforceability of these provisions may be uncertain. The FCC has recently issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties, though it deferred determination in a pending rulemaking whether to render existing exclusive access agreements unenforceable, or to extend this prohibition to residential MDUs due to an inadequate administrative record. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access, there can be no assurance that it will not attempt to do so. Any such action may undermine the exclusivity provisions of our rights of entry on the one hand, but would also open up many other properties to which we could provide a competing service. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners’ ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

Regulation of our High-Speed Internet Business.    Information service providers (ISPs), including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

EMPLOYEES

The Company had 38 employees, all full-time, as of September 30, 2003. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

RISK FACTORS

The Company faces a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Additional risks and uncertainties not presently known to the Company or that are currently deemed to be immaterial may also impair the Company’s business operations. Factors that could cause or contribute to such differences include, but are not limited to, the following:

We May Be Unable To Meet Our Future Capital Expansion Requirements.

We may require additional capital to finance expansion or growth at levels greater than our current business plan. Because of the uncertainties in raising additional capital, there can be no assurance that we will be able to obtain the necessary capital to finance our growth initiatives. Insufficient capital will require us to delay or scale back our proposed development activities.

We Have Incurred Losses Since Inception And May Incur Future Losses.

To date, we have not shown a profit in our operations. Through our fiscal year ended September 30, 2003, we have incurred net losses of approximately $17,324,000. We do not expect to have profitable operations until sometime in fiscal year 2004, and we cannot assure that we will ever achieve or attain profitability. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business and may impair our ability to continue as a going concern.

We Have A Limited Operating History.

We commenced operations in August 1998. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operating losses.

We Depend Upon Our Relationship With DIRECTV.

In September 2003, we entered into a new System Operator Agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under our agreement with DIRECTV, we may not maintain MDU distribution systems or market direct-to-home satellite broadcast services for others. Consequently, we are totally dependent upon DIRECTV for set-top programming. During the fiscal year ended September 30, 2003, revenues from DIRECTV were 18% of our total revenues. DIRECTV is not required to use us on an exclusive basis for marketing its programming to MDUs.

Because we are an intermediary for DIRECTV, events we do not control at DIRECTV could adversely affect us. One of the most important of these is DIRECTV’s ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases programming from third parties. DIRECTV’s success - and accordingly ours - depends in large part on its ability to select popular programming sources and acquire access to this programming on favorable terms. We have no control or influence over this. If DIRECTV is unable to retain access to its current programming, we cannot assure you that DIRECTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV is unable to continue to provide desirable programming, we would be placed at a competitive disadvantage and may lose subscribers and revenues.  Additionally, any potential sale of DIRECTV, as a company, may have a material affect on our business.

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

Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DBS systems is their ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DBS providers. If competition from cable television operators should increase in the future, we could experience a decrease in our number of subscribers or increased difficulty in obtaining new subscriptions.

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

We Depend On Key Personnel To Maintain Our Success.

Our success depends substantially on the continued services of our executive officers and key employees, in particular Sheldon Nelson and certain other executive officers. The loss of the services of any of our key executive officers or key employees could harm our business. None of our key executive officers or key employees currently has a contract that guarantees their continued employment by us. There can be no assurance that any of these persons will remain employed by us or that these persons will not participate in businesses that compete with us in the future.

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

System Disruptions.

Our ability to attract and retain subscribers depends on the performance, reliability and availability of our services and infrastructure. We may experience periodic service interruptions caused by temporary problems in our own systems or in the systems of third parties upon whom we rely to provide service or support. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and interrupt our services. Service disruptions could adversely affect our revenue and, if they were prolonged, would seriously harm our business and reputation. We do not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. Any of these problems could adversely affect our business. If any of the DIRECTV satellites are damaged or stop working partially or completely, DIRECTV may not be able to continue to provide its subscribers with programming services. We would in turn likely lose subscribers, which could materially and adversely affect our operations and financial performance. DBS technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected.

United States Participation in a War or Military or Other Actions; Terrorism.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in 1) delays or cancellations of customer orders, 2) a general decrease in consumer spending on satellite broadcast and information technology, 3) our inability to effectively market and distribute our products, or 4) our inability to access capital markets, our business and results of operations could be materially and adversely affected. We are unable to predict whether the involvement in a war or other military action will result in any long term commercial disruptions or if such involvement or responses will have any long term material adverse effect on our business, results of operations, or financial condition.

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

We May Issue Shares Of Common Stock In The Future.

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

Item 2.           Description of Property

Our headquarters are in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 6,983 square feet at a current monthly cost of $8,147, expiring July 31, 2004, with a two year extension, which we intend to exercise. We believe that this space is adequate to suit our needs for the foreseeable future. In addition, we carry short term warehouse lease space in Connecticut, Massachusetts and Maryland.

Item 3.           Legal Proceedings

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

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

A.            Market for Common Stock

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low

September 30, 2000	$2.50	$0.81
December 31, 2000	$1.50	$0.25
March 31, 2001	$0.71	$0.23
June 30, 2001	$0.74	$0.37
September 30, 2001	$0.48	$0.26
December 31, 2001	$0.50	$0.25
March 31, 2002	$0.77	$0.33
June 30, 2002	$0.63	$0.35
September 30, 2002	$0.50	$0.25
December 31, 2002	$0.34	$0.15
March 31, 2003	$0.31	$0.17
June 30, 2003	$0.55	$0.22
September 30, 2003	$0.84	$0.41

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

“Penny Stock” Rules

The Company’s common stock is a “penny stock” which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or NASDAQ, its bid price is below $5.00 per share, has net tangible assets of less than $5,000,000, and average annual revenue has not exceeded $6,000,000 in the past three years.

As a result, broker-dealers must comply with additional sales practices requirements. Broker-dealers must determine that the investment is suitable for the buyer and receive the buyer’s written agreement to the transaction before they can sell the Company’s common stock to buyers who are not the broker-dealer’s established customers or institutional accredited investors. In addition, broker-dealers must deliver to the buyer before the transaction a disclosure schedule which explains the penny stock market and its risks, discloses the commissions to be paid to the broker-dealer, discloses the stock’s bid and offer quotations, and discloses if the broker-dealer is the sole market maker in the stock.

B.            Holders of Record

As of December 11, 2003, the Company had 99 holders of record of its shares of common stock, excluding shares held by broker-dealers, with an approximate total of 3,000 shareholders.

C.            Dividends

We have not paid any cash dividends and we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future.  Payment of cash dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends.

D.            Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

(September 30, 2003)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,565,000 shares	(1)	$0.41	1,174,375
Equity compensation plans not approved by security holders	250,000 shares	(2)	$1.23	0

(1)          2001 Stock Option Plan, approved by the shareholders on May 10, 2001, see Note 4(a), contained herein.

(2)          Supplier Stock Option Plan, see Note 4(a), contained herein.

E.              Unregistered Securities Sales (Not Previously Disclosed)

Preferred Stock

There were no sales or issuances of these securities during the fiscal year ended September 30, 2003.

Common Stock

On June 10, 2003 the Company began offering unregistered securities pursuant to a private placement Confidential Offering Memorandum.  The offering consisted of up to 11 units at a purchase price of $75,000 per unit. Each unit consisted of: (i) 300,000 common shares, par value $.001, and (ii) five-year warrants to purchase an aggregate of 300,000 common shares of the Company at an exercise price of  $0.33 per share, subject to adjustment, for a total issuance of 3,300,00 shares and 3,900,000 warrants. The units were offered by the Company through Casimir Capital L.P. on a “best efforts - no minimum basis.”  The units were offered and sold only to “accredited investors,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, and were offered pursuant to exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D and certain state securities laws.  The offering was fully closed on June 30, 2003 with the Company receiving net proceeds of $664,000. Casimir received a fee of $75,000 and 600,000 warrants as described above. The shares and warrants were subsequently registered on August 28, 2003 on Form SB-2, which was declared effective by the Securities and Exchange Commission on October 1, 2003.

On July 23, 2003, the Company converted a promissory term note of $100,000 and $1,644 in interest held by an investor into 254,110 restricted common shares at a price of $0.40 per share. The shares are unregistered.

On July 23, 2003, the Company converted a promissory term note of  $75,000 and $2,301 in interest held by an investor into 193,253 restricted common shares at a price of $0.40 per share.  The shares are unregistered.

On November 14, 2003 the Company began offering unregistered securities pursuant to a private placement Confidential Offering Memorandum.  The offering consisted of up to 22 units at a purchase price of $150,000 per unit. Each unit consisted of: (i) 100,000 common shares, par value $.001, and (ii) three-year warrants to purchase an aggregate of 50,000 common shares of the Company at an exercise price of  $1.75 per share, subject to adjustment, for a total issuance of 2,200,00 shares and 1,100,000 warrants. The units were offered by the Company on a “best efforts - no minimum basis.”  The units were offered and sold only to “accredited investors,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, and were offered pursuant to exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D and certain state securities laws.  The offering was fully closed on November 25, 2003 with the Company receiving net proceeds of $3,300,000. The shares and warrants are to be subsequently registered on Form SB-2 within 120 days of closing.

All other unregistered common stock issuances for this fiscal year have been previously disclosed in the Company’s disclosures on Forms 10-QSB.

Warrants

See above for warrants associated with the June 30, 2003 and November 25, 2003 private placements.

On July 23, 2003, the Company issued to an investor a five year warrant to purchase 254,110 common shares at a price of $0.40 per share. The shares underlying the warrant are unregistered.

On July 23, 2003, the Company issued to an investor a five year warrant to purchase 193,253 common shares at a price of $0.40 per share. The shares underlying the warrant are unregistered.

All other warrants for the purchase of unregistered stock for this fiscal year have been previously disclosed in the Company’s disclosures on Forms 10-QSB.

Options

There were no issuances of options to purchase unregistered common stock during the fiscal year ended September 30, 2003.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those indicated in the forward-looking statements.

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

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of digital satellite television service. First, we offer Digital Broadcast Service (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer Private Cable Service, where digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our revenues from Private Cable result from the difference between the wholesale price charged to us by television program providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. On occasion, we derive revenue from installation services to building owners and managers for property wiring and the installation of equipment to allow for telecommunications services. Most of our services can be installed to receive high definition television (HDTV).

We began offering high-speed (broadband) Internet access services in July of 2000. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs. At September 30, 2003 the Company has $272,000 available under the agreement with Cisco. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties we provide this service in bulk.

Industry-wide, demand for digital satellite television is outpacing traditional cable. The Television Bureau of Advertising recently reported that franchised cable penetration rates are at a six-year low.  Nielson Media Research has reported that wired cable has fallen from 69.2% of American homes to 68.9% in the past year (2002). During the same period, digital satellite television increased its penetration from 12.3% of American homes to 14.4%.  For the period September 2002 to September 2003, CNNMoney reports that the cable industry lost another 1% of subscribers, while the satellite industry increased its subscriber base by 12%. The trend is expected to continue. The Carmel Group is forecasting a 0.6% annual decline in subscribers to wired cable, whereas satellite television is expected to grow at a rate of 8.2% per year, through 2008.

During the four fiscal quarters of 2003, the Company reached and maintained an important milestone; positive earnings before interest, taxes, depreciation, amortization and non-cash stock option charges (“EBITDA”), cumulatively of $108,669, $462,637, $557,458 and $923,791, respectively. The Company uses the common performance gauge of EBITDA (inclusive of non-cash stock option charges) to evidence earnings exclusive of mainly non-cash events, as is common in the technology, and particularly the cable and telecommunications industries. We believe that EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non-cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally.

Recurring revenue as a percentage of total revenue has been substantially increasing.  During the period ended September 30, 2003, recurring revenue was 96% of total revenues, whereas on average for fiscal year 2002, it was only 54%.  As for subscriber growth, the Company had to again maintain slow growth during the fourth quarter due to financial constraints, and in addition, 1,273 non-core subscribers were sold by the Joint Venture during the fourth quarter. At September 30, 2003 the Company had a total of 12,589 subscribers. However, with the proceeds from the June 30, 2003 and November 24, 2003 equity financings, mentioned below, the Company believes that it will be able to again significantly increase subscribers in the upcoming quarters.

One of the main challenges facing the Company over the past year has been its available cash. To that end, on June 30, 2003, the Company, with the assistance of Casimir Capital as placement agent, closed an equity private placement pursuant to a Confidential Offering Memorandum for 11 equity units at $75,000 per unit, each consisting of 300,000 Company common shares at a price of $0.25 per share and 300,000 five-year warrants to purchase Company common shares at an exercise price of $0.33 per share.  Net proceeds to the Company were $663,937, which were used partially to retire high interest debt and partially for subscriber growth.  On November 14, 2003, the Company began offering up to 22 units in a second private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively.   On November 24, 2003, the Company closed on all 22 units for $3.3 million in net proceeds.  In addition, the Company has received approximately $1.7 million in net proceeds from the early exercise of warrants held by various Company shareholders.  The proceeds from these financing events will be used for subscriber growth in upcoming quarters.

On July 28, 2003, the Company purchased AvalonBay Cable I, Inc.’s fifty percent interest in the Avalon Digital Joint Venture for approximately $320,000. As of that date, the Avalon Digital Joint Venture provided services to approximately 2,084 subscribers in eleven properties.  On July 30, 2003, the Avalon Digital Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. The total sales price, including an amount applicable to certain equipment, was $1,557,600.

Although we have incurred operating losses since inception, since focusing on operations in the most profitable U.S. markets, our recurring revenues have steadily increased. As such, we should be able to maintain positive EBIDTA on a going forward basis and reach profitable operations with existing resources.

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

(a)       Revenue recognition with respect to initial service or connection:

New subscriber activation subsidies from the satellite programming provider are recognized as revenue on a straight-line basis over the estimated average period that a customer will remain a subscriber to a maximum of four years. The expected customer relationship is estimated based on the historical relationship with similar type customers. Any significant variations to these historical relationships would cause an increase or decrease in the expected term of the customer relationship, which would have a converse effect on the amount of revenue recognized.

(b)       Allowance for doubtful accounts:

We provide an allowance for doubtful accounts equal to the estimated collection losses based on our historical experience coupled with a review of the current status of existing receivables. Any significant variations in our historical experience or status of our existing accounts receivable could have a material impact on our statement of operations.

(c)        Fair value of equity instruments:

We estimate the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and common stock using the market value of our stock. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and nonemployees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we have used the following assumptions in the years ended September 30, 2003 and 2002: Expected Volatility 127%; Risk Free Interest Rate 4.75%; Expected Years of Option Life 1 to 5 years; and Expected Dividends 0%.

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

(d)       Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income taxes and other deferred tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2003.

(e)        Valuation of long-lived assets:

We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2003, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Net Loss.    We reported a net loss of $2,117,707 for the year ended September 30, 2003 compared to a net loss of $2,988,036 for the year ended September 30, 2002. The reduction in actual net loss from 2002 to 2003 is due mainly to the gain on sale of customers of $869,259 and an increase in revenues from a larger subscriber base over a full year period.

Revenues.    Revenue for the year ended September 30, 2003 of $4,124,394 increased 37% from September 30, 2002 revenue of $3,015,709. Revenue for the twelve months ended September 30, 2003 was comprised of 32% private cable revenue, 54% net programming revenue, 10% Internet access fees and 4% from wiring, equipment and other sales. Increased revenue for the current period is due to an increase in the average number of subscribers during 2003 that provided higher revenue and the combining of the Joint Venture revenue ($545,579) with our revenues, due to the purchase (see Note 8). We also recorded interest income of $4,746 and $4,344 for the twelve months ended September 30, 2003 and 2002. We anticipate that revenues will increase in 2004 proportionally with achieved and anticipated growth.

Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections, system maintenance costs and equipment costs and are 26% of revenue for the year ended September 30, 2003 compared to 38% for the same period in the prior year. Direct costs decreased slightly to $1,060,198 as of September 30, 2003 from $1,145,761 in the year ended September 30, 2002. This slight decrease was due to a reduction in deployment of properties and overall cost reductions during the year. We anticipate direct costs will increase proportionally with planned growth during 2004.

Sales Expenses.    Sales expenses consist mainly of salaries, commissions, marketing materials, trade shows, advertising and promotion. Sales expenses decreased to $353,980 as of September 30, 2003 from $446,732 in the year ended September 30, 2002. This decrease in sales expenses was mainly due to a decrease in sales functions during the year and overall cost reductions during the year. We anticipate sales expenses will increase proportionally with planned growth during 2004.

Customer Service Expenses.    Customer service expenses consist mainly of call center and customer technical services. Customer service expenses were $1,075,255 for the year ended September 30, 2003 compared to $571,236 for the year ended September 30, 2002. This increase is primarily the result of (i) serving a significantly larger subscriber base throughout the course of the full year as opposed to the year ending September 30, 2002, and (ii) increasing our levels of customer service and satisfaction, and (iii) upgrades and maintenance to our Dataman Subscriber Management System (SMS), which is our internally developed software system used to manage, deploy, track and bill our customers. We anticipate customer service expenses will increase proportionally with achieved growth during 2004.

General and Administrative Expenses.    General and administrative expenses increased slightly to $2,278,818 in 2003 from $2,133,700 in the year ending September 30, 2002. Stock option compensation including the effects of variable accounting for options and other non-cash charges (excluding amortization) of $778,047 and $103,108 are respectively included in general and administrative expenses in the years ended September 30, 2003 and 2002. The balance of general and administrative expenses for the years ended September 30, 2003 and 2002 is mainly comprised of the following:

	Year ended September 30, 2003	% of G&A	Year ended September 30, 2002	% of G&A
Wages	$445,244	20%	$742,825	34%
Professional fees	76,423	3%	118,912	5%
Office	16,753	1%	22,886	1%
Travel	20,716	1%	60,704	3%

Other Non-Cash Charges.    Interest expense in the twelve months ended September 30, 2003 was $998,659 compared to interest expense at September 30, 2002 of $865,743. Of these amounts, $914,779 and $730,667 were respectively non-cash interest expense items related to amortization of the fair value of warrants and the beneficial conversion feature related to the issuance of convertible notes issued during the twelve months ended September 30, 2003 and 2002, respectively.

Settlement of Liabilities.    During the year ended September 30, 2003, we settled certain outstanding trade payables for a gain of $175,011, with no settlement of trade payables occurring in the year ending September 30, 2002. During the year ended September 30, 2003, we incurred noncash charges in the amount of $174,472 relating to the conversions of promissory notes into common stock, with no similar charges being incurred during the year ended September 30, 2002.

OUTLOOK

Although the Company has incurred operating losses since inception, with consolidated operations in the most profitable U.S. markets, a significant reduction in monthly expenses, increasing revenues, and achievement of positive EBITDA for all of fiscal 2003; the Company expects to achieve profitability in fiscal year 2004. Although the Company can reach profitability with existing financial resources, to aggressively reach or exceed business plan forecasts, the Company may be dependent upon its ability to obtain additional financing.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended September 30, 2003 and 2002, we recorded a net loss of $2,117,707 and $2,988,036, respectively. Although we had negative cash flows from operating activities of $282,417 during the year ended September 30, 2002, we had positive cash flows from operating activities of $663,123 during the year ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of $17,323,726.

As the result of the continued execution of our business strategy, we expect that cash from operating activities and available credit will be sufficient to fund our operating needs, contractual obligations, and capital expenditures for fiscal 2004.  However, if (i) a disproportionate number of subscribers churn relative to the number of quality subscribers we enroll; (ii) we are not able to enroll a sufficient number of quality subscribers, or (iii) we do not realize desirable aggregate margins from our subscriber base, our results of operations may not be able to provide sufficient cash flows from operating activities to sustain our business strategy.

Subsequent to September 30, 2003, we received net proceeds of $3,300,000 relating to the sale of units in a private placement as of November 24, 2003 and net proceeds from the exercise of warrants and options in the amount of $1,763,505 for total additional liquidity of $5,063,505.

The following table displays payments for our contractual obligations outstanding at September 30, 2003:

	Total	Less than one year
Debt Obligations	$86,653	$86,653
Capital Lease Obligations	94,721	94,721
Operating Lease Obligations	81,470	81,470
Total	$262,844	$262,844

Cash Position.    At September 30, 2003, we had cash and cash equivalents of $507,775 compared to $99,277 at September 30, 2002. The increase in our cash position is due mainly to proceeds from financing activities.

Operating Activities.    Despite our net loss during the year ended September 30, 2003 of $2,117,707, our operating activities provided us with cash flows of $663,123 as compared with a net loss of $2,988,036 and a use of cash of $282,417 during the year ended September 30, 2002.  The principal reasons for the improved cash flows from operating activities were, (i) an increased level of sustained revenues and improved collections, (ii) our efforts to better contain costs at levels more appropriate for our operations, and (iii) during the year ended September 30, 2003, we incurred net non cash charges of approximately $2,230,000 as compared to approximately $1,757,000 during the year ended September 30, 2002.

Investing and Financing Activities.    During the twelve months ended September 30, 2003, we purchased $1,465,853 of equipment. In July 2001, Cisco Systems Capital Corp. extended lease financing to us in order to purchase Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of September 30, 2003, we had available $272,000 under the agreement.

During the year ended September 30, 2003, we used $793,045 for the repayment of certain notes payable.  In addition, we (i) issued 3,447,506 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $1,168,992, (ii) issued 944,559 shares of common stock for accrued salaries of $198,841, (iii) issued 140,000 shares of common stock with a fair value of $26,600 as partial settlement of a trade accounts payable, and  (iv) converted five trade accounts payable in the total amount of $186,594 into five short term note payables.

On February 28, 2003 we entered into two short-term 90 day notes with two investors for $125,000 each at an interest rate of 16%. Upon maturity, these notes were extended for an additional 90 days with principal and interest being paid in full on August 27, 2003.

On June 10, 2003 we began offering a private placement of equity securities pursuant to a confidential offering memorandum of 11 units comprised of 300,000 common shares and 300,000 warrants to purchase common shares for gross aggregate proceeds of $825,000.  On June 30, 2003, the private placement was closed resulting in net cash proceeds to the Company of $663,937.

Settlement of Accounts Payable.    During the year ended September 30, 2003, we settled certain outstanding trade payables for a gain of $175,011.

Gain on Sale of Customers.  On December 6, 2002, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The sales price was fixed at $1,150 cash per active subscriber, plus a specified amount for certain equipment for a total sales price of $185,150.  On January 16, 2003, we entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The sales price was fixed at $67,000 cash.  On July 30, 2003, we entered into an agreement to sell certain equipment and customer lists associated with five multi-dwelling unit properties.  The sales price was fixed at $1,200 cash per active subscriber, plus certain equipment for a total of $1,557,600, as adjusted.  As a result of the aforementioned sale, we recognized total gains from sales of customers of $869,259 for the year ended September 30, 2003.

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

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2003, and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 10, 2003

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2003 and 2002

	September 30, 2003	September 30, 2002

ASSETS

CURRENT
Cash and cash equivalents	$507,775	$99,277
Accounts receivable— trade, net of an allowance of $72,605 and $80,000	348,332	755,056
Prepaid expenses and deposits	463,314	100,370
TOTAL CURRENT ASSETS	1,319,421	954,703

Telecommunications equipment inventory	255,878	266,595
Property and equipment, net	3,736,680	3,320,375
Investment in joint venture	—	311,466
Intangible assets, net	1,081,982	1,505,229
Deferred finance costs, net	—	88,859
TOTAL ASSETS	$6,393,961	$6,447,227

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$489,275	$611,239
Other accrued liabilities	700,171	666,111
Current portion of notes payable, net of debt discount of $14,645 and $713,969	86,653	828,197
Current portion of capital lease obligation	94,721	135,650
TOTAL CURRENT LIABILITIES	1,370,820	2,241,197

Deferred revenue	579,941	781,099
Notes payable, net of current portion and debt discount of $21,963		18,120
Capital lease obligation, net of current portion		87,000
TOTAL LIABILITIES	1,950,761	3,127,416
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 27,751,479 and 19,539,136 shares issued and outstanding	27,750	19,539
Additional paid-in capital	21,822,509	18,506,291
Unearned compensation	(83,333)
Accumulated deficit	(17,323,726)	(15,206,019)
TOTAL STOCKHOLDERS’ EQUITY	4,443,200	3,319,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,393,961	$6,447,227

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
For the Years Ended September 30, 2003 and 2002

	For the year ended September 30, 2003	For the year ended September 30, 2002

REVENUE	$4,124,394	$3,015,709

OPERATING EXPENSES
Direct costs	1,060,198	1,145,761
Sales expenses	353,980	466,732
Customer service expenses	1,075,255	571,236
General and administrative expenses	2,278,818	2,133,700
Depreciation and amortization	1,264,792	856,927
TOTALS	6,033,043	5,174,356

OPERATING LOSS	(1,908,649)	(2,158,647)

Other income (expenses)
Gain on sale of customers	869,259	—
Gain on settlement of accounts payable	175,011
Loss on extinguishment of notes payable	(174,472)
Interest income	4,746	4,344
Interest expense (including non cash interest of $914,779 and $730,667)	(998,659)	(865,743)
Minority interest	(84,943)
Equity in earnings of joint venture	—	32,010
Totals	(209,058)	(829,389)

NET LOSS	$(2,117,707)	$(2,988,036)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.09)	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,788,924	18,384,874

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended September 30, 2003 and 2002

	Common stock		Convertible preferred stock		Additional paid-in capital
	Shares	Amount	Shares	Amount	Amount	Unearned Compensation	Accumulated deficit	Total

Balance, October 1, 2001	18,046,320	$18,047	7,200	$7	$16,483,476		$(12,217,983)	$4,283,547

Issuance of warrants in exchange for services					83,108			83,108

Issuance of warrants in connection with issuance of notes payable					1,367,625			1,367,625

Beneficial conversion feature related to issuance of notes payable and warrants					19,500			19,500

Issuance of warrants in connection with extension of due dates of notes payable					55,500			55,500

Issuance of common stock in connection with issuance of notes payable	150,000	150			74,850			75,000

Conversion of notes payable	861,077	861			283,293			284,154

Issuance of options to consultants					20,000			20,000

Issuance of common stock under employee stock purchase plan	473,459	473			118,940			119,413

Conversion of preferred shares	8,280	8	(7,200)	(7)	(1)			—

Net loss							(2,988,036)	(2,988,036)
Balance, September 30, 2002	19,539,136	19,539	—	—	18,506,291	—	(15,206,019)	3,319,811

Conversion of notes payable and accrued interest	3,447,506	3,447			1,165,545			1,168,992

Issuance of common stock for accrued compensation	944,559	945			197,896			198,841

Issuance of shares as partial settlement of accounts payable	140,000	140			26,460			26,600

Issuance of warrants in connection with issuances of notes payable					89,550			89,550

Issuance of warrants in connection extinguishment of notes payable					174,472			174,472

Issuance of options and warrants in exchange for services					147,250	$(147,250)		—

Amortization of unearned compensation						$63,917		63,917

Issuance of common stock through private placement	3,300,000	3,300			660,637			663,937

Effect of variable accounting for options					714,130			714,130

Issuance of common stock for warrants exercised	94,653	93			8,507			8,600

Issuance of common stock for options exercised	285,625	286			131,771			132,057

Net loss							$(2,117,707)	$(2,117,707)
Balance, September 30, 2003	27,751,479	27,750	—	—	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2003 and 2002

	For the year ended September 30, 2003	For the year ended September 30, 2002

OPERATING ACTIVITIES
Net loss	$(2,117,707)	$(2,988,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	57,121	98,584
Depreciation and amortization	1,264,792	856,927
Issuance of options and warrants in exchange for services		103,108
Amortization of unearned compensation	63,917
Effect of variable accounting for options	714,130
Charge to interest expense for amortization of deferred finance costs and debt discount	914,779	730,667
Minority Interest	84,943
Equity in earnings of joint venture	—	(32,010)
Gain on sale of customers	(869,259)
Gain on settlement of accounts payable	(175,011)
Loss on extinguishment of notes payable	174,472
Changes in operating assets and liabilities:
Accounts receivable	635,240	(503,890)
Prepaid expenses and deposits	18,336	(48,632)
Accounts payable	(15,943)	359,006
Other accrued liabilities	242,067	616,685
Deferred revenue	(328,754)	525,174
Net cash provided by (used in) operating activities	663,123	(282,417)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,465,853)	(1,365,513)
Acquisition of Verizon assets		(763,210)
Proceeds from sale of customers and property and equipment	1,443,522
Contributions to joint venture	(73,589	(207,622)
Distributions from joint venture	27,300	127,387
Purchase of remaining interest in joint venture	(319,625)
Net cash used in investing activities	(388,245)	(2,208,958)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable		2,005,166
Proceeds from issuance of other notes payable	250,000
Payments of notes payable	(793,045)	(156,250)
Payments of finance costs		(37,833)
Payments of capital lease obligation	(127,929)	(5,883)
Proceeds from private placement of common stock and warrants	663,937
Proceeds from warrants exercised	8,600
Proceeds from options exercised	132,057
Net cash provided by financing activities	133,620	1,805,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	408,498	(686,175)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	99,277	785,452
CASH AND CASH EQUIVALENTS, END OF YEAR	$507,775	$99,277

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.              BUSINESS AND BASIS OF PRESENTATION

MDU Communications International, Inc. and its subsidiaries (the “Company”) provide delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties (“MDUs”) such as apartment buildings, condominiums, gated communities, hotels and universities.

The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the years ended September 30, 2003 and 2002, the Company recorded a net loss of $2,117,707 and $2,988,036, respectively. Although the Company had negative cash flow from operating activities during the year ended September 30, 2002 of $282,417, it had positive cash flows from operating activities during the year ended September 30, 2003 of $663,123. At September 30, 2003, the Company had an accumulated deficit of $17,323,726.  Management believes that the Company will have sufficient resources to meet its obligations and continue as a going concern through at least September 30, 2004.

The Company has unused borrowing capacity as of September 30, 2003, for the purchase of equipment from Cisco Systems, Inc. in the amount of approximately $272,000  (See Note 6).  In addition, during the period from October 1, 2003 through December 10, 2003, the Company received net proceeds of approximately $3,300,000 from a private placement of units of common stock and warrants and net proceeds of $1,700,000 from the exercise of previously issued options and warrants  (See Note 14).

2.              SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described below:

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc., MDU Communications (USA) Inc. and, effective October 1, 2002, Avalon Digital Joint Venture (the “Joint Venture”).  All inter-company balances and transactions are eliminated.

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

(d) Investment in Joint Venture

Prior to October 1, 2002, the Company’s investment in the Joint Venture was recorded on the equity basis whereby the Company recorded its proportionate share of income or loss from the joint venture. Dividends received were recorded as reductions in the net investment.

(e) Intangible Assets

Intangible assets consist of building access agreements and subscriber lists, which were acquired in the purchase of Digital Solutions, LLC and the acquisition of video assets from Verizon and are being amortized on the straight-line basis over four to five years.

(f) Long-lived Assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses were identified by the Company for the years ended September 30, 2003 and 2002.

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

The Company may also receive a new subscriber activation subsidy from the satellite programming provider at the time it signs up a new customer. However, this subsidy is a “net” subsidy, meaning that if the subscriber terminates service, the subsidy is recouped by the programming provider through an offset against the subsidy earned on another new customer. These subsidies are recognized as revenue on a straight-line basis over the estimated average period that a customer will remain a subscriber of four years.

Revenues from contracts involving multiple elements are allocated to each element based on the relative fair value of each element.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

(h) Loss Per Common Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, and the conversion of promissory notes, were issued during the period and other related adjustments were made.

There were 12,360,677 potentially dilutive common shares (9,467,363 from warrants; 2,815,000 from options; 78,314 from convertible notes) as of September 30, 2003 and 10,380,047 potentially dilutive common shares (4,577,500 from warrants; 2,822,750 from options; 2,979,797 from convertible notes), as of September 30, 2002. However, diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company had a net loss in 2003 and 2002 and the assumed effects of the exercise of all of the Company’s stock options and warrants and the conversion of promissory notes that were outstanding during all or part of those years would have been anti-dilutive.

(i) Foreign Exchange

Effective September 30, 2001, the Company adopted the United States dollar as its functional and reporting currency since a majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Previously, the Company’s functional and reporting currency was Canadian dollars. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2003 and 2002 and cumulative translation gains and losses as of September 30, 2003 and 2002 were not material.

(j) Stock-Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation,”(“SFAS 123”) the Company has accounted for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and has made the pro forma disclosures required by SFAS 123 in Note 4. Under APB 25, compensation charges arise from those situations where options are granted to employees and directors at an exercise price lower than the fair value of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the related stock options.

For variable stock option plans, the Company recognizes a compensation expense or credit for the increase or decrease in the intrinsic value of the option. The intrinsic value is represented by the excess of the market price of the Company’s stock over the exercise price of the option.

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

(l) Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable and capital lease obligations at September 30, 2003 and 2002 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

(m) Credit Concentration

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions.  At September 30, 2003, the Company has cash balances that exceed Federally insured limits in the amount of approximately $290,000. Accounts receivable from DIRECTV (see Note 6) at September 30, 2003 and 2002, respectively, represented 25% and 42% of total trade accounts receivable. Revenues realized from DIRECTV represented 18% and 12% of total revenues in the years ended September 30, 2003 and 2002, respectively.

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

(p) Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants have issued certain accounting pronouncements as of September 30, 2003 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2003 and 2002, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

(q) Reclassifications

Certain prior year amounts have been reclassified to conform to the presentations in the consolidated financial statements as of and for the year ended September 30, 2003.

3.              NOTES PAYABLE

Notes payable under term loans and convertible promissory notes payable outstanding as of September 30, 2003 consisted of the following:

6.5% note under term loan due in installments through March 3, 2004(a)	$9,239
11% note under term loan due in installments through February 15, 2004(b)	8,521
9% note under term loan due in installments through October 10, 2003(c)	2,322
12% note under term loan due in installments through May 15, 2004(d)	39,541
9% note under term loan due in installments through September 30, 2004(e)	15,085
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $14,645(f)	10,355
9% note under term loan due in installments through October 1, 2003(g)	1,590
Total, net of unamortized debt discount of $14,645	$86,653

(a)          On February 24, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, North Supply Company, for $22,174. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 6.5%.

(b)         On February 20, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, TLA Associates, for $21,724. The note has a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 11%.

(c)          On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Distinctive Communications, Inc., for $23,215. The note has a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%.

(d)         On May 15, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, PDI Communications, Inc., for $59,311. The note has a term of twelve months with twelve equal monthly payments of principal and earned interest at a stated rate of 12%.

(e)          On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. The note is secured by certain assets and equipment.

(f)            On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment of principal and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share. As additional consideration in connection with the issuance of the Promissory Note, the Company issued 300,000 warrants to Roselink at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $111,000, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123. In addition, the fair value of the Company’s common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a Beneficial Conversion Feature of $130,303. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $241,303. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $100,000 and reduced the carrying value of the Promissory Note by a corresponding amount.  Because payments were not made, they automatically converted. A total of 166,825 and 88,542 common shares were issued for this obligation during the years ended September 30, 2003 and 2002, respectively.

(g)         On August 8, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a consultant, Tim Lucy, for $4,770. The note has a term of three months with three equal monthly payments of principal and earned interest at a stated rate of 9%.

On December 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Direct Focus, for $55,000 on an outstanding invoice of $95,000. As additional consideration, the Company issued 140,000 shares of common stock with a fair value of $26,600 to Direct Focus. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with David Lyall for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued Mr. Lyall warrants to purchase 40,000 shares of common stock at $.33 per share through May 28, 2006. Such warrants had a fair value of $10,800 using a Black-Scholes option pricing model  which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement with Steve Mazur for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%. In connection therewith, warrants to purchase 25,000 shares of common stock at an exercise price of $.33 per share through February 28, 2006 were issued. Such warrants had a fair value of $5,500 using a Black-Scholes option pricing model which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued Mr. Mazur warrants to purchase 25,000 shares of common stock at $0.33 per share through May 28, 2006. Such warrants had a fair value of $6,750 using a Black-Scholes option pricing model which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On August 28, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Domino International, Ltd., Jon Gruber and Lloyd Berhoff for $250,000. The notes had a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. was issued 12,500 two-year warrants, Domino International, Ltd. was issued 25,000 two-year warrants, Jon Gruber was issued 50,000 two-year warrants, and Lloyd Berhoff was issued 37,500 two-year warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model, was $26,250. Accordingly, the Company initially increased additional paid-in capital by $26,250 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. The debt discount was amortized to interest expense over the lives of the notes. On November 26, 2002, Lloyd Berhoff, who held a note in the principal amount of $75,000, agreed to defer all of the quarterly principal payments until November 28, 2003. As further consideration for the extension, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Berhoff. Such warrants had a fair value of $28,500 calculated using a Black-Scholes option pricing model. Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. On July 23, 2003, Lloyd Berhoff, agreed to convert the principal balance of the note and accrued interest thereon which aggregated $77,301 into 193,253 shares of common stock.  In addition, the Company issued warrants to Berhoff to purchase 193,523 shares of common stock at an exercise price of $.40 per share through July 23, 2008.  The fair value of the warrants of $75,369, as calculated using a Black-Scholes option pricing model, was charged to other expense with an offsetting credit to additional paid-in capital in accordance with SFAS 84, “Induced Conversions of Convertible Debt” (“SFAS 84”).   As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the notes.

On June 24, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., William Begley and the Warren K. and Patricia A. Kourt Trust for $175,000. The notes had a term of one year with, originally, four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. was issued 25,000 two-year warrants, William Begley was issued 50,000 two-year warrants and the Warren K. and Patricia A. Kourt Trust were issued 12,500 two-year warrants each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model, was $25,375. Accordingly, the Company initially increased additional paid-in capital by $25,375 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid approximately $5,000 of legal and other professional fees in connection with the sale of the notes and, accordingly, recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs were amortized to interest expense over the lives of the notes. On November 26, 2002, William Begley, who held a note in the principal amount of $100,000, agreed to defer all principal payments until September 24, 2003. As further consideration for the extension, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $.25 per share through November 26, 2005 to Begley. Such warrants had a fair value of $38,000 calculated using a Black-Scholes option pricing model. Accordingly, the Company initially increased debt discount and additional paid-in capital by the fair value of the warrants. On July 23, 2003, William Begley, agreed to convert the principal balance of the note and accrued interest thereon which aggregated $101,644 into 254,110 shares of common stock.  In addition, the Company issued warrants to Begley to purchase 254,110 shares of common stock at an exercise price of $.40 per share through July 23, 2008.  The fair value of the warrants of $99,103, as calculated using a Black-Scholes option pricing model, was charged to other expense with an offsetting credit to additional paid-in capital in accordance with SFAS 84. As of

September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the notes.

On March 6, 2002, the Company entered into a Term Loan and Promissory Note Agreement with an investment group consisting of Protea Ventures, Ltd., Vancadia Capital Corp., Aspen International, Ltd. and Jon Gruber for $300,000. The notes had a term of one year with four equal quarterly payments of principal and earned interest at a stated rate of 20%. As further consideration for the Term Loan and Promissory Note Agreement, Protea Ventures, Ltd. and Vancadia Capital Corp. were issued 25,000 two-year warrants and Aspen International, Ltd. and Jon Gruber were issued 50,000 two-year warrants, each to purchase common stock at an exercise price of $0.43. The fair value of the warrants, as calculated using a Black-Scholes option pricing model, was $85,500. Accordingly, the Company initially increased additional paid-in capital by $85,500 representing the fair value of the warrants and reduced the carrying value of the notes for the debt discount attributable to the fair value of the warrants. In addition, the Company paid $33,000 of legal and other professional fees in connection with the sale of the notes and, accordingly, recorded deferred finance costs of an equivalent amount. The debt discount and deferred finance costs were amortized to interest expense over the lives of the notes. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the notes.

On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Trinity Pacific Investments, Ltd. (“Trinity”) for $1,000,000. The Promissory Note was payable through July 1, 2003 at a stated interest rate of 3%, with monthly repayment of principal and earned interest. The monthly payments of principal and earned interest automatically converted into common stock at an exercise price of $.33 per share. As additional consideration in connection with the issuance of the Promissory Note, the Company issued 3,000,000 warrants to Trinity at an exercise price of $0.43 per share for a two-year exercise period with an estimated fair value of $1,110,000, as calculated using a Black-Scholes option pricing model. In addition, the fair value of the Company’s common stock on January 24, 2002 was $0.37 per share, which exceeded the effective conversion price for the Promissory Note resulting in a beneficial conversion feature (“Beneficial Conversion Feature”) or right for which the value is measured by the difference between the aggregate effective conversion price and the fair value of the common stock into which the securities are converted. The Beneficial Conversion Feature associated with these notes aggregated of $1,303,030. As a result, the aggregate fair value of the warrants and the Beneficial Conversion Feature associated with the Promissory Note was $2,413,030. Since the amount of the debt discount cannot exceed the principal balance of the Promissory Note, the Company initially increased additional paid-in capital by $1,000,000 and reduced the carrying value of the Promissory Note by a corresponding amount. In addition, the placement agent, Haywood Securities Inc., received 150,000 shares of Company stock with a fair value of $75,000 and warrants to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.43 for a two-year period with a fair value of $55,500, as calculated using a Black-Scholes option pricing model. Accordingly, the Company increased common stock and additional paid-in capital and deferred finance costs for the fair value of the common stock and warrants issued. A total of 2,598,374 and 527,365 common shares were issued for this obligation during the years ended September 30, 2003 and 2002, respectively. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On January 18, 2002, the Company entered into two Convertible Promissory Note and Loan Agreements, one with Daniel Fitzgerald and the other with William Begley, each for $75,000. The Promissory Notes, which matured on January 18, 2003 and bore interest at 9%, provided for quarterly repayment of principal and interest. In addition, each of Fitzgerald and Begley was able to request quarterly conversion of principal and interest at a conversion rate of $.33 per share. As additional consideration in connection with the issuance of the Promissory Notes, the Company issued 225,000 warrants each to Fitzgerald and Begley at an exercise price of $0.43 per share for a two-year exercise period. Accordingly, the Company initially increased additional paid-in capital by $65,250 each for the fair value of the warrants as calculated using a Black-Scholes option pricing model, and reduced the carrying value of the Promissory Notes for the debt discount attributable to the fair value of the warrants issued to the investors. The fair value of the Company’s stock at January 18, 2002 was $0.36 per share, which exceeded the effective conversion price for the Promissory Notes. The Beneficial Conversion Feature associated with these notes aggregated $175,955. Since the amount of debt discount cannot exceed the principal balance of the Promissory Notes, the Company initially increased additional paid-in capital by $19,500 and reduced the carrying value of the Promissory Notes by a corresponding amount. A total of 234,944 and 245,170 common shares were issued for this obligation during the years ended September 30, 2003 and 2002, respectively. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

The issuances of shares of common stock as payments of principal and interest on certain notes were noncash transactions that are not reflected in the accompanying condensed consolidated statements of cash flows.

4.              SHARE CAPITAL

Preferred Shares:

On January 28, 2000, the Company issued 3,630,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”), at an issue price of $2.50 per share, in exchange for cash and services in connection with a private placement. A total of 3,637,200 Preferred Shares were converted in the year ended September 30, 2001 and the remaining 7,200 Preferred Shares were effectively converted in the year ended September 30, 2002 at the conversion ratio that was in effect during those years of 1.15 common shares for each Preferred Share.

As of September 30, 2003, the Company was still authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of September 30, 2003.

Stock Option Plans:

(a)          Suppliers’ Stock Option Plan (“Suppliers’ Plan”):

On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers’ Plan, eligible suppliers can earn options to purchase an aggregate of 250,000 common shares of the Company. As of September 30, 2003, all 250,000 options had been granted.  During the year ended September 30, 2003, the Board repriced 75,000 of the supplier options from $1.50 per share to $0.33 per share. As a result of such repricing, the Company is subject to variable accounting for such options and, accordingly has recognized a non-cash credit of $500 during the year ended September 30, 2003 based on changes in the fair value of the options subsequent to the date of repricing.

(b)          Employees’ Stock Option Plans (“Employee Plans”):

On November 24, 1998, the Company established Employee Plans whereby certain employees, officers and directors were granted options to purchase up to an aggregate of 600,000 common shares of the Company. On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan (“2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant certain employees, consultants, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company at $5.00 per share. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the

November 24, 1998 Employee Plans, 90,276 were redesignated to be included in the 2000 Option Plan.

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.  During the year ended September 30, 2003, the Board of Directors approved the repricing of certain options previously granted to directors, officers, employees and consultants from $0.60 per share to $0.33 per share.  As of September 30, 2003, a total of 1,925,624 of the 2,565,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $0.33 per share.  As a result of such repricing, the Company is subject to variable-plan accounting for such options and, accordingly, it recognized non-cash charges for compensation expense of $714,630 during the year ended September 30, 2003 based on the net increases in the market value of the options subsequent to the respective dates of repricing.  The Company did not recognize any charges for compensation expense during the year ended September 30, 2002 related to variable-plan accounting since the changes in the market value of the options were immaterial.

On May 9, 2002, the Board of Directors of the Company granted a total of 230,000 options pursuant to the 2001 Option Plan to employees. These options have a five-year term and an exercise price of $0.60 per share.

On September 12, 2002, the Board of Directors of the Company granted each independent Board member additional options as compensation for sitting on the Board for the current and upcoming year. Douglas Hooper, J.E. “Ted” Boyle and Robert Dyck each received 50,000 fully vested options at an exercise price of $0.60 per share, exercisable for five years.

On July 29, 2003 the Board of Directors granted a total of 215,000 options pursuant to the 2001 Option Plan to employees.  These options have a five-year term and an exercise price of $0.33 per share.

The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB 25 whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. For the years ended September 30, 2003 and 2002, there was no excess and, accordingly, no compensation cost was required to be recorded in connection with options issued to directors, officers and employees.

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net loss and loss per common share would have been increased to the pro forma amounts shown in the table below.  The fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions set forth in Note 4(d).

	Years ended September 30,
	2003	2002
Net loss as reported	$(2,117,707)	$(2,988,036)
Deduct: Total stock based employee compensation determined under fair value based method for all awards	135,892	1,653,309
Pro forma net loss	$(2,253,599)	$ ((4,641,345)
Pro forma loss per common share	$(0.10)	$(0.25)

The unamortized fair value of all remaining outstanding employee stock options as of September 30, 2003 is $78,413, which will be charged to pro forma net earnings in future years according to the vesting terms of the options.

(c) Issuance of Options to Consultants:

On February 28, 2003, the Company granted five-year options to purchase a total of 25,000 shares of common stock under the 2001 Option Plan to a consultant in exchange for services. The options were originally granted at an exercise price of $0.60 per share but were repriced on July 23, 2003 at $0.33 per share. The fair value of the options, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (See Note 4(d)), was $3,750, which was charged to general and administrative expenses in the year ended September 30, 2003.

On January 17, 2003, the Company granted options to purchase a total of 150,000 shares of common stock under the 2001 Option Plan to a consultant in exchange for services. Options to purchase 75,000 shares became vested immediately and exercisable at $0.60 per share and options to purchase the remaining 75,000 shares vest over one year and are exercisable at $1.00 per share.  All of these options expire in two years from the date of grant. The fair value of the options, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (See Note 4(d)) was $18,750, which was charged to general and administrative expenses in the year ended September 30, 2003.

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

(d)          Stock Option Activity:

The Employees’ Plans were initially authorized to issue a total of 4,000,000 shares and the Suppliers’ Plan was authorized to issue a total of 250,000 shares. The following table summarizes all of the Company’s stock option activity during the years ended September 30, 2003 and 2002:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Avg. Exercise Price Per Share
Outstanding at Sept. 30, 2001	836,404	3,288,596	125,000	$0.75
Granted (weighted average fair value of $0.41 per share)	(430,000)	430,000	—	$0.60
Expired	895,846	(895,846)		0.60
Exercised	—	—	—	$—
Outstanding at Sept. 30, 2002	1,302,250	2,822,750	125,000	$0.68
Cancelled (A)	2,000,624	(2,000,624)		$0.83
Granted (A)	(2,000,624)	2,000,624		$0.36
Granted (weighted average fair value of $0.34 per share)	(390,000)	390,000	—	$0.33
Expired	112,125	(112,125)		0.60
Exercised	—	(285,625)	285,625	$0.46
Outstanding at Sept. 30, 2003	1,024,375	2,815,000	410,625	$0.44

(A) – Includes options to purchase 1,769,624 shares of common stock that were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share; options to purchase 206,000 shares that were re-priced from an exercise price of $2.50 to an exercise price of $0.60 per share; and options to purchase 25,000 shares of common stock that were re-priced from an exercise price of $1.50 per share to an exercise price of $0.33 per share.

As at September 30, 2003, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Number Exercisable
$0.33	2,135,000	2.50	1,698,168
0.60	505,000	1.30	505,000
1.00	75,000.54		75,000
1.50	73,885.45		73,885
1.75	12,375	1.46	12,375
2.00	13,740	1.46	13,740

Total	2,815,000		2,378,168

The 436,832 unvested options outstanding at September 30, 2003 vest over a three-year period.

Warrants Issued:

During the year ended September 30, 2003 the Company issued warrants to purchase 5,287,363 shares of common stock at an average weighted exercise price of $0.33 per share.  Such warrants had an estimated fair value of $264,022 at the date of grant calculated using a Black-

Scholes option pricing model. Accordingly, the Company initially increased unearned compensation and additional paid-in capital by the fair value of the warrants.

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2003 and 2002:

	Number of Warrants Outstanding	Weighted Avg. Exercise Price Per Share ($)
Outstanding at Sept. 30, 2001	3,532,749	1.22
Granted	4,412,500.43
Expired	(3,367,749)	1.22
Outstanding at Sept. 30, 2002	4,577,500	0.42
Granted (2)	5,287,363	0.33
Expired	(165,000)	1.00
Cancelled (1)	(137,847)	.43
Exercised (1)	(94,653)	0.43
Outstanding at Sept. 30, 2003	9,467,363	0.37

(1)   Certain of the warrants issued to investors contain cashless exercise provisions. During the year ended September 30, 2003, certain investors exercised warrants to purchase 232,500 shares of common stock pursuant to the cashless provision, therefore warrants to purchase 137,847 shares were canceled as payment for the exercise price of the 94,653 shares issued.  As the fair value of the warrants at the date of grant exceeded the fair value of the shares issued upon exercise, no additional compensation was recorded in the accompanying consolidated financial statements.

(2)          The Company granted the following options during the year ended September 30, 2003:

Warrant Holder	Number of Warrants	Exercise Price ($)	Expiry Date

William Begley (A)	200,000	0.25	11/26/05
Lloyd Berhoff (A)	150,000	0.25	11/26/05
Steve Mazur (A)	25,000	0.33	2/28/06
David Lyall (A)	40,000	0.33	5/28/06
Steve Mazur (A)	25,000	0.33	5/28/06
Steve Mazur (B)	250,000	0.33	6/10/08
MH Holdings (B)	250,000	0.33	6/10/08
June 30, 2003 Private Placement Warrant Holders (C)	3,900,000	0.33	6/24/08
William Begley (A)	254,110	0.40	7/23/08
Lloyd Berhoff(A)	193,253	0.40	7/23/08

(A) These warrants were issued in connection with notes payable (See Note 3).

(B) These warrants were issued pursuant to consulting agreements.  The fair value of such warrants of $125,000 as determined using a Black-Scholes option pricing model was initially charged to unearned compensation with an offsetting credit to additional paid-in capital.  The unearned compensation, which is reflected as a reduction of stockholders’ equity, is being amortized to the appropriate expense over the benefit period of the consulting agreement.

(C) See description of private placement below.

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of the warrants issued in connection with the issuances of notes payable, the fair value of the options issued to employees used in connection with the computation of pro forma net loss and loss per common share and the fair value of the options and warrants issued to non-employees in exchange for consulting, marketing and financial services were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003 and 2002:

Expected volatility	127%
Risk-free interest rate	4.75%
Expected years of option life	1 to 5
Expected dividends	0%

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Director’s approved, the 2001 Employee Stock Purchase Plan (“Purchase Plan”) whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000.

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

During the years ended September 30, 2003 and 2002, the Company issued 424,875 and 473,459 shares respectively, to employees under the Purchase Plan. The aggregate purchase price for those shares of $83,976 and $119,413, respectively, was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries or severance. Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

Shares Issued in Lieu of Salary of Executive Officer:

On January 29, 2003, the Company issued 169,533 shares to an executive officer to pay $50,250 of salary accrued as of September 30, 2002.

On August 5, 2003, the Company issued 207,843 shares to an executive officer to pay $36,000 of salary accrued during the year ending September 30, 2003.

On September 30, 2003, Board of Directors authorized the issuance of 50,000 shares of common stock with a fair value of $12,000 to an executive officer as additional salary.

Shares Issued Pursuant to Severance Agreement:

During the year ended September 30, 2003, the Company issued 92,308 shares of common stock to a former employee to pay accrued compensation of $16,615 pursuant to a severance agreement. The Company had no further obligation to the employee as of September 30, 2003.

Shares Issued for Settlement of Accounts Payable:

Pursuant to a settlement agreement with Direct Focus, a supplier, the Company issued 140,000 shares of common stock during the year ended September 30, 2003 with a fair value of $26,600 as partial settlement of an outstanding trade payable and recognized a gain of approximately $36,000, which is included in the gain on settlement of accounts payable of $175,011 in the accompanying consolidated statement of operations.

Shares Issued Pursuant to Private Placement:

On June 10, 2003, the Company began offering 11 units of common stock and warrants at $75,000 per unit to raise up to $825,000 through a Confidential Offering Memorandum with Casimir Capital L.P. as placement agent.  Each unit consisted of 300,000 common shares and warrants to purchase 300,000 common shares at an exercise price of $0.33 per share through June 2008. The Company closed the sale of all 11 units on June 30, 2003 and received proceeds of approximately $664,000, net of fees and expenses of approximately $161,000. The Company also issued 600,000 warrants to the placement agent for services in connection with the offering of the equity securities.  The Company issued 3,300,000 common shares for this obligation on June 30, 2003.

5.              COMMITMENTS AND CONTINGENCIES

(a)         Litigation

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of September 30, 2003, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

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

(c)          Disputed Accounts Payable

As of September 30, 2003, the Company was in a dispute with WorldCom over charges of $58,367 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially more significant price. WorldCom has been unresponsive to requests to negotiate. Management believes that the Company has made appropriate accruals as of September 30, 2003 and the amount, if any, of charges to be recorded in subsequent periods in connection with these disputes will not be material.

(d)         Operating Leases

The Company is required to make future minimum rental payments of $81,470 during the year ended September 30, 2004 under a non-cancelable lease for its facilities. Rent expense under all operating leases amounted to $129,888 and $127,873, respectively, for the years ended September 2003 and 2002.

6.    STRATEGIC ALLIANCES

(a)         DIRECTV

In May 2000, the Company entered into a long-term System Operator Agreement with DirecTV, Inc. (“DIRECTV”), a California company. On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, which replaced the System Operator Agreement previously executed by the Company and was due to initially expire on May 19, 2005.  The Company’s contract with DIRECTV gives the Company a share of monthly net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a commission for each new subscriber addition. The Company incurs only the costs associated with the implementation of its services and will not share any of DIRECTV’s programming or broadcasting costs.

(b)         Cisco Systems

In July 2001, the Company entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, the Company will receive preferred pricing and discounts for equipment purchased to support the Company’s high-speed Internet services. As part of this agreement, Cisco Systems Capital Corp. has extended lease financing to the Company for the purchase of Internet related equipment with monthly repayment terms over three years from the date that the goods were accepted. The total credit available under the agreement is $500,000, 30% of which can be installation costs capitalized under the lease. As of September 30, 2003, the Company had a total remaining obligation under this agreement of $102,861, which was accounted for as a capital lease. Such purchases are non-cash transactions.

Future minimum lease payments under capital lease obligations in each of the years subsequent to September 30, 2003 are as follows:

Year Ending September 30,	Amount
2004	$102,861
Less amount representing interest	$8,140

Present value of net minimum lease payments	$94,721

The net book value of equipment under capital leases as of September 30, 2003 was $115,409 and is included in property and equipment.

7.              ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

In February 2002, the Company executed an agreement with Verizon Media Ventures and Verizon Entertainment Services (“Verizon”) to purchase certain assets of its digital satellite video division. A majority of the funds raised through the series of privately offered convertible promissory notes in January 2002 were for the purchase, integration, maintenance and growth of the portfolio of subscribers and properties being acquired by the Company from Verizon (see Note 3). The assets acquired consisted of digital satellite video subscribers and the equipment and systems to service these subscribers in MDU properties located mainly in the Northeast U.S. The total acquisition price of $763,210 was attributable to building access agreements and customer lists and, accordingly, included in intangible assets. Intangible assets acquired are being amortized over four years.

8.              INVESTMENT IN AND TRANSACTIONS WITH AVALONBAY JOINT VENTURE

As part of an acquisition on April 30, 2001, the Company acquired a 50% interest in a joint venture agreement with AvalonBay Cable I, Inc. (the “Joint Venture”), an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay’s residential communities. The Company’s 50% investment in the Joint Venture had been accounted for pursuant to the equity method and, accordingly, the Company’s proportionate interest in the net earnings of the Joint Venture has been reflected separately in the Company’s consolidated statement of operations for the year ended September 30, 2002. During the year ended September 30, 2002, the Company made additional contributions of $207,622, received distributions of $127,387 and recorded $32,010 as its 50% share of the Joint Venture’s net income, and its investment in the Joint Venture was $311,466 at September 30, 2002.

During the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The increase in the Company’s interest resulted from the purchase by the Company on July 28, 2003 of the 50% interest held by AvalonBay Cable I, Inc. for approximately $320,000.  As of that date, the Joint Venture provided services to approximately 2,084 subscribers in 11 properties.  The acquisition of the controlling interest was accounted for pursuant to the purchase method and the purchase price was allocated to the fair value of the net assets acquired, which approximated their carrying values.  Accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002 and increased/(decreased) the consolidated balance sheet as follows:

Cash and cash equivalents	$15,672
Accounts receivable, net	285,637
Property and equipment, net	751,762
Investment in joint venture	(311,466)
Total	$741,605

Accounts payable	$282,184
Other accrued liabilities	20,243
Deferred revenue	127,596
Minority interest	311,582
Total	$741,605

Had the Joint Venture been consolidated in the statement of operations for the year ended September 30, 2002, revenues would have increased by $496,697, expenses would have increased by $432,675 and minority interest expense would have increased by $32,011.  However, such consolidation would have had no effect on the net loss.

On July 30, 2003, the Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. (“CSC Holdings”) for $1,200 per subscriber. The total sales price, including amounts applicable to the sale of certain related equipment, was $1,557,600.  Approximately $381,000 of the sales price was held in escrow for 80 days to confirm the number of subscribers and after September 30, 2003, $32,400 was returned to CSC Holdings from escrow due to subscriber fluctuations. After certain transactional deductions, including a negotiated recoupment by the Company of approximately $150,000 of the $320,000 purchase price for the Company’s additional 50% interest in the Joint Venture described above, the net proceeds from the sale will flow 50% to the Company with the other 50% apportioned to each of the other owner entities of the five properties involved in the CSC Holdings sale.  At September 30, 2003, the Company has accrued approximately $550,000 representing 50% of the net proceeds due its former partners.  Accordingly, the accompanying consolidated statement of operations for the year ended September 30, 2003 includes a gain on sale of customers to CSC Holdings of approximately $703,000, which is net of the write-off of the remaining net book value of tangible and intangible assets the Company will no longer use.

The Company’s revenue for the year ended September 30, 2002 includes $280,818 from sales of receivers to the Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV on behalf of the Joint Venture. The Company did not have any material net receivables from or payables to the Joint Venture at September 30, 2002.

9.              PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2003	2002
Telecommunications equipment, installed	$4,875,749	$3,587,397
Computer equipment	339,732	341,732
Furniture and fixtures	105,412	105,640
Vehicles	24,954	24,954
	5,345,847	4,059,723
Less: Accumulated depreciation	(1,609,167)	(739,348)
	$3,736,680	$3,320,375

Depreciation expense amounted to $845,656 and  $487,391 for the years ended September 30, 2003 and 2002, respectively.

10.       INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2003	2002
Building access agreements and subscriber lists	$2,007,516	$2,011,627
Less: Accumulated amortization	(925,534)	(506,398)
	$1,081,982	$1,505,229

Amortization expense amounted to $419,136 and $335,076 for the years ended September 30, 2003 and 2002, respectively. Amortization of intangibles in years subsequent to September 30, 2003 is as follows:

Year	Amortization Amount
2004	$419,136
2005	419,136
2006	243,710

11.       INCOME TAXES

The Company had pre-tax losses but did not record any credits for Federal or other income taxes for the years ended September 30, 2003 and 2002. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2003 and 2002, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2003	2002
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$3,866,000	$2,802,000
Canada	3,199,000	3,135,000
Depreciation of property and equipment
Amortization of intangible assets	274,000	135,000
Other	63,000	40,000
Totals	7,402,000	6,112,000
Deferred tax liabilities—depreciation of property and equipment	(450,000)	(281,000)
Net deferred tax assets	6,952,000	5,831,000
Less valuation allowance	(6,952,000)	(5,831,000)
Total	$—	$—

At September 30, 2003 and 2002, the Company had net operating loss carry forwards of approximately $9,666,000 and $7,005,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,030,000 and $6,890,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2003, the Federal tax loss carry forwards will expire from 2004 through 2023 and the Canadian tax loss carryforwards will expire from 2005 through 2009. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $1,121,000 and $1,945,000 in the years ended September 30, 2003 and 2002, respectively.

12.       SEGMENT AND RELATED INFORMATION

The Company operates in one industry segment. The Company’s operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings.

13.       GAIN ON SALE OF CUSTOMERS

The gain on sale of customers during the year ended September 30, 2003 consisted of the following:

Transaction	Gain
Joint Venture(A)	$703,309
CSC Holdings(B)	$152,150
Other(C)	$13,800
Total	$869,259

(A)      See Note 8 above.

(B)        On December 6, 2002, the Company entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The sales price was fixed at $1,150 cash per active subscriber, plus certain equipment for a total sales price of $185,150.

(C)        On January 16, 2003, the Company entered into an agreement to sell certain equipment and customer lists associated with a particular multi-dwelling unit property.  The purchase price was fixed at $67,000 payable in cash.

14.       SUBSEQUENT EVENTS

From October 1, 2003 through December 10, 2003, options for 373,334 common shares were exercised pursuant to the 2001 Stock Option Plan for net proceeds to the Company of $218,750.

From October 1, 2003 through December 10, 2003, warrants for 3,592,500 common shares were exercised for net proceeds to the Company of $1,544,755.

From October 1, 2003 through December 10, 2003, warrants for 199,645 common shares were exercised pursuant to cashless provisions, and 62,855 additional warrants were cancelled in exchange for the exercise price.

On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink for $100,000 (see Note 3). The seventh quarterly payment was due on October 24, 2003. Because the payment was not made, the amount due was automatically converted into a total of 39,583 common shares, which were issued on November 16, 2003.

On November 24, 2003, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum.  The placement was made up of 22 units with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares

and the exercise price of the warrants to purchase common shares were set at $1.50 and $1.75 per share, respectively.   The Company received net proceeds in the amount of $3,300,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

It is the Chief Executive Officer’s responsibility to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required to be disclosed under the securities laws, is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, management review of monthly and quarterly results and an established system of internal controls.

As of the date of this report on Form 10-KSB, management, including the Chief Executive Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures then in place, are adequate for a company its size, to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls over financial reporting, or in factors that could significantly affect such internal controls, subsequent to the date the Chief Executive Officer completed his evaluation.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following are the directors and executive officers of the Company:

Sheldon B. Nelson, 42, has served as President, Chief Executive Officer and Chairman of the Board of the Company since November 1998. From 1983 to 1998, he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed the Company into one of Canada’s largest private cable system operators. Mr. Nelson is a graduate of Gonzaga University, in Spokane, WA. He graduated from the School of Business Administration in 1983, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Robert Dyck, 45, joined the Board of Directors in May 2000. He has been president of WRE Development Ltd. since 1978. WRE Development Ltd. owns, develops and manages residential rental properties throughout the U.S. and Canada. Mr. Dyck is also co-owner of Norquay Management, a residential property management venture. He has overseen the expansion of a property and development portfolio now valued at more that C$100 million. Mr. Dyck has substantial experience in the supervision of new apartment construction, analysis of acquisition opportunities for development and investment purposes and review of new technologies to increase the efficiency of the property portfolio. Mr. Dyck’s seat on the Board expired on May 20, 2002 and he retired from the Board on January 31, 2003.

Douglas G. Hooper, 43, joined the Board of Directors in May 2000. He is currently an acquisitions and finance consultant, who has extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President and CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

John Edward Boyle, 59, joined the Board of Directors in May 2000. From 1998 to 2001 he was President and CEO of Multivision (Pvt.) Ltd., a cable television company. From 1996 to 1997, Mr. Boyle was President and CEO of PowerTel TV Inc., a digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1995-1996), Mr. Boyle was responsible for taking one of Canada’s first national direct-to-home satellite services from conception to launch readiness while raising public awareness of DTH. Prior to 1995, Mr. Boyle has also held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications Inc. (Cancom). As Vice-President of Regional Companies at Cancom, and later as Vice President of Market Development at Regional Cablesystems, he led the licensing or acquisition of over 1,000 Canadian and American cable systems.

Edward L. Huguez, 45, joined the Board in October of 2003. He is currently President and CEO of MidStream Technologies, a privately held company concentrating on Video on Demand and Network Digital Video Recording.  Prior to joining Midstream, he served as senior vice president at Akamai Technologies, the leading provider of global, high performance services for the delivery of interactive Internet content, streaming media and Internet applications.  He joined Akamai upon its $2.8 billion acquisition of INTERVU in April 2000.  As chief operating officer at INTERVU, Mr. Huguez helped drive the evolution of the company from a start up with about 30 employees and no revenue, to the market leader with 400 employees and more than 900 customers.  Before INTERVU, Mr. Huguez spent almost six years at DIRECTV, the nation’s leading digital satellite television service.  He joined DIRECTV in 1992 and was part of the senior executive team that launched the service in 1994.  He had two primary responsibilities while at DIRECTV; first, vice president of programming acquisition, then, after DIRECTV successfully launched its service and became the leading television satellite service, he was asked to lead DIRECTV’s newly formed New Media & Interactive Programming and Platforms Group, where he assumed the role of vice president and general manager. He also initiated and negotiated successful technology, distribution and interactive and multimedia content agreements with third parties, and formed or initiated strategic partnerships with TiVo, WebTV and Direct PC, to name a few, to deploy DIRECTV’s interactive and new media strategies.  Mr. Huguez earned his MBA at UCLA and holds a bachelor’s degree in political science from Arizona State.

Patrick Cunningham, 35, has been Vice President of the Company since March 2000.  He has over twelve years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media, LLC. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2003 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Item 10.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information regarding compensation paid during each of the Company’s last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation	Securities Underlying Options (in shares, cumulative)	Bonus ($)	All Other Compensation(2)
		Salary ($)

Sheldon B. Nelson,(1)	2003	$192,000	800,000	$50,000	$-0-
President and CEO	2002	$181,723	800,000	$-0-	$-0-
	2001	$143,395	800,000	$29,656	$-0-

Patrick Cunningham,(3)	2003	$160,000	300,000	$-0-	$6,000
Vice President of Marketing	2002	$160,000	300,000	$-0-	$6,000
	2001	$160,000	300,000	$23,333	6,000

(1) Mr. Nelson became the President and Chief Executive Officer of the Company in November 1998. Mr. Nelson’s salary of $192,000 for fiscal year 2003 consists of $144,000 in salary (cash) and common shares in the amount of 257,843 in lieu of $48,000 of salary (cash). Mr. Nelson’s bonus consisted of $50,000, had not been paid as of September 30, 2003, and can be taken in common shares at his discretion.

(2) Auto allowance.

(3) Mr. Cunningham joined the Company in March 2000 as Vice President.

OPTIONS GRANTED IN FISCAL YEAR 2002

The Company granted no options to any named executive officer and director during fiscal year ending September 30, 2003. However, options previously issued to the above named executive officers and the directors were repriced from $0.60 per share to $0.33 per share.

COMPENSATION OF DIRECTORS

Each director who is not an employee or full time consultant of the Company is paid $1,000 (cdn) per month and an attendance fee of $1,000 (cdn), plus out-of-pocket expenses, for each Board or committee meeting attended. During fiscal year ended September 30, 2000, Messrs. Boyle, Dyck and Hooper each received a five-year, fully-vested option to purchase 50,000 shares of common stock as additional compensation for two years of Board service.  During the fiscal year ended September 30, 2002, Messrs. Boyle, Dyck and Hooper each received an additional five-year, fully-vested option to purchase 50,000 shares of common stock as additional compensation for two additional years of Board Service. These options are currently priced at $0.33 per share. Mr. Huguez, who joined the Board in October 2003, is paid $1,000 (us) per month and an attendance fee of $1,000 (us), plus out-of-pocket expenses, for each Board or committee meeting attended. On November 14, 2003, Mr. Huguez received a five-year option to purchase 100,000 shares of common stock as additional compensation for two years of Board service, one half vested immediately and the remainder at one year.  These options are currently priced at $0.65 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of our outstanding stock as of September 30, 2003 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company’s executive officers and directors as a group.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number(2)	Percent

Sheldon B. Nelson(3)	1,801,016	5.3%
Patrick Cunningham(4)	476,117	1.4%
J.E. (Ted) Boyle	100,000	0.3%
Robert Dyck	100,000	0.3%
Douglas G. Hooper	100,000	0.3%
Edward Huguez	100,000	0.3%
Amajac Capital Mgmt.; Jeffrey Priest(5)	2,353,000	6.9%
All executive officers, directors, beneficial owners as a group (7 persons)(6)	5,045,633	14.8%

(1) Unless otherwise indicated below, each stockholder had sole voting and sole investment power with respect to all shares beneficially owned.

(2) Includes common stock and currently exercisable options to purchase shares of common stock.

(3) Includes 946,016 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 55,000 held personally and 800,000 shares subject to options exercisable within 60 days.

(4) Includes 234,450 shares and 241,667 shares subject to options exercisable within 60 days.

(5) Pursuant to 13G filing on June 30, 2003.

(6) Includes 3,603,966 shares of common stock and options to purchase 1,441,667 shares of common stock exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions

There have been no such transactions during the past two fiscal years, other than transactions with the Joint Venture prior to October 1, 2002 when it becomes a 100% owned entity (see Note 8). Revenue for the year ended September 30, 2002 includes $280,818 from sales of receivers to Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV on behalf of the Joint Venture. The Company did not have any material net receivables from or payables to the Joint Venture at September 30, 2002.

Item 13.  Exhibits and Reports On Form 8-K

On October 2, 2003 we filed an 8-K disclosing the appointment of a new member to our Board of Directors.

On August 18, 2003 we filed an 8-K disclosing the transaction with Avalon Digital Joint Venture and the sale of certain of its subscribers.

On June 9, 2003, we filed an 8-K disclosing the repricing of certain options in the 2001 Stock Option Plan.

The Company files herewith the following Exhibits:

Exhibit 4.15 - Form of Warrant to Purchase Common Stock, dated November 14, 2003, to various purchasers in the Company’s November 2003 private placement of units.

Exhibit 4.16 - Form of Subscription Agreement, dated November 14, 2003, to various purchasers in the Company’s November 2003 private placement of units.

Exhibit 10.22 – DIRECTV MDU System Operator Agreement dated September 29, 2003 (redacted).

Exhibit 31.1 – Certification pursuant to Section 302.

Exhibit 32.1 – Certification pursuant to Section 906.

Item 14.  Principal Accountant Fees and Services

JH Cohn, LLP has served as the Company’s Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ending September 30, 2003	Fiscal year ending September 30, 2002
Audit Fees	$71,591	$80,265
Audit Related Fees	—	—
Tax Fees	$10,855	—
All Other Fees	$14,650	$12,695

As of September 30, 2003, the Company’s Audit Committee did not have a pre-approval policy for the fees of the principal accountant.  It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer December 23, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 23, 2003

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	December 23, 2003

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 23, 2003

/s/ EDWARD HUGUEZ
Edward Huguez	Director	December 23, 2003