Form 10QSB
period 2003-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-02-17
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 11, 2004, there were 36,595,633 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

December 31, 2003 (Unaudited) and September 30, 2003

	December 31, 2003	September 30, 2003

ASSETS

CURRENT
Cash and cash equivalents	$5,122,467	$507,775
Accounts receivable-trade, net of an allowance of $78,102 and $72,605	545,132	348,332
Prepaid expenses and deposits	87,050	463,314
TOTAL CURRENT ASSETS	5,754,649	1,319,421

Telecommunications equipment inventory	316,196	255,878
Property and equipment, net	3,920,597	3,736,680
Intangible assets, (net of accumulated amortization of $419,136 and $136,862)	1,018,678	1,081,982
TOTAL ASSETS	$11,010,120	$6,393,961

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$352,143	$489,275
Other accrued liabilities	148,229	700,171
Current portion of notes payable, net of debt discount of $2,042 and $14,645	72,411	86,653
Current portion of equipment loans	76,217	94,721
TOTAL CURRENT LIABILITIES	649,000	1,370,820

Deferred revenue	603,837	579,941
Equipment loans, net of current portion	67,474	—
TOTAL LIABILITIES	1,320,311	1,950,761
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 35,749,133 and 27,751,479 shares issued and outstanding	35,748	27,750
Additional paid-in capital	29,658,711	21,822,509
Unearned compensation	(303,558)	(83,333)
Accumulated deficit	(19,701,092)	(17,323,726)
TOTAL STOCKHOLDERS’ EQUITY	9,689,809	4,443,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,010,120	$6,393,961

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2003 and 2002

	Three months ended December 31, 2003	Three months ended December 31, 2002
		(Restated)

REVENUE	$870,052	$1,012,262

OPERATING EXPENSES
Direct costs	215,119	230,098
Sales expenses	90,858	115,644
Customer service expenses	273,218	314,524
General and administrative expenses (including non-cash charges of $1,758,072 and $9,229)	2,077,845	260,984
Depreciation and amortization	309,337	294,370
TOTALS	2,966,377	1,215,620

OPERATING LOSS	(2,096,325)	(203,358)

Other income (expense)
Gain on settlement of accounts payable	4,443	55,526
Interest income	2,683	—
Interest expense (including non-cash interest of $255,541 and $266,968)	(255,985)	(324,921)
Minority interest	—	(10,000)
Other	(32,182)	—
NET LOSS	$(2,377,366)	$(482,753)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,626,321	20,241,457

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended December 31, 2003

(Unaudited)

	Common stock		Additional paid-in capital	Unearned Compensation	Accumulated deficit	Total
	Shares	Amount	Amount
Balance, October 1, 2003	27,751,479	$27,750	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200

Conversion of notes payable and accrued interest	39,583	40	13,023			13,063

Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094

Issuance of common stock for accrued compensation	29,380	29	18,186			18,215

Issuance of common stock and warrants in connection with private placement	2,200,000	2,200	3,297,800			3,300,000

Issuance of common stock for options and warrants exercised, including effects of cashless exercises	5,688,556	5,689	2,508,525			2,514,214

Effect of variable accounting for options			1,606,714			1,606,714

Issuance of options and warrants in exchange for services			363,900	(288,700)		75,200

Amortization of unearned compensation				68,475		68,475

Net loss					(2,377,366)	(2,377,366)
Balance, December 31, 2003	35,749,133	$35,748	$29,658,711	$(303,558)	$(19,701,092)	$9,689,809

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended December 31, 2003 and 2002

	For the three months ended December 31, 2003	For the three months ended December 31, 2002
		(Restated)
OPERATING ACTIVITIES
Net loss	$(2,377,366)	$(482,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	7,683	9,229
Depreciation and amortization	309,337	266,501
Amortization of unearned compensation	68,475	—
Effect of variable accounting for stock options	1,606,714	—
Issuance of options and warrants in exchange of services	75,200	—
Charge to interest expense for amortization of deferred finance costs and debt discount	12,603	266,968
Charge to interest expense from cashless exercise of warrants by lenders	242,938	—
Minority interest investors	—	10,000
Gain on settlement of accounts payable	(4,443)	(55,526)
Changes in operating assets and liabilities:
Accounts receivable	(204,483)	78,851
Prepaid expenses and deposits	376,264	25,426
Accounts payable	(85,228)	102,204
Other accrued liabilities	(533,164)	(148,291)
Deferred revenue	23,896	29,540
Net cash provided by (used in) operating activities	(481,574)	102,149
INVESTING ACTIVITIES
Purchase of property and equipment	(360,400)	(182,857)
Acquisition of other assets	(20,465)	—
Proceeds from sale of property and equipment	—	154,535
Distributions by subsidiary to minority interest	—	10,000
Net cash used in investing activities	(380,865)	(18,322)
FINANCING ACTIVITIES
Payments of notes payable	(33,712)	(141,270)
Proceeds from private placement	3,300,000	—
Proceeds from options and warrants exercised	2,271,276	—
Payments of equipment loans	(60,433)	—
Net cash provided by (used in) financing activities	5,477,131	(141,270)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,614,692	(57,443)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	507,775	99,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,122,467	$41,834

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes To The Condensed Consolidated Financial Statements

(Unaudited)

1.             GENERAL

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2003 on Form 10-KSB previously filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

Acquisition of Minority Interest and Retroactive Consolidation of Joint Venture:

As explained in Note 8 to the Audited Financial Statements, as part of an acquisition on April 30, 2001, the Company acquired a 50% interest in a joint venture agreement with AvalonBay Cable I, Inc. (the “Joint Venture”), an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay’s residential communities. The Company’s 50% investment in the Joint Venture had been accounted for pursuant to the equity method and, accordingly, the Company’s proportionate interest in the net earnings of the Joint Venture had been reflected separately in the Company’s consolidated statement of operations through the nine months ended June 30, 2003.

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the three months ended December 31, 2003 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 which increased/(decreased) the consolidated balance sheet as follows:

Cash and cash equivalents	$15,672
Accounts receivable, net	285,637
Property and equipment, net	751,762
Investment in joint venture	(311,466)
Total	$741,605

Accounts payable	$282,184
Other accrued liabilities	20,243
Deferred revenue	127,596
Minority interest	311,582
Total	$741,605

The retroactive consolidation of the Joint Venture in the statement of operations for the three months ended December 31, 2002 increased revenues by $184,954 and operating expenses by $164,954; however, such consolidation had no effect on the Company’s net loss.

Stock-Based Compensation:

As explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounts for its stock-based employee compensation plans under the intrinsic value method per Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued.

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net loss and loss per common share would have been increased or decreased to the pro forma amounts shown in the table below:

	Three Months Ended December 31,
	2003	2002
Net loss, as reported	$(2,377,366)	$(482,753)
Add: Total stock-based employee compensation expense determined under intrinsic value method for all awards, net of related tax effects	$133,352	$0
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	$37,225	$67,496

Pro forma net loss	$(2,281,239)	$(550,249)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.02)

Pro forma	$(0.07)	$(0.03)

The fair values of options and warrants granted during the three months ended December 31, 2003 were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions:

Term	2-3 years
Risk-free interest rate	4.65%
Volatility	127%
Dividend yield	0%

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement:

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. The new agreement contains several material contractual changes from the previous agreement that significantly affect how the Company accounts for this revenue. First, the upfront activation commission that the Company receives from DIRECTV for each new subscriber will now be paid to the Company on “gross” subscriber additions instead of “net” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. Second, due to this change, the commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment. Therefore, because after twelve months no portion of the commission can be “charged back,” as of October 1, 2003, the Company began recognizing this revenue over one year instead of four years.

2.             LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants and the conversion of convertible debentures. For the three months ended December 31, 2003, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the exercise of options or warrants and the conversion of convertible debentures would be anti-dilutive. As of December 31, 2003, the Company had securities that were convertible (or potentially convertible) into 8,122,136 shares of common stock (5,227,364 from warrants; 2,856,041 from options and 38,731 from convertible debentures).

3.             NOTES PAYABLE

Notes payable under term loans and convertible promissory notes payable outstanding as of December 31, 2003 consisted of the following:

Note Description	Balance at December 31, 2003
6.5% note under term loan due in installments through March 3, 2004(A)	$3,696
11% note under term loan due in installments through February 15, 2004(B)	2,862
12% note under term loan due in installments through May 15, 2004(C)	25,112
9% note under term loan due in installments through September 30, 2004(D)	11,314
8% note under term loan due in installments through October 1, 2004(E)	19,367
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $2,042 (F)	10,060
Total	$72,411

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

(C)   On May 15, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, PDI Communications, Inc., for $59,311. The note has a term of twelve months with twelve equal monthly payments of principal and earned interest at a stated rate of 12%.

(D)  On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%.

(E)   On October 1, 2003, the Company entered into a second Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $19,367. The note has a term of one year with four equal quarterly payments of principal and earned interest at a stated rate of 8%. The first payment of principal and interest was due on January 2, 2004.

(F)   On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note is for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company does not make the quarterly payment of principal and earned interest, it automatically converts to common stock at a conversion price of $0.33 per share. Because payments were not made, they automatically converted. A total of 39,583 common shares were issued for this obligation during the three months ended December 31, 2003, and 38,731 common shares were issued for the remaining balance of this obligation on February 3, 2004.

Certain notes payable are secured by certain property and equipment.

The issuances of shares of common stock as payments of principal and interest on the notes were non cash transactions that are not reflected in the accompanying condensed consolidated statements of cash flows.

For additional information related to notes payable, see Note 3 to the Audited Financial Statements.

4.             SHARE CAPITAL

Preferred Shares:

As of December 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of December 31, 2003.

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the three months ended December 31, 2003:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2003 (C)	1,024,375	2,815,000	410,625	$0.44
Granted (weighted average fair value of $1.76 per share) (A)	(435,000)	435,000	—	$1.14
Expired	5,625	(5,625)	—	$0.33
Exercised (B)	—	(388,334)	388,334	$0.62
Outstanding at December 31, 2003 (C)	595,000	2,856,041	798,959	$0.52

(A)  The intrinsic value of these options of $288,700 was initially charged to unearned compensation with a corresponding increase in additional paid-in capital. The intrinsic value will be amortized to expense over the respective periods of service.

(B)   The Company received cash payments of $233,750 upon the exercise of these options.

(C)   As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the three months ended December 31, 2003, the Company recognized a charge to general and administrative expenses of $1,606,714 associated with the effects of the increase in market price per share of the Company’s common stock.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the three months ended December 31, 2003, the Company issued 29,380 common shares to employees who purchased common shares from the Purchase Plan to pay for accrued compensation of $18,215.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the three months ended December 31, 2003:

Number of Warrants Outstanding
Outstanding at September 30, 2003	9,467,363
Granted (A) (B)	1,140,001
Cancelled (C)	(79,778)
Exercised (C)	(5,300,222)
Outstanding at December 31, 2003	5,227,364

(A)  In connection with the November 24, 2003 private placement described below, the Company issued warrants to purchase 1,100,001 shares of common stock at an exercise price of $1.75 per share that expire on November 24, 2006.

(B)   The Company issued warrants to purchase 40,000 shares of common stock for consulting services that had been provided by JRJ Capital. The warrants have an exercise price of $0.65 per share and expire on October 1, 2006. The fair value of the warrants was $75,200 on the date of grant, as calculated using a Black-Scholes option pricing model, which resulted in a charge to compensation expense and an increase in additional paid-in capital in that amount.

(C)   Certain of the warrants issued to investors contain cashless exercise provisions. During the three months ended December 31, 2003, certain investors exercised warrants to purchase 362,500 shares of common stock with an exercise price of $0.33 per share. Pursuant to the cashless provisions, warrants to purchase 79,778 shares were canceled as payment for the exercise price based on agreements with the investors and 282,722 shares were issued. In addition, the excess of the fair value of the shares issued at the date of exercise over the fair value of the warrants at the date of grant of $242,938 was recorded as a charge to interest expense.

Shares Issued in Lieu of Salary and Bonus of Executive Officer:

On September 30, 2003, the Board of Directors authorized the grant of a $50,000 year-end bonus to the Chief Executive Officer with the option to take the bonus in cash or common shares at the purchase price used for the Employee Stock Purchase Plan.  The Chief Executive Officer elected to take the net effect of bonus in common shares.  The Company issued 60,650 shares for this obligation on February 6, 2004.

Shares Issued for Settlement of Accounts Payable:

The Company issued 40,135 shares of common stock during the three months ended December 31, 2003 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $4,443.

Shares Issued Pursuant to Private Placement:

On November 24, 2003, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum.  The placement was made up of 22 units with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares at an exercise price of $1.75 per share.  The Company received net proceeds in the amount of $3,300,000 and issued 2,200,000 common shares, at effectively $1.50 per share, and 1,100,001 warrants to purchase common shares.

5.             COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of December 31, 2003, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it was not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

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

Disputed Accounts Payable:

As of December 31, 2003, the Company was in a dispute with WorldCom (MCI) over charges of $54,977 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. Management believes that the Company has made appropriate accruals as of December 31, 2003 and the amount, if any, of charges to be recorded in subsequent periods in connection with this dispute will not be material.

6.             EQUIPMENT LOANS

The Company finances certain equipment under equipment loans that mature through 2007. During the three months ended December 31, 2003, the Company entered into two loan agreements for new equipment having a cost basis of $61,710.  Additionally, the Company assumed two loans for capital equipment, with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under equipment loans as of December 31, 2003.

Year ending December 31,	Amount
2004	$89,873
2005	39,180
2006	32,988
2007	9,656

Total minimum payments	171,697
Less amount representing interest	28,006

Present value of net minimum payments	143,691
Less current portion	76,217

Long-term portion	$67,474

7.             INCOME TAXES

As of December 31, 2003, the Company had net operating loss carryforwards of approximately $17,554,000  ($7,053,000 related to Canadian operations and  $10,501,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $6,997,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2003. The Company had also offset such benefits through valuation allowances in prior years (see Note 11 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

8.             SUBSEQUENT EVENTS

As explained in Note 3, the Company did not make the quarterly payment of principal and earned interest to Roselink that was due on January 24, 2004, which automatically converted into 38,731 shares of common stock at $0.33 per share, which were issued on February 3, 2004.

As explained in Note 4, on September 30, 2003 the Company issued 60,650 common shares on February 6, 2004 to its Chief Executive Officer to pay a bonus accrued as of September 30, 2003.

From January 1, 2004 through February 6, 2004, options to purchase 125,018 common shares were exercised pursuant to the 2001 Stock Option Plan for net proceeds to the Company of $68,256.

From January 1, 2004 through February 6, 2004, warrants to purchase 412,500 common shares were exercised for net proceeds to the Company of $147,375.

From January 1, 2004 through February 6, 2004, warrants to purchase 260,000 common shares were exercised pursuant to cashless provisions, 217,881 shares were issued and 42,719 warrants were cancelled in exchange for the exercise price.

In January, the Company negotiated a new premises lease for its current office space at 60-D Commerce Way, Totowa, New Jersey, to commence on August 1, 2004 through July 31, 2009 for $8,146 per month for the first three years and $8,728 per month for the final two years. Included in the lease is a first option on contiguous additional space to accommodate future growth.

Item 2. Management’s Discussion and Analysis or Plan of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about December 24, 2003.

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with such groups as DIRECTV, Inc. and Cisco Systems, Inc. and have been working with large U.S. property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of digital satellite television service. First, we offer Digital Broadcast Service (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer Private Cable Service, where digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale price charged to us by television program providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. On occasion, we derive revenue from installation services to building owners and managers for property wiring and the installation of equipment to allow for telecommunications services. Most of our services can be installed to receive high definition television (“HDTV”).

We began offering high-speed (broadband) Internet access services in July of 2000. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs. At December 31, 2003 the Company has $272,000 available under the agreement with Cisco. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties we provide this service in bulk.

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

During the year ending September 30, 2003, the Company reached an important milestone; positive earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”), of $923,791. However, for the three months ended December 31, 2003, the Company reported negative EBITDA of $62,702, due partially to an escrow adjustment of $32,182 relating to the disposition of Joint Venture assets in July of 2003.  The Company uses the common performance gauge of EBITDA (inclusive of non cash stock option charges) to evidence earnings exclusive of mainly non cash events, as is common in the technology, and particularly the cable and telecommunications industries. We believe that EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally.

The two main goals of the Company for the three months ending December 31, 2003 were to increase its cash position and begin the process of ramping up growth. To that end, on November 14, 2003, the Company began offering up to 22 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively.   On November 24, 2003, the Company closed on all 22 units for $3,300,000 in net proceeds.  In addition, the during the three months ending December 31, 2003, the Company campaigned to convince investors holding options and warrants to exercise those instruments early, which resulted in additional net proceeds from the exercise of warrants of $2,037,526 and net proceeds from the exercise of options of $233,750.  Similarly, through February 6, 2004, the Company has received an additional $215,631 from the exercise of warrants and options. The proceeds from these financing events will directly be used for subscriber growth in upcoming quarters.

Regarding the second goal, during the three months ended December 31, 2003, the Company concentrated operational efforts on ramping up the sales and direct marketing departments to achieve certain subscriber levels during fiscal year 2004. The direct marketing team began performing during the quarter and the Company added 611 net new subscribers for a total number of subscribers of 13,200 at December 31, 2003. As of September 30, 2003, the Company had a total of 12,589 subscribers. During the quarter, the sales team developed a significant backlog of new properties that are quickly moving from the proposal stage to the access agreement stage to the installation stage. The Company, as of December 31, 2003, reports a backlog of approximately 22,000 units in 55 properties. The Company defines its backlog as (i) the number of units within properties that are currently being installed with systems (work in progress), (ii) units under executed access agreement in properties where work in progress has not yet begun, (iii) units in properties where we have an executed letter of intent, and (iv) units in properties where we are completing our economic and technical due diligence to determine on what terms we would proceed, but with a reasonable expectation to proceed. The Company’s work in process, at December 31, 2003, involves approximately 3,000 units, of which the Company expects to obtain approximately 1,725 subscribers.  Over the next two fiscal quarters, the Company expects to have an additional 10,000 units move into the access agreement or work in progress phase.

In addition to organic growth in the Northeast, the Company is considering several asset acquisitions, not only in the Northeast, but in a second regional market where the Company intends to acquire clusters of properties and then successfully launch a regional office to drive additional growth. The Company anticipates that the vast amount of the groundwork laid this quarter will result in significant subscriber growth in the next three fiscal quarters of 2004. To further accommodate growth, in January 2004, the Company signed a new five-year lease for its headquarters at 60-D Commerce Way, Totowa, New Jersey, with an option on expansion into adjacent offices.

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

Acquisition of Minority Interest and Retroactive Consolidation of Joint Venture

As part of an acquisition on April 30, 2001, the Company acquired a 50% interest in a joint venture agreement with AvalonBay Cable I, Inc. (the “Joint Venture”), an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay’s residential communities. The Company’s 50% investment in the Joint Venture had been accounted for pursuant to the equity method and, accordingly, the Company’s proportionate interest in the net earnings of the Joint Venture has been reflected separately in the Company’s consolidated statement of operations through the nine months ended June 30, 2003.

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the three months ended December 31, 2002 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 and, accordingly, the amounts in this discussion have also been restated for such affects.  However, the restatement had no effect on the Company’s net loss for the three months ended December 31, 2002.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to new subscriber activation subsidy, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2003, there were no material changes to accounting estimates or judgments.

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. The new agreement contains several material contractual changes from the previous agreement that significantly affect how the Company accounts for this revenue. First, the upfront activation commission that the Company receives from DIRECTV for each new subscriber will now be paid to the Company on “gross” subscriber additions instead of “net” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. Second, due to this change, the commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment. Therefore, because after twelve months no portion of the commission can be “charged back,” as of October 1, 2003, the Company began recognizing this revenue over one year instead of four years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

Revenue.    Our revenue for the three months ended December 31, 2003 decreased 14% to $870,052 compared to revenue of $1,012,262 for the three months ended December 31, 2002. The revenue decrease is attributable mainly to the decrease in number of subscribers from the prior period due to the sale of Joint Venture subscribers and a loss of certain non-recurring revenue. Recurring revenue comprised 98% of total revenue for the three months ended December 31, 2003 compared to 72% for the three months ended December 31, 2002.  We expect an increase in revenues as our subscriber growth continues.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $215,119 for the period ended December 31, 2003, as compared to $230,098 for the period ended December 31, 2002, primarily as a result of the decrease in number of subscribers from the prior period due to the sale of Joint Venture subscribers.   We expect an increase in direct costs as our subscriber growth continues.

Sales Expenses.    Sales expenses were $90,858 for the three months ended December 31, 2003, compared to $115,644 in the three months ended December 31, 2002. Sales expenses decreased due to general cost reductions over the prior period.  We expect an increase in sales expenses as our subscriber growth continues.

Customer Service Expenses.    Customer service expenses were $273,218 for the three months ended December 31, 2003, as compared to $314,524 in the three months ended December 31, 2002. This decrease is primarily the result of general cost reductions over the prior period. We expect an increase in customer service expenses as our subscriber growth continues.

General and Administrative Expenses.    General and administrative expenses increased to $2,077,845 for the three months ended December 31, 2003, from $260,984 in the three months ended December 31, 2002. This increase is primarily the result of non cash charges of $1,758,072 for the three months ended December 31, 2003 primarily associated with the issuance of option and warrants in exchange for services and the effects of variable accounting for stock options.  Excluding these non cash charges, general and administrative expenses were $327,456, an increase of $66,472 over the prior period, primarily made up of increased professional fees. There were no significant non cash charges in the same period ended December 31, 2002.

Other Non Cash Charges.    Depreciation and amortization expenses increased to $309,337 during the three months ended December 30, 2003, from $294,370 during the three months ended December 31, 2002.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets being acquired over the prior period.  Interest expense for the three months ended December 31, 2003 was $255,541, as compared to $324,921 for the three months ended December 31, 2002.  The interest expense for the three months ended December 31, 2003 includes non cash interest expense of $255,985 associated with the amortization of deferred finance costs and debt discount of warrants issued and charges to interest expenses from cashless exercise of warrants by investors, whereas similar non cash charges for the three months ended December 31, 2002 were $266,968.

Settlement of Accounts Payable.    During the three months ended December 31, 2003, we settled certain outstanding trade payables and recognized a gain of $4,443.

Other.    During the three months ended December 31, 2003, we recognized a loss on sale of customers of $32,182 resulting in an escrow adjustment from the previously reported sale of Joint Venture assets in July 2003.

Net Loss.    Primarily as a result of the above, and more specifically the non cash charges, we report a net loss of $2,628,841 for the three months ended December 31, 2003, compared to a net loss of $482,753 for the three months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2003

Due to the Company’s increased cash position as of December 31, 2003, primarily from the private placement and the exercise of warrants and options, the Company believes that it has adequate financial resources and therefore believes it no longer has going concern uncertainty.

Cash Position.    At December 31, 2003, we had cash and cash equivalents of $5,122,467, compared to $41,834 at December 31, 2002. The increase in our cash position was primarily due to the net proceeds of the November equity private placement and the exercise of warrants and options.

Operating Activities.    Our operations used net cash of $481,574 during the three months ended December 31, 2003.  This was primarily a result of a $618,392 decrease in our accounts payable and accrued liabilities during the period and a $204,483 net increase in our accounts receivable during the period.  Our net loss of $2,628,841 for the same period was offset by net non cash charges associated primarily with depreciation and amortization, charges to interest expense for amortization of deferred finance costs and debt discount and other non-cash charges associated with stock options and warrants of $2,318,507.

Investing Activities.    During the three months ended December 31, 2003, we purchased $360,400 of equipment relating to subscriber additions during the period and for future periods and paid $20,465 for the acquisition of new subscribers.

Financing Activities.    During the three months ended December 31, 2003, we used $33,712 for the repayment of certain notes payable.  In addition, we, (i) issued 39,583 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $13,063, (ii) issued 29,380 shares of common stock for accrued salaries of $18,215, (iii) issued 40,135 shares of common stock with a fair value of $28,094 as settlement of a trade accounts payable, (iv) converted one trade account payable in the total amount of $19,367 into a short term note payable, (v) issued 5,300,222 common shares to satisfy the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $2,037,526, and (vi) issued 388,334 common shares to satisfy the exercise of options to purchase common shares, which resulted in net proceeds to the Company of $233,750.  On November 14, 2003, the Company began offering up to 22 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively.   On November 24, 2003, the Company closed on all 22 units for $3,300,000 in net proceeds.

Working Capital     As at December 31, 2003, there was working capital of $5,105,649, compared to a working capital deficiency of $1,162,728 as at December 31, 2002.

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

Other Subsequent Events.

The Company did not make the quarterly payment of principal and earned interest to Roselink that was due on January 24, 2004. Because the payment was not made, it automatically converted into 38,731 shares of common stock at $0.33 per share, which were issued on February 3, 2004.

On September 30, 2003, the Board of Directors authorized the granting of a $50,000 year-end bonus to the Chief Executive Officer with the option to take the bonus in cash or common shares at the equivalent price as the Employee Stock Purchase Plan.  The Chief Executive Officer elected to take the net effect of the bonus in common shares.  For this obligation, 60,650 shares were issued on February 6, 2004.

From January 1, 2004 through February 6, 2004, options to purchase 125,018 common shares were exercised pursuant to the 2001 Stock Option Plan for net proceeds to the Company of $68,256.

From January 1, 2004 through February 6, 2004, warrants to purchase 412,500 common shares were exercised for net proceeds to the Company of $147,375.

From January 1, 2004 through February 6, 2004, warrants to purchase 260,000 common shares were exercised pursuant to cashless provisions, therefore 217,881 shares were issued and 42,719 warrants were cancelled in exchange for the exercise price.

Item 3. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

 On September 30, 2003, Board of Directors authorized the issuance of 50,000 shares of common stock with a fair value of $12,000 to the Chief Executive Officer as additional salary for the period ending June 30, 2003.  These shares were issued on October 1, 2003.

On September 30, 2003 and December 17, 2003, the Board of Directors authorized the granting of a $50,000 year end bonus to the Chief Executive Officer with the option to take the bonus in cash or common shares at the equivalent price as the Employee Stock Purchase Plan.  The Chief Executive Officer elected to take the net effect of the bonus in common shares.  The Company issued 60,650 common shares on February 6, 2004.

On October 1, 2003, two accounts payable of the Company in the amounts of $7,500 and $20,595 were converted to common stock in the respective amounts of 10,714 and 29,421 shares each.

On November 24, 2003, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum.  The placement was made up of 22 units with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set at $1.50 and $1.75 per share, respectively.   The Company received net proceeds in the amount of $3,300,000 and issued 2,200,000 common shares and 1,100,001 warrants to purchase common shares.

On December 29, 2003, the Company issued 29,380 shares to employees who contributed $18,215 during the quarter to the Employee Stock Purchase Plan.

During the three months ending December 31, 2003, the Company issued 388,334 common shares due to a similar number of options to purchase common shares being exercised.

During the three months ending December 31, 2003, the Company issued 5,300,334 common shares due to a similar number of warrants to purchase common shares being exercised.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits:

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

32.1-    Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

(b)           Reports on Form 8-K:

During the three months ended December 31, 2003, the Company filed a report on Form 8-K on October 2, 3002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
February 17, 2004