Form 10KSB/A
period 2003-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-03-16
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

During 2003, the Company reached and maintained an important milestone; positive earnings before interest, taxes, depreciation, amortization and non-cash stock option charges (“EBITDA”) of $923,791.  The Company uses the common performance gauge of EBITDA (inclusive of non-cash stock option charges) to evidence earnings exclusive of mainly non-cash events, as is common in the technology, and particularly the cable and telecommunications industries. We believe that EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non-cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally.

The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	2003	2004
EBITDA	$923,791	$(1,265,366)
Interest Expense	(998,659)	(865,743)
Depreciation and Amortization	(1,264,792)	(856,927)
Effect of Variable Accounting for Options Plans	(714,130)	—
Amortization of Unearned Compensation	(63,917)	—
Net Loss	$(2,117,707)	$(2,988,036)

Recurring revenue as a percentage of total revenue has been substantially increasing. Recurring revenue consists of monthly access fee charges to subscribers, the DIRECTV monthly residual and commissions, the monthly programming revenue from private cable subscriptions and the monthly Internet access fee.  As our subscriber base increases, our recurring revenue increases.  In addition, our non-recurring revenue is decreasing due to the emphasis away from providing property wiring services and satellite system sales.  During the period ended September 30, 2003, recurring revenue was 96% of total revenues, whereas on average for fiscal year 2002, it was only 54%.  As for subscriber growth, the Company had to again maintain slow growth during the fourth quarter due to financial constraints, and in addition, 1,273 non-core subscribers were sold by the Joint Venture during the fourth quarter. At September 30, 2003 the Company had a total of 12,589 subscribers. However, with the proceeds from the June 30, 2003 and November 24, 2003 equity financings, mentioned below, the Company believes that it will be able to again significantly increase subscribers in the upcoming quarters.

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

In certain arrangements with suppliers of satellite programming or other services, the Company does not bear inventory or credit risk in connection with the service provided to the customer.  For those arrangements where the Company does not act as a principal in the transaction, such revenue is recorded on the net basis and, accordingly, the amount of revenue is equivalent to the contractual commission earned by the Company. Revenues from providing services under contracts where the Company acts as a principal in the transaction, exercises pricing control and bears the risk of collection are recorded based on the gross amount billed to the customer when the amount is determinable.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of such period, are effective in timely making known to them information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the year or quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer March 16, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	March 16, 2004

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	March 16, 2004

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	March 16, 2004

/s/ EDWARD HUGUEZ
Edward Huguez	Director	March 16, 2004