Form 10QSB/A
period 2003-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-03-25
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

During the year ending September 30, 2003, the Company reached an important milestone; positive earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $923,791. However, for the three months ended December 31, 2003, the Company reported negative EBITDA of $136,815, due partially to an escrow adjustment of $32,182 relating to the disposition of Joint Venture assets in July of 2003.  The Company uses the common performance gauge of EBITDA (inclusive of non cash stock option charges) to evidence earnings exclusive of mainly non cash events, as is common in the technology, and particularly the cable and telecommunications industries. We believe that EBITDA is important because people who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally.

The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	2003	2002
EBITDA	$(136,815)	$108,669
Interest Expense	(225,985)	(324,921)
Depreciation and Amortization	(309,337)	(266,501)
Effect of Variable Accounting for Option Plans	(1,606,714)	—
Amorization of Unearned Compensation	(68,475)	—
Net Loss	$(2,377,366)	$(482,753)

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
March 25, 2004