Form 10QSB
period 2004-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-05-14
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2004, there were 38,684,468 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2004 (Unaudited) and September 30, 2003

	March 31, 2004	September 30, 2003

ASSETS

CURRENT
Cash and cash equivalents	$5,229,499	$507,775
Accounts receivable- trade, net of an allowance of $78,102 and $72,605	514,255	348,332
Prepaid expenses and deposits	98,606	463,314
TOTAL CURRENT ASSETS	5,842,360	1,319,421

Telecommunications equipment inventory	254,966	255,878
Property and equipment, net of accumulated depreciation of $2,091,593 and $1,609,167	4,126,381	3,736,680
Intangible assets, net of accumulated amortization of $1,093,072 and $925,534	935,986	1,081,982
TOTAL ASSETS	$11,159,693	$6,393,961

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$462,832	$489,275
Other accrued liabilities	106,484	700,171
Current portion of notes payable, net of debt discount of $0 and $14,645	22,070	86,653
Current portion of equipment loans	64,930	94,721
TOTAL CURRENT LIABILITIES	656,316	1,370,820

Deferred revenue	585,213	579,941
Equipment loans, net of current portion	72,788	—
TOTAL LIABILITIES	1,314,317	1,950,761
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 37,887,186 and 27,751,479 shares issued and outstanding	37,887	27,750
Additional paid-in capital	34,314,337	21,822,509
Unearned compensation	(2,229,519)	(83,333)
Accumulated deficit	(22,277,329)	(17,323,726)
Accumulated other comprehensive income		—
TOTAL STOCKHOLDERS’ EQUITY	9,845,376	4,443,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,159,693	$6,393,961

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Six and Three Months Ended March 31, 2004 and 2003

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	(restated) 2003	2004	(restated) 2003

REVENUE	$1,811,819	$2,151,591	$941,767	$1,139,329

OPERATING EXPENSES
Direct costs	523,679	546,547	308,560	316,449
Sales expenses	231,342	178,121	140,484	62,477
Customer service expenses	537,914	502,158	264,696	187,634
General and administrative expenses (including non-cash charges of $2,783,903, $109,755, $1,025,831 and $19,996)	3,531,852	717,161	1,454,007	456,177
Depreciation and amortization	648,887	519,340	339,550	224,970
TOTALS	5,473,674	2,463,327	2,507,297	1,247,707

OPERATING LOSS	(3,661,855)	(311,736)	(1,565,530)	(108,378)

Other income (expense)
Gain on sale of property and equipment	—	165,950	—	165,950
Gain on settlement of accounts payable	9,497	119,447	5,054	63,921
Interest income	15,586	—	12,903	—
Interest expense (including non-cash interest of $1,270,800, $486,235, $1,015,259 and $219,267)	(1,284,649)	(646,397)	(1,028,664)	(321,476)
Minority interest	—	(30,364)	—	(20,364)
Other	(32,182)	—	—	—
NET LOSS	$(4,953,603)	$(703,100)	$(2,576,237)	$(220,347)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.03)	$(0.07)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	34,131,218	20,963,638	36,663,641	21,701,157

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended March 31, 2004

(Unaudited)

	Common stock		Additional	Unearned	Accumulated
	Shares	Amount	paid-in capital	compensation	deficit	Total
Balance, October 1, 2003	27,751,479	$27,750	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200

Conversion of notes payable and accrued interest	78,314	79	25,765			25,844

Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094

Issuance of common stock for accrued compensation	100,017	100	72,296			72,396

Issuance of common stock and warrants in connection with private placement	2,200,000	2,200	3,297,800			3,300,000

Issuance of common stock for options and warrants exercised, including effects of cashless exercises	7,717,241	7,718	4,145,815			4,153,533

Effect of variable accounting for options			2,448,198			2,448,198

Issuance of options and warrants in exchange for services			2,473,900	(2,398,700)		75,200

Amortization of unearned compensation				252,514		252,514

Net loss					(4,953,603)	(4,953,603)
Balance, March 31, 2004	37,887,186	$37,887	$34,314,337	$(2,229,519)	$(22,277,329)	$9,845,376

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended March 31, 2004 and 2003

	For the six months ended March 31,
	2004	2003
		(Restated)
OPERATING ACTIVITIES
Net loss	$(4,953,603)	$(703,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	7,991	29,255
Depreciation and amortization	648,887	519,340
Amortization of unearned compensation	252,514	—
Effect of variable accounting for stock options	2,448,198	—
Issuance of options and warrants in exchange of services	75,200	80,500
Charge to interest expense for amortization of deferred finance costs and debt discount	14,645	486,235
Charge to interest expense from cashless exercise of warrants by lenders	1,256,155
Minority interest	—	30,364
Gain on settlement of accounts payable	(9,497)	(119,447)
Gain on sale of property and equipment	—	(165,950)
Changes in operating assets and liabilities:
Accounts receivable	(173,914)	490,895
Prepaid expenses and deposits	364,708	34,711
Accounts payable	26,571	171,216
Other accrued liabilities	(520,447)	(468,570)
Deferred revenue	5,272	(120,062)
Net cash provided by (used in) operating activities	(557,320)	265,387
INVESTING ACTIVITIES
Purchase of property and equipment	(731,104)	(441,163)
Acquisition of other assets	(20,465)	—
Proceeds from sale of property and equipment	—	267,822
Net cash used in investing activities	(751,569)	(173,341)
FINANCING ACTIVITIES
Payments of notes payable	(69,651)	(337,329)
Proceeds from notes payable	—	250,000
Proceeds from private placement	3,300,000
Proceeds from options and warrants exercised	2,897,377
Payments of equipment loans	(97,113)	(25,000)
Net cash provided by (used in) financing activities	6,030,613	(112,329)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,721,724	(20,283)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	507,775	99,277
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,229,499	$78,994

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes To The Condensed Consolidated Financial Statements

(Unaudited)

1.                                      GENERAL

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2003 on Form 10-KSB, as amended by Form 10-KSB/A and filed with the Securities and Exchange Commission on March 16, 2004.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the six months ended March 31, 2004 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 which increased/(decreased) the consolidated balance sheet as of that date as follows:

Cash and cash equivalents	$15,672
Accounts receivable, net	285,637
Property and equipment, net	751,762
Investment in joint venture, at equity	(311,466)
Total	$741,605

Accounts payable	$282,184
Other accrued liabilities	20,243
Deferred revenue	127,596
Minority interest	311,582
Total	$741,605

The retroactive consolidation of the Joint Venture in the statement of operations for the six and three months ended March 31, 2003 increased revenues by $382,153 and $197,199 and operating expenses by $321,425 and $156,471, respectively; however, such consolidation had no effect on the Company’s net loss.

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

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards to employees, net loss and loss per common share would have been increased or decreased to the pro forma amounts shown in the tables below:

	Six Months Ended March 31,
	2004	2003
Net loss, as reported	$(4,953,603)	$(703,100)
Add: Total stock-based employee compensation expense determined under intrinsic value method for all awards, net of related tax effects	102,096	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(250,670)	(128,900)

Pro forma net loss	$(5,102,177)	$(832,000)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.03)

Pro forma	$(0.15)	$(0.04)

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,576,237)	$(220,347)
Add: Total stock-based employee compensation expense determined under intrinsic value method for all awards, net of related tax effects	64,871	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(117,318)	(61,404)

Pro forma net loss	$(2,628,684)	$(281,751)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.01)

Pro forma	$(0.07)	$(0.01)

The fair values of options and warrants granted were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions used during the six months ended March 31, 2004:

Term	2-3 years
Risk-free interest rate	4.00 to 4.65%
Volatility	127%
Dividend yield	0%

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement:

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. The new agreement contains several material contractual changes from the previous agreement that significantly affect how the Company accounts for this revenue. First, the upfront activation commission that the Company receives from DIRECTV for each new subscriber will now be paid to the Company based on “gross” subscriber additions instead of “net” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. Second, due to this change, the commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period. Because after twelve months no portion of the commission can be “charged back,” as of October 1, 2003, the Company began recognizing this revenue over one year instead of four years.

2.                                      LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants and the conversion of convertible debentures. For the six and three months ended March 31, 2004 and 2003, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of March 31, 2004, the

Company had options and warrants that were exercisable (or potentially exercisable) into 6,454,819 shares of common stock (4,136,847 from warrants and 2,317,972 from options).

3.                                      NOTES PAYABLE

Notes payable under term loans outstanding as of March 31, 2004 consisted of the following:

Note Description	Balance at March 31, 2004
9% note under term loan due in installments through September 30, 2004(A)	$7,545
8% note under term loan due in installments through October 1, 2004(B)	14,525
Total	$22,070

(A)      On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $30,165. The note has a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. This note is secured by certain property and equipment.

(B)        On October 1, 2003, the Company entered into a second Term Loan and Promissory Note Agreement with a supplier, Blonder Tongue Laboratories, Inc., for $19,367. The note has a term of one year with four equal quarterly payments of principal and earned interest at a stated rate of 8%. The first payment of principal and interest was due on January 2, 2004.

During the six months ended March 31, 2004, the Company did not make the final quarterly payments of principal and earned interest on a 9% convertible promissory note totaling $25,844 and such payments automatically converted into 78,314 shares of common stock at $0.33 per share.

For additional information related to notes payable, see Note 3 to the Audited Financial Statements.

4.                                      SHARE CAPITAL

Preferred Shares:

As of December 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of March 31, 2004.

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the six months ended March 31, 2004:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2003 (C)	1,024,375	2,815,000	410,625	$0.44
Granted (weighted average fair value of $1.76 per share) (A)	(435,000)	435,000	—	$1.14
Expired	5,625	(5,625)	—	$0.33
Exercised (B)	—	(926,403)	926,403	$0.60
Outstanding at March 31, 2004 (C)	595,000	2,317,972	1,337,028	$0.51

(A)      The intrinsic value of these options, which were granted to employees, of $288,700 was initially charged to unearned compensation with a corresponding increase in additional paid-in capital. The intrinsic value will be amortized to expense over the respective periods of service.

(B)        The Company received cash payments of $551,759 upon the exercise of these options.

(C)        As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the six and three months ended March 31, 2004 and 2003, the Company recognized a charge to general and administrative expenses of $2,448,198 and $841,484, respectively, associated with the effects of the increase in market price per share of the Company’s common stock.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the six months ended March 31, 2004, the Company issued 39,366 common shares to employees who purchased common shares from the Purchase Plan to pay for accrued compensation of $34,792.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the six months ended March 31, 2004:

Number of Warrants Outstanding
Outstanding at September 30, 2003	9,467,363
Granted (A)	1,640,001
Cancelled (B)	(179,679)
Exercised (B)	(6,790,838)
Outstanding at March 31, 2004	4,136,847

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

In connection with certain agreements, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.84 per share that expire on February 12, 2008. These warrants vest quarterly over three years. The fair value of the warrants was $2,110,000 on the date of grant, as calculated using a Black-Scholes option pricing model, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount.

(B)        During the six months ended March 31, 2004, certain investors exercised warrants to purchase 1,987,017 shares of common stock with an exercise price of $0.33 per share and 3,930,000 shares of common stock with an exercise price of $0.43 per share, and as a result, the Company received cash proceeds of $2,345,618.

Certain of the warrants issued to investors contain cashless exercise provisions. During the six months ended March  31, 2004, certain investors exercised warrants to purchase 1,053,500 shares of common stock with an exercise price of $0.33 per share. Pursuant to the cashless provisions, warrants to purchase 179,679 shares were canceled as payment for the exercise price based on agreements with the investors and 873,821 shares were issued. In addition, the excess of the fair value of the shares issued at the date of exercise over the fair value of the warrants at the date of grant of $1,256,155 was recorded as a charge to interest expense.

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

Shares Issued for Settlement of Accounts Payable:

The Company issued 40,135 shares of common stock during the six months ended March 31, 2004 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $9,497.

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

5.                                      COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of March 31, 2004, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

On March 15, 2004, the Company became aware of a lawsuit filed against it in the Supreme Court of the State of New York by the successor entity of SmallCaps Online Group LLC (“SmallCaps”).  As of May 11, 2004, the Company had not yet been served with the Summons. SmallCaps and the Company entered into an engagement on November 1, 2001, terminable after one year, whereby SmallCaps was retained to perform financial advisor and investor relations duties on behalf of the Company for a fee of $6,000 per month and 150,000 warrants at $0.31 per share to purchase common stock of the Company.  SmallCaps is alleging the Company breached this engagement, that the monthly payable totaling $101,816 should have converted, pursuant to an alleged settlement, into 407,267 shares of Company common stock and 203,634 warrants to purchase common stock at $0.25 and $0.30, respectively, and that it has therefore suffered damages of $2,015,324 based on a missed opportunity to sell at a price of $2.79 per share. The Company maintains that the allegations of SmallCaps are without merit, and intends to vigorously contest its claims.

Contracts:

The Company has previously entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $200,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

Disputed Accounts Payable:

As of March 31, 2004, the Company was in a dispute with WorldCom (MCI) over charges of $54,977 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. Management believes that the Company has made appropriate accruals as of March 31, 2004 and the amount, if any, of charges to be recorded in subsequent periods in connection with this dispute will not be material.

6.                                      EQUIPMENT LOANS

The Company finances certain equipment under equipment loans that mature through 2007. During the six months ended March 31, 2004, the Company entered into loan agreements for new equipment having a cost basis of $92,418.  In addition, the Company assumed loans for capital equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under equipment loans as of March 31, 2004.

Year ending December 31,	Amount
2004	$58,601
2005	49,860
2006	39,777
2007	9,657

Total minimum payments	157,895
Less amount representing interest	20,177

Present value of net minimum payments	137,718
Less current portion	64,930

Long-term portion	$72,788

7.                                      INCOME TAXES

As of March 31, 2004, the Company had net operating loss carryforwards of approximately $20,574,000  ($7,114,000 related to Canadian operations and  $13,460,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $8,379,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2004. The Company had also offset such benefits through valuation allowances in prior years (see Note 11 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

8.                                      SUBSEQUENT EVENTS

From April 1, 2004 through May 10, 2004, options to purchase 20,000 common shares were exercised pursuant to the 2001 Stock Option Plan for net proceeds to the Company of $6,600; warrants to purchase 133,600 common shares were exercised for net proceeds to the Company of $186,088; and warrants to purchase 173,000 common shares were exercised pursuant to cashless provisions, 151,962 shares were issued and 21,038 warrants were cancelled in exchange for the exercise price.

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of restricted common stock to each of PDI Communications Inc. and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for assistance in establishing the Company’s presence in the Southeast multi-dwelling unit market.

Item 2. Management’s Discussion and Analysis or Plan of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about December 24, 2003 as amended on March 16, 2004.

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

We began offering high-speed (broadband) Internet access services in July of 2000. In July of 2001, we entered into a Master Lease Agreement to Purchase Equipment with Cisco Systems, Inc. (“Cisco”). Under this agreement, we receive preferred pricing and discounts for equipment purchased to support our high-speed Internet services. As part of this agreement, Cisco has extended $500,000 of lease financing to the Company to purchase Internet related equipment and to finance a portion of installation costs. At March 31, 2004, the Company had $235,000 available under the agreement with Cisco. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

Industry-wide, demand for digital satellite television is outpacing traditional cable. The Television Bureau of Advertising recently reported that franchised cable penetration rates are at a six-year low.  Nielson Media Research has reported that wired cable has fallen from 69.2% of American homes to 68.9% in the year 2002. During the same period, digital satellite television increased its penetration from 12.3% of American homes to 14.4%.  For the period September 2002 to September 2003, CNNMoney reports that the cable industry lost another 1% of subscribers, while the satellite industry increased its subscriber base by 12%. The trend is expected to continue. The Carmel Group is forecasting a 0.6% annual decline in subscribers to wired cable, whereas satellite television is expected to grow at a rate of 8.2% per year, through 2008.

The Company has raised sufficient capital to accelerate its growth. At March 31, 2004, the Company has cash and cash equivalents of $5,229,499. Its revenues for the quarter ended March 31, 2004 were $941,767, compared to $870,052 during the previous quarter.  For the quarter ended March 31, 2004, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $182,540 due mainly to increased costs associated with the expansion into the Southeast, due diligence costs related to potential acquisitions and legal and accounting fees related to certain extraordinary public filings. The Company uses the common performance gauge of EBITDA (inclusive of non cash stock option charges) to evidence earnings exclusive of mainly non cash events, as is common in the technology, and particularly the cable and telecommunications, industries. We believe that EBITDA is important because investors who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Six Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
EBITDA	$(319,355)	$462,637	$(182,500)	$353,968
Interest Expense	(1,284,649)	(646,397)	(1,028,664)	(321,476)
Depreciation and Amortization	(648,887)	(519,340)	(339,550)	(252,834)
Effect of Variable Accounting for Option Plans	(2,448,198)	0	(841,484)	0
Amortization of Unearned Compensation	(252,514)	0	(184,039)	0
Net Loss	$(4,953,603)	$(703,100)	$(2,576,237)	$(220,347)

During the quarter ended March 31, 2004, the Company added 1,059 net new subscribers for a total number of subscribers of 14,259. During the quarter, the sales team developed a significant backlog of new properties that are quickly moving from the proposal stage to the access agreement stage to the installation stage. The Company, as of March 31, 2004, reports a backlog of approximately 73,000 units in over 200 properties. The Company defines its backlog as (i) the number of units within properties that are currently being installed with systems (work in progress), (ii) units under executed access agreement in properties where work in progress has not yet begun, (iii) units in properties where we have an executed letter of intent, and (iv) units in properties where we are completing our economic and technical due diligence to determine on what terms we would proceed, but with a reasonable expectation to proceed. The Company’s work in process, at March 31, 2004, involves 5,524 units, of which the Company expects to obtain approximately 3,300 subscribers.

During the quarter, the Company expanded into a second geographic market - the Southeast United States. To assist with establishing its presence in the Southeast, MDU signed a Strategic Agreement with PDI Communications Inc. PDI is one of the largest suppliers, nationally, of video equipment to both the satellite television dealer and multi-dwelling unit markets, and is well respected among property owners, managers and developers in Florida and throughout the Southeast. The Strategic Agreement has several components; first, PDI will assist MDU in obtaining introductions to multi-dwelling unit property owners in the market for video and high-speed services; second, PDI has committed to assist MDU in obtaining Right of Entry Agreements for a minimum of 7,000 and up to 14,000 new subscribers over the next eighteen months; third, PDI will become MDU’s preferred supplier of video equipment; and fourth, PDI will provide system design and installation, project management and other support services to MDU over the next year while MDU establishes its branch office and hires key personnel.

In addition to organic growth in the Northeast and the newly opened Southeast region, the Company is considering several other significant asset acquisitions and a potential third geographic expansion.  The Company anticipates that the vast amount of the groundwork laid in the past two quarters will result in significant subscriber growth in the remainder of fiscal 2004.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com .

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

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the six and three months ended March 31, 2003 have been retroactively restated for the effects of the consolidation of revenues and expenses of the Joint Venture from October 1, 2002 and the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 and, accordingly, the amounts in this discussion have also been restated for such effects.  However, the restatement had no effect on the Company’s net loss for the six and three months ended March 31, 2003.

On July 30, 2003, the Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. This sale of subscribers contributed to the Company’s slight decrease in revenues for the first two fiscal quarters of 2004 over the previous quarters.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six and three months ended March 31, 2004, there were no material changes to accounting estimates or judgments.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003 (RESTATED)

Revenue.  Our revenue for the six months ended March 31, 2004 decreased 16% to $1,811,819 compared to revenues of $2,151,591 for the six months ended March 31, 2003. The revenue decrease is partially attributable to (i) the decrease in number of subscribers over the six months as a whole from the prior period due to the sale of Joint Venture subscribers and (ii) a loss of certain non-recurring construction and wiring revenue.  We expect an increase in revenues as our subscriber growth continues.

Direct Costs.  Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $523,679 for the period ended March 31, 2004, as compared to $546,547 for the period ended March 31, 2003, primarily as a result of the decrease in number of subscribers over the six months as a whole from the prior period due to the sale of Joint Venture subscribers.  We expect an increase in direct costs as our subscriber growth continues.

Sales Expenses.  Sales expenses were $231,342 for the six months ended March 31, 2004, compared to $178,121 in the six months ended March 31, 2003. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues.

Customer Service Expenses.  Customer service expenses were $537,914 for the six months ended March 31, 2004, as compared to $502,158 in the six months ended March 31, 2003. This increase is primarily the result of positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses as our subscriber growth continues.

General and Administrative Expenses.  General and administrative expenses increased to $3,531,852 for the six months ended March 31, 2004, from $717,161 in the six months ended March 31, 2003.  This increase is primarily the result of an increase in noncash charges of $2,674,148 to $2,783,903 for the six months ended March 31, 2004 from $109,755 for the six months ended March 31, 2003.  The increase was attributable to noncash charges in the six months ended March 31, 2004 of $2,448,198 for the effects of variable accounting for stock options and $252,514 for the amortization of deferred compensation attributable to the fair value of options and warrants issued for services.  There were no comparable charges in the six months ended March 31, 2003.  Excluding these noncash charges, general and administrative expenses were $747,949, an increase of 4% over the prior period, primarily made up of increased professional fees.

Other Non-Cash Charges.  Depreciation and amortization expenses increased from $519,340 during the six months ended March 31, 2003, to $648,887 during the six months ended March 31, 2004.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  Interest expense for the six months ended March 31, 2004 was $1,284,649, as compared to $646,397 for the six months ended March 31, 2003.  The interest expense for the six months ended March 31, 2004 includes noncash interest expense of $1,270,800 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expenses from the cashless exercise of warrants by investors, whereas similar noncash charges for the six months ended March 31, 2003 were $486,235.

Settlement of Accounts Payable.  During the six months ended March 31, 2004, we settled certain outstanding trade payables and recognized a gain of $9,497.

Net Loss.  Primarily as a result of the above, and specifically noncash chares of $4,703,591, we report a net loss of $4,953,603 for the six months ended March 31, 2004, compared to a net loss of $703,100 for the six months ended March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 (RESTATED)

Revenue.  Our revenue for the three months ended March 31, 2004 decreased to $941,767, compared to revenues of $1,139,329 for the three months ended March 31, 2003. The revenue decrease is partially attributable to (i) the decrease in number of subscribers over the three months as a whole from the prior period due to the sale of Joint Venture subscribers and (ii) a loss of certain non-recurring construction and wiring revenue.  We expect an increase in revenues as our subscriber growth continues.

Direct Costs.  Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs decreased to $308,560 for the three months ended March 31, 2004, as compared to $316,449 for the three months ended March 31, 2003, primarily as a result of the decrease in number of subscribers over the three months as a whole from the prior period due to the sale of Joint Venture subscribers.  We expect an increase in direct costs as our subscriber growth continues.

Sales Expenses.  Sales expenses increased to $140,484 for the three months ended March 31, 2004, from $62,477 in the three months ended March 31, 2003. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues.

Customer Service Expenses.  Customer service expenses were $264,696 for the three months ended March 31, 2004, as compared to $187,634 in the three months ended March 31, 2003. This increase is primarily the result of positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses as our subscriber growth continues.

General and Administrative Expenses.  General and administrative expenses increased to $1,454,006 for the three months ended March 31, 2003, from $365,454 in the three months ended March 31, 2002.  This increase is primarily the result of an increase in noncash charges of $1,005,835 to $1,025,831 for the three months ended March 31, 2004 from $19,996 for the three months ended March 31, 2003.  The increase was attributable to noncash charges in the three months ended March 31, 2004 of $841,484 for the effects of variable accounting for stock options and $184,039 for the amortization of deferred compensation attributable to the fair value of option and warrants issued for services.  There were no comparable charges in the three months ended March 31, 2003.  Excluding these noncash charges, the increase of $62,721 in general and administrative expenses is primarily the result of increased professional fees.

Other Non-Cash Charges.  Depreciation and amortization expenses increased from $224,970 during the three months ended March 31, 2003, to $339,550 during the three months ended March 31, 2004.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  Interest expense for the three months ended March 31, 2004 was $1,028,664, as compared to $321,476 for the three months ended March 31, 2003.  The interest expense for the three months ended March 31, 2004 includes noncash interest expense of $1,015,259 associated with the amortization of deferred finance costs and debt discount.

Settlement of Accounts Payable.  During the three months ended March 31, 2004, we settled certain outstanding trade payables and recognized a gain of $5,054.

Net Loss.  Primarily as a result of the above, and specifically noncash charges of $2,041,090, we report a net loss of $2,576,237 for the three months ended March 31, 2004, compared to a net loss of $220,347 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2004

Due to the Company’s increased cash position as of March 31, 2004, primarily from the private placement and the exercise of warrants and options, the Company believes that it has adequate financial resources and therefore believes it no longer has going concern uncertainty.

Cash Position.  At March 31, 2004, we had cash and cash equivalents of $5,229,499, compared to $78,994 at March 31, 2003. The increase in our cash position was primarily due to the net proceeds of the November equity private placement and the exercise of warrants and options.

Operating Activities.  Our operations used net cash of $557,320 during the six months ended March 31, 2004, including a $493,876 decrease in our accounts payable and accrued liabilities during the period and a $173,914 net increase in our accounts receivable during the period.  Our net loss of $4,953,603 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, charges to interest expense for amortization of deferred finance costs and debt discount and other non-cash charges associated with stock options and warrants of $4,054,703.

Investing Activities.  During the six months ended March 31, 2004, we purchased $731,104 of equipment relating to subscriber additions during the period and for future periods and paid $20,465 for the acquisition of new subscribers.

Financing Activities.  During the six months ended March 31, 2004, we used $69,651 for the repayment of certain notes payable.  In addition, we, (i) issued 78,314 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $25,844, (ii) issued 100,017 shares of common stock for accrued salaries of $72,396, (iii) issued 40,135 shares of common stock with a fair value of $28,094 as settlement of a trade accounts payable, (iv) converted one trade account payable in the total amount of $19,367 into a short term note payable, (v) issued 6,790,838 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $2,345,618, and (vi) issued 926,403 common shares upon the exercise of options to purchase common shares, which resulted in net proceeds to the Company of $551,759.  On November 14, 2003, the Company began offering up to 22 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively.  On November 24, 2003, the Company closed on all 22 units for $3,300,000 in net proceeds.

Working Capital  As at March 31, 2004, we had working capital of $5,186,044, compared to a working capital deficiency of $51,399 as at September 30, 2003.

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

Other Subsequent Events.

From April 1, 2004 through May 10, 2004, options to purchase 20,000 common shares were exercised pursuant to the 2001 Stock Option Plan for net proceeds to the Company of $6,600; warrants to purchase 133,600 common shares were exercised for net proceeds to the Company of $186,088; and warrants to purchase 173,000 common shares were exercised pursuant to cashless provisions, 151,962 shares were issued and 21,038 warrants were cancelled in exchange for the exercise price.

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares to each of PDI Communications Inc. and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for assistance in establishing the Company’s presence in the Southeast multi-dwelling unit market.

Item 3. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

On March 30, 2004, the Company issued 9,986 shares to employees who contributed $16,577 during the quarter to the Employee Stock Purchase Plan.

During the three months ended March 31, 2004, certain investors exercised warrants to purchase 112,500 shares of common stock with an exercise price of $0.43 per share.

During the three months ended March 31, 2004, certain investors exercised warrants to purchase 787,017 shares of common stock with an exercise price of $0.33 per share.

During the three months ended March 31, 2004, certain investors exercised warrants, pursuant to cashless provisions, to purchase 691,000 shares of common stock with an exercise price of $0.33 per share, warrants to purchase 99,901 shares were canceled as payment for the exercise price based on agreements with the investors and 591,099 shares were issued.

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

(b)                                 Reports on Form 8-K:

During the three months ended March 31, 2004, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
May 14, 2004