Form 10QSB
period 2004-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-08-12
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No.: 0-26053

________________

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60 Commerce Way, Unit D, Totowa, NJ	07512
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (973) 237-9499

________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 9, 2004, there were 42,417,134 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2004 (Unaudited) and September 30, 2003

ASSETS	June 30, 2004	September 30, 2003
CURRENT
Cash and cash equivalents	$7,221,413	$507,775
Accounts receivable- trade, net of an allowance of $64,632 and $72,605	783,890	348,332
Prepaid expenses and deposits	120,062	463,314

TOTAL CURRENT ASSETS	8,125,365	1,319,421

Telecommunications equipment inventory	226,379	255,878
Property and equipment, net of accumulated depreciation of $2,389,718 and $1,609,167	5,144,879	3,736,680
Intangible assets, net of accumulated amortization of $1,216,950 and $925,534	2,521,009	1,081,982

TOTAL ASSETS	$16,017,632	$6,393,961

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable	$425,984	$489,275
Other accrued liabilities	87,216	700,171
Current portion of notes payable, net of debt discount of $0 and $14,645	8,613	86,653
Current portion of equipment loans	64,930	94,721

TOTAL CURRENT LIABILITIES	586,743	1,370,820

Deferred revenue	626,831	579,941
Equipment loans, net of current portion	55,056	—

TOTAL LIABILITIES	1,268,630	1,950,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 50,000,000 shares authorized, 41,962,667 and 27,751,479 shares issued and outstanding	41,962	27,750
Additional paid-in capital	39,574,130	21,822,509
Unearned compensation	(2,388,979)	(83,333)
Accumulated deficit	(22,478,111)	(17,323,726)

TOTAL STOCKHOLDERS’ EQUITY	14,749,002	4,443,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,017,632	$6,393,961

See accompanying notes to the condensed consolidated financial statements

  MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2004 and 2003

	Nine Months Ended June 30,		Three Months Ended June 30,

		2003		2003
	2004	(restated)	2004	(restated)

REVENUE	$3,005,565	$3,227,946	$1,193,746	$1,076,355

OPERATING EXPENSES
Direct costs	868,879	812,736	345,200	266,189
Sales expenses	459,646	267,044	228,304	88,923
Customer service expenses	839,193	759,010	301,279	256,852
General and administrative expenses (including non-cash charges (reversal) of $1,929,503, $240,314, ($854,430), and $130,559)	3,009,208	1,301,408	(522,644)	584,247
Depreciation and amortization	1,071,967	783,794	423,080	264,454

TOTALS	6,248,893	3,923,992	775,219	1,460,665

OPERATING INCOME (LOSS)	(3,243,328)	(696,046)	418,527	(384,310)

Other income (expense):
Gain on sale of property and equipment	—	165,950	—	—
Gain on settlement of accounts payable	22,432	147,297	12,935	27,850
Interest income	31,953	—	16,367	—
Interest expense (including non-cash interest of $1,916,360, $816,265, $645,560 and $330,030)	(1,933,260)	(921,061)	(648,611)	(274,664)
Minority interest	—	(40,364)	—	(10,000)
Other	(32,182)	—	—	—

NET LOSS	$(5,154,385)	$(1,344,224)	$(200,782)	$(641,124)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.14)	$(0.06)	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,996,140	21,403,432	39,746,478	22,282,307

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2004
(Unaudited)

	Common stock
			Additional	Unearned	Accumulated
	Shares	Amount	paid-in capital	compensation	deficit	Total

Balance, October 1, 2003	27,751,479	$27,750	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200

Conversion of notes payable and accrued interest	78,314	79	25,765			25,844

Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094

Issuance of common stock for accrued compensation	103,353	103	79,031			79,134

Issuance of common stock for compensation	178,690	178	405,448	(405,626)		___

Issuance of common stock and warrants in connection with private placement	4,829,064	4,829	8,344,785			8,349,614

Issuance of common stock for options and warrants exercised, including effects of cashless exercises	8,481,632	8,483	5,047,536			5,056,019

Effect of variable accounting for options			1,347,602			1,347,602

Issuance of common stock, options and warrants in exchange for services	500,000	500	2,473,400	(2,398,700)		75,200

Amortization of unearned compensation				498,680		498,680

Net loss					(5,154,385)	(5,154,385)

Balance, June 30, 2004	41,962,667	$41,962	$39,574,130	$(2,388,979)	$(22,478,111)	$14,749,002

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended June 30, 2004 and 2003

	For the nine months ended June 30,

		2003
	2004	(Restated)

OPERATING ACTIVITIES
Net loss	$(5,154,385)	$(1,344,224)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	8,021	41,334
Depreciation and amortization	1,071,967	783,794
Amortization of unearned compensation	498,680	—
Effect of variable accounting for stock options	1,347,602	176,730
Issuance of common stock, options and warrants in exchange of services	75,200	22,250
Charge to interest expense for amortization of deferred finance costs and debt discount	14,645	816,265
Charge to interest expense from cashless exercise of warrants by lenders	1,901,715
Minority interest	—	40,364
Gain on settlement of accounts payable	(22,432)	(147,297)
Gain on sale of property and equipment	—	(165,950)
Changes in operating assets and liabilities:
Accounts receivable	(443,579)	364,044
Prepaid expenses and deposits	343,252	(3,489)
Accounts payable	2,935	311,080
Other accrued liabilities	(533,257)	(368,518)
Deferred revenue	46,890	(197,326)

Net cash provided by (used in) operating activities	(842,746)	329,057

INVESTING ACTIVITIES
Purchase of property and equipment	(1,199,980)	(543,146)
Proceeds from sale of property and equipment	—	252,150
Acquisition of other assets	(34,602)	—
Acquisition of Direct Satellite, Inc.	(2,515,000)	—

Net cash used in investing activities	(3,749,582)	(290,996)

FINANCING ACTIVITIES
Payments of notes payable	(83,108)	(420,716)
Proceeds from notes payable	—	250,000
Proceeds from private placement	8,349,614	663,937
Proceeds from options and warrants exercised	3,154,305
Payments of equipment loans	(114,845)	(109,767)

Net cash provided by financing activities	11,305,966	383,454

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,713,638	421,515
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	507,775	99,277

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,221,413	$520,792

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

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the nine months ended June 30, 2004 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 which increased/(decreased) the consolidated balance sheet as of that date as follows:

Cash and cash equivalents	$15,672
Accounts receivable, net	285,637
Property and equipment, net	751,762
Investment in joint venture, at equity	(311,466)

Total	$741,605

Accounts payable	$282,184
Other accrued liabilities	20,243
Deferred revenue	127,596
Minority interest	311,582

Total	$741,605

The retroactive consolidation of the Joint Venture in the statement of operations for the nine and three months ended June 30, 2003 increased revenues by $586,238 and $204,085 and operating expenses by $508,839 and $187,414 respectively; however, such consolidation had no effect on the Company’s net loss.

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

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards to employees, net loss and loss per common share would have been increased to the pro forma amounts shown in the tables below:

	Nine Months Ended June 30,

	2004	2003

Net loss, as reported	$(5,154,385)	$(1,344,224)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	134,696	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(393,751)	(132,621)

Pro forma net loss	$(5,413,440)	$(1,476,845)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.06)

Pro forma	$(0.15)	$(0.07)

	Three Months Ended June 30,

	2004	2003

Net loss, as reported	$(200,782)	$(641,124)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	32,600	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(144,844)	(3,721)

Pro forma net loss	$(313,026)	$(644,845)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)

Pro forma	$(0.01)	$(0.03)

The fair values of options and warrants granted were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions used during the nine and three months ended June 30, 2004:

Term	2-3 years
Risk-free interest rate	4.00 to 4.65%
Volatility	.68 to 1.27%
Dividend yield	0%

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

2.             LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants and the conversion of convertible debentures. For the nine and three months ended June 30, 2004 and 2003, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of June 30, 2004, the Company had options and warrants that were exercisable (or potentially exercisable) into 7,313,654 shares of common stock (4,915,348 from warrants and 2,398,306 from options).

3.             NOTES PAYABLE

Notes payable under term loans outstanding as of June 30, 2004 consisted of the following:

Note Description	Balance at June 30, 2004

9% note under term loan due in installments through September 30, 2004(A)	$3,771
8% note under term loan due in installments through October 1, 2004(B)	4,842

Total	$8,613

_________________
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

During the nine months ended June 30, 2004, the Company did not make the final quarterly payments of principal and earned interest on a 9% convertible promissory note dated January 24, 2002 totaling $25,844 and such payments automatically converted into 78,314 shares of common stock at $0.33 per share.

For additional information related to notes payable, see Note 3 to the Audited Financial Statements.

4.             SHARE CAPITAL

Preferred Shares:

As of December 31, 2003, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of June 30, 2004.

Common Shares (unearned compensation):

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of common stock to each of PDI Communications Inc. and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for future assistance over the next three years in establishing the Company's presence in the Southeast multi-dwelling unit market. The market value of the shares was $1,100,000 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The fair value of the shares of common stock is being amortized to expense over three years.

On June 2, 2004, the Company issued 178,690 shares of common stock to Cablecom/Spacelink in return for future consulting services over the next two year period in establishing the Company’s presence in the Chicago multi-dwelling unit market. The market value of the shares was $405,626 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The fair value of the shares of common stock is being amortized to expense over two years.

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the nine months ended June 30, 2004:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share

Outstanding at September 30, 2003 (C)	1,024,375	2,815,000	410,625	$0.44
Granted (weighted average fair value of $1.71 per share) (A)	(680,000)	680,000	—	$1.50
Expired	5,625	(5,625)	—	$0.33
Exercised (B)	—	(1,091,069)	1,091,069	$0.56

Outstanding at June 30, 2004 (C)	350,000	2,398,306	1,501,694	$0.68

_________________
(A)  The intrinsic value of these options, which were granted to directors and employees, of $288,700 was initially charged to unearned compensation with a corresponding increase in additional paid-in capital. The intrinsic  value will be amortized to expense over the respective periods of service.

(B)  The Company received cash payments of $606,100 upon the exercise of these options.

(C)  As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the nine and three months ended June 30, 2004, the Company recognized a charge to (reversal of) general and administrative expenses of $1,347,602 and ($1,100,596), respectively, for the increase (decrease) in market price per share of the Company’s common stock. During both the nine and three months ended June 30, 2003, the Company recognized charges of $176,730 for the increase in the market price per share.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the nine months ended June 30, 2004, the Company issued 42,703 common shares to employees who purchased common shares from the Purchase Plan to pay for accrued compensation of $41,531.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the nine months ended June 30, 2004:

Number of Warrants Outstanding

Outstanding at September 30, 2003	9,467,363
Granted (A)	3,085,985
Cancelled (B)	(247,437)
Exercised (B)	(7,390,563)

Outstanding at June 30, 2004	4,915,348

_________________
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

In connection with certain agreements, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.84 per share that expire on February 12, 2008. These warrants vest quarterly over three years. The fair value of the warrants was $1,010,000 on the date of grant, as calculated using a Black-Scholes option pricing model, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount.

In connection with the May 27, 2004 private placement described below the Company issued warrants to purchase 1,314,532 shares of common stock at an exercise price of $2.46 per share that expire on May 27, 2007. In addition, the Company issued similar warrants to purchase 131,452 shares of common stock to the placement agent as partial consideration for the placement fee.

(B)  During the nine months ended June 30, 2004, certain investors exercised warrants to purchase 2,070,617 shares of common stock with an exercise price of $0.33 per share, 3,930,000 shares of common stock with an exercise price of $0.43 per share, and 100,000 shares of common stock with an exercise price of $1.75 per share, and as a result, the Company received cash proceeds of $2,548,206.

Certain of the warrants issued to investors contain cashless exercise provisions. During the nine months ended June 30, 2004, certain investors exercised warrants to purchase 1,537,383 shares of common stock with an exercise price of $0.33 per share. Pursuant to the cashless provisions, warrants to purchase 247,437 shares were canceled as payment for the exercise price based on agreements with the investors and 1,289,946 shares were issued. In addition, the excess of the fair value of the shares issued at the date of exercise over the fair value of the warrants at the date of grant of $1,901,716 was recorded as a charge to interest expense.

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

Shares Issued for Settlement of Accounts Payable:

The Company issued 40,135 shares of common stock during the nine months ended June 30, 2004 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $22,432.

Shares Issued Pursuant to Private Placements:

On November 24, 2003, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum.  The placement was made up of 22 units with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares at an exercise price of $1.75 per share.  The Company received net proceeds in the amount of $3,300,000 and issued 2,200,000 common shares at effectively $1.50 per share, and 1,100,001 warrants to purchase common shares.

On May 27, 2004, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum. The placement was made up of 1,314,532 units with each consisting of two common shares and one three-year warrant to purchase common shares at an exercise price of $2.46 per share. The Company received net proceeds of $5,049,584 and issued 2,629,064 common shares at effectively $2.10 per share, and 1,314,532 warrants to purchase common shares.

5.             COMMITMENTS AND CONTINGENCIES

Litigation:

The Company has been named as a defendant in a lawsuit by Whistler Cable Television Ltd. claiming damages for conversion, the return of personal property, an injunction and costs. The Company has filed a defense disputing that the plaintiff has any legal right to bring the action, and alleging that in any event the amount of damages suffered, if any, is minimal. As of June 30, 2004, this case was still in the pre-discovery phase. Given the preliminary stage of the proceedings, it is not possible for management to estimate or determine whether there will be any loss to the Company. The amount, if any, of such loss will be recorded in the period in which it becomes determinable.

On March 12, 2004, a lawsuit was filed against the Company in the Supreme Court of the State of New York by the successor entity of SmallCaps Online Group LLC (“SmallCaps”).  SmallCaps and the Company had entered into an engagement on November 1, 2001, terminable after one year, whereby SmallCaps was retained to perform financial advisor and investor relations duties on behalf of the Company for a fee of $6,000 per month and 150,000 warrants to purchase common stock of the Company at $0.31 per share.  SmallCaps alleged that the Company breached this engagement, that the monthly fee payable totaling $101,816 should have converted, pursuant to an alleged settlement, into 407,267 shares of Company common stock at $0.25 per share and 203,634 warrants to purchase common stock at $0.30 per share, and that it had therefore suffered damages of $2,015,324 based on a missed opportunity to sell at a price of $2.79 per share. During the early part of July 2004, the parties commenced preliminary settlement discussions. The parties entered into a Settlement Agreement, Mutual Release and Covenant Not to Sue on July 12, 2004. As settlement for the outstanding payable, the Company issued to Small Caps 100,000 shares of common stock.  The lawsuit was dismissed on July 12, 2004.

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

Disputed Accounts Payable:

As of June 30, 2004, the Company was in a dispute with WorldCom (MCI) over charges of $54,977 based on their pricing of two T-1 lines for Internet service. It is the Company’s position that the pricing should be consistent with written quotes received by the Company from WorldCom. WorldCom has been charging a substantially higher price. Management believes that the Company has made appropriate accruals as of June 30, 2004 and the amount, if any, of charges to be recorded in subsequent periods in connection with this dispute will not be material.

6.             EQUIPMENT LOANS

The Company finances certain equipment under equipment loans that mature through 2007. During the nine months ended June 30, 2004, the Company entered into loan agreements for new equipment having a cost basis of $92,418.  In addition, the Company assumed loans for capital equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under equipment loans as of June 30, 2004:

Year ending December 31,	Amount

2004	$38,240
2005	49,860
2006	39,777
2007	9,657

Total minimum payments	137,534
Less amount representing interest	17,548

Present value of net minimum payments	119,986
Less current portion	64,930

Long-term portion	$55,056

7.             INCOME TAXES

As of June 30, 2004, the Company had net operating loss carryforwards of $19,912,084 ($7,109,085 related to Canadian operations and  $12,802,999 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $8,281,001 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2004. The Company had also offset such benefits through valuation allowances in prior years (see Note 11 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

8.   ACQUISITION OF DIRECT SATELLITE, INC.

On June 1, 2004, the Company acquired Direct Satellite, Inc. (“DSI”) for $2.4 million in cash plus $115,000 of closing costs. DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in 15 “Class A” multi-family properties signed to long term access agreements in the greater Chicago metropolitan area. The acquisition was accounted for under the purchase method and the assets, liabilities, revenues and expenses related to DSI were consolidated with the accounts of the Company effective June 1, 2004. Acquisition costs were allocated to the fair value of the net assets assumed as set forth below:

Property and equipment	$819,159
Intangible assets	1,695,841

Total Acquisition Cost	$2,515,000

The acquisition costs exceeded the fair value of the net assets assumed by $1,695,841. Such excess was attributable to the building access agreements and customer lists and, accordingly, included in intangible assets. Intangible assets acquired are being amortized over five years. The following table presents the unaudited pro forma results of operations for informational purposes, assuming that the Company had acquired DSI at the beginning of the year ended September 30, 2003:

	Nine Months		Three Months
	Ended June 30,		Ended June 30,

	2004	2003 (restated)	2004	2003 (restated)

Total Revenues	$3,950,741	$4,291,269	$1,430,040	$1,430,796
Net Loss	(4,616,113)	(738,668)	(66,214)	(439,272)
Net Loss per Common Share	$(0.13)	$(0.03)	$-	$(0.02)

The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

9.   SUBSEQUENT EVENTS

From July 1, 2004 through August 3, 2004, warrants to purchase 50,000 shares of common stock with an exercise price of $0.33 per share were exercised and as a result, the Company received net proceeds of $21,500. In addition, warrants to purchase 350,000 shares of common stock were exercised pursuant to cashless provisions, and warrants to purchase 45,533 shares were cancelled as payment for the exercise price and 304,467 shares were issued.

On July 13, 2004, the Company issued 100,000 shares of common stock to Small Caps to pay an account payable and settle litigation therefrom.

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

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of digital satellite television service. First, we offer Direct Broadcast Satellite (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer Private Cable Service, where digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale price charged to us by television program providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. On occasion, we derive revenue from installation services to building owners and managers for property wiring and the installation of equipment to allow for telecommunications services. Most of our services can be installed to receive high definition television (“HDTV”). We began offering high-speed (broadband) Internet access services in July of 2000. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

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

The Company has raised sufficient capital to accelerate its growth. At June 30, 2004, the Company had cash and cash equivalents of $7,221,413. Its revenues for the quarter ended June 30, 2004 were $1,193,746, compared to $941,767 during the previous quarter.  For the quarter ended June 30, 2004, the Company reports positive earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $16,479. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly non cash events (inclusive of non cash stock option charges), as is common in the technology, and particularly the cable and telecommunications, industries. We believe that EBITDA is important because investors who follow our industry frequently use it as a measure of financial performance and ability to pay debt service, if any.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Nine Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

EBITDA	$(227,676)	$537,361	$16,479	$74,724
Interest Expense	(1,933,260)	(921,061)	(648,611)	(274,664)
Depreciation and Amortization	(1,071,967)	(783,794)	(423,080)	(264,454)
Issuance of common stock, options and warrants for services	(75,200)	0	0	0
Effect of Variable Accounting for Stock Options	(1,347,602)	(176,730)	1,100,596	(176,730)
Amortization of Unearned Compensation	(498,680)	0	(246,166)	0

Net Loss	$(5,154,385)	$(1,344,224)	$(200,782)	$(641,124)

A significant portion of the $7,221,413 in cash and cash equivalents at June 30, 2004 was due to a $5.5 million private equity placement the Company completed on May 27, 2004. CRT Capital Group LLC acted as placement agent for the financing. In the offering, which was sold to accredited investors only, the Company offered up to 1,314,532 units, consisting of two shares of common stock and one three-year warrant to purchase one share of common stock at an exercise price of $2.46. The Company closed on all 1,314,532 units at a per unit price of $4.20, for $5,521,034 in gross proceeds. After the payment of fees and expenses, including 131,452 warrants to the placement agent, the Company received net proceeds of approximately $5.0 million. Proceeds from the financing are to be used to fund acquisitions and subscriber growth in the Company’s new expansion markets, as well as for general corporate purposes.

During the quarter ended June 30, 2004, the Company added 5,686 net new subscribers for a total number of subscribers of 19,945. During the quarter, the sales team developed a significant backlog of new properties that are quickly moving from the proposal stage to the access agreement stage to the installation stage. The Company, as of June 30, 2004, reports a backlog of approximately 86,000 units in over 200 properties. The Company defines its backlog as (i) the number of units within properties that are currently being installed with systems (work in progress), (ii) units under executed access agreement in properties where work in progress has not yet begun, (iii) units in properties where we have an executed letter of intent, and (iv) units in properties where we are completing our economic and technical due diligence to determine on what terms we would proceed, but with a reasonable expectation to proceed. The Company’s actual work in process, at June 30, 2004, involves 13,387 units.

The Company has previously announced that it had expanded into a second geographic market - the Southeast United States. To assist with establishing its presence in the Southeast, MDU signed a Strategic Agreement with PDI Communications Inc. (“PDI”). PDI is one of the largest suppliers, nationally, of video equipment to both the satellite television dealer and multi-dwelling unit markets, and is well respected among property owners, managers and developers in Florida and throughout the Southeast. The Strategic Agreement has several components; first, PDI will assist MDU in obtaining introductions to multi-dwelling unit property owners in the market for video and high-speed services; second, PDI has committed to assist MDU in obtaining Right of Entry Agreements for a minimum of 7,000 and up to 14,000 new subscribers through approximately September 2005; third, PDI will become MDU’s preferred supplier of video equipment; and fourth, PDI will provide system design and installation, project management and other support services to MDU through approximately February 2005 while MDU establishes its branch office and hires key personnel.

During the quarter ended June 30, 2004, the Company added a third expansion market. On June 1, 2004, the Company acquired the business assets of Chicago based Direct Satellite, Inc. (“DSI”) for $2.4 million in cash and initiated expansion into the third largest MDU residential market - the greater Chicago metropolitan area. DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in fifteen “Class A” multi-family properties signed to long term access agreements. A majority of these agreements are for the delivery of services on a bulk or exclusive basis. DSI also has a backlog of approximately 4,800 units in eight properties in the Chicago metropolitan market. DSI was founded in 1997 by Tom Looney, who along with a number of his key employees, have become employees of the Company. Moreover, as part of the acquisition, DSI will provide the Company with office and warehouse space in Chicago for a two-year period.

In addition to organic growth in the Northeast and the newly opened Southeast and Chicago regions, the Company is considering several other significant asset acquisitions. The Company anticipates that the vast amount of the groundwork laid in the past three fiscal quarters will result in significant subscriber growth during the remainder of fiscal 2004.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this report on Form 10-QSB.

Acquisition of Minority Interest and Retroactive Consolidation of Joint Venture

As part of an acquisition on April 30, 2001, the Company acquired a 50% interest in a joint venture agreement with AvalonBay Cable I, Inc. (the “Joint Venture”), an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay’s residential communities. The Company’s 50% investment in the Joint Venture had been accounted for pursuant to the equity method and, accordingly, the Company’s proportionate interest in the net earnings of the Joint Venture has been reflected separately in the Company’s condensed consolidated statement of operations through the nine months ended June 30, 2003.

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying condensed consolidated financial statements for the nine and three months ended June 30, 2003 have been retroactively restated for the effects of the consolidation of revenues and expenses of the Joint Venture from October 1, 2002 and the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 and, accordingly, the amounts in this discussion have also been restated for such effects.  The retroactive consolidation of the Joint Venture in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2003 increased revenues by $586,238 and operating expenses by $508,839; however, the restatement had no effect on the Company’s net loss for the nine and three months ended June 30, 2003.

On July 30, 2003, the Joint Venture sold 1,273 digital satellite television subscribers in five properties to CSC Holdings, Inc. for $1,200 per subscriber. This sale of subscribers contributed to the Company’s slight decrease in revenues for the first two fiscal quarters of 2004 over the previous quarters.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine and three months ended June 30, 2004, there were no material changes to accounting estimates or judgments.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003 (RESTATED)

Revenue.   Our revenue for the nine months ended June 30, 2004 decreased 9% to $3,005,565 compared to revenues of $3,227,946 for the nine months ended June 30, 2003. The revenue decrease is partially attributable to (i) the decrease in number of subscribers over the nine months as a whole from the prior period due to the sale of Joint Venture subscribers, (ii) a loss of certain non-recurring construction and wiring revenue and (iii) the company acquired significant subscribers at the end of the third quarter.  We expect the subscribers added at the end of the third quarter will provide an increase in revenues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $868,879 for the period ended June 30, 2004, as compared to $812,736 for the period ended June 30, 2003, primarily as a result of serving a larger subscriber base as a whole over the nine months period.  We expect an increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $459,646 for the nine months ended June 30, 2004, compared to $267,044 in the nine months ended June 30, 2003. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues.

Customer Service Expenses.   Customer service expenses were $839,193 for the nine months ended June 30, 2004, as compared to $759,010 in the nine months ended June 30, 2003. This increase is primarily the result of positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses as our subscriber growth continues.

General and Administrative Expenses.   General and administrative expenses increased to $3,009,208 for the nine months ended June 30, 2004, from $1,301,408 in the nine months ended June 30, 2003.  This increase is primarily the result of an increase in noncash charges of $1,929,503 for the nine months ended June 30, 2004 from $240,314 for the nine months ended June 30, 2003.  The increase was attributable to noncash charges in the nine months ended June 30, 2004 of $1,347,602 for the effects of variable accounting for stock options and $498,680 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services.  There was a charge of $176,730 for the effects of variable accounting and no charge for the amortization of unearned compensation in the nine months ended June 30, 2003.  Excluding these noncash charges, general and administrative expenses were $1,079,705, a decrease of 2% from the prior period, primarily the result of the lowering of professional and consulting fees.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $783,794 during the nine months ended June 30, 2003, to $1,071,967 during the nine months ended June 30, 2004.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  Interest expense for the nine months ended June 30, 2004 was $1,933,260, as compared to $921,061 for the nine months ended June 30, 2003.  The interest expense for the nine months ended June 30, 2004 includes noncash interest expense of $1,916,361 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expenses from the cashless exercise of warrants by investors, whereas similar noncash charges for the nine months ended June 30, 2003 were $816,265.

Settlement of Accounts Payable .   During the nine months ended June 30, 2004, we settled certain outstanding trade payables and recognized a gain of $22,432.

Net Loss.   Primarily as a result of the above, and specifically noncash chares of $4,917,830, we report a net loss of $5,154,385 for the nine months ended June 30, 2004, compared to a net loss of $1,344,224 for the nine months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003 (RESTATED)

Revenue.   Our revenue for the three months ended June 30, 2004 increased to $1,193,746, compared to revenues of $1,076,355 for the three months ended June 30, 2003. The revenue increase is attributable to the increase in number of subscribers over the three months from the prior period due to (i) organic growth in subscribers, and  (ii) the acquisition of the subscribers of Direct Satellite, Inc. at the end of the third quarter.  We expect an increase in revenues as our subscriber growth continues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $345,200 for the three months ended June 30, 2004, as compared to $266,189 for the three months ended June 30, 2003, primarily as a result of the increase in the number of subscribers over the three months from the prior period.  We expect an increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses increased to $228,304 for the three months ended June 30, 2004, from $88,923 in the three months ended June 30, 2003. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues.

Customer Service Expenses.   Customer service expenses were $301,279 for the three months ended June 30, 2004, as compared to $256,852 in the three months ended June 30, 2003. This increase is primarily the result of positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses as our subscriber growth continues.

General and Administrative Expenses.   General and administrative expenses reflect a net credit of $522,644 in the three months ended June 30, 2004 compared to a net charge of $584,247 in the three months ended June 30, 2003. This improvement of $1,106,891 resulted primarily from the inclusion of a net credit of $854,430 for the reversal of non-cash charges in the three months ended June 30, 2004 and the inclusion of non-cash charges of $130,559 in June 30,  2003, a net positive change of $984,987. This net positive change was primarily attributable to the reversal of non-cash charges for the effects of variable accounting for stock options in the three months ended June 30, 2004 of $1,100,596 due to the decline in the market value of the Company's stock and the inclusion of a non-cash charge of $176,730 for the effects of the increase in the market value in the three months ended June 30, 2003 (a net positive change of $1,277,326), which was partially offset by an increase in non-cash charges of $228,541 in the three months ended June 30, 2004 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services. Selling, general and administrative expense excluding non-cash charges decreased to $331,786 from $453,688 in the three months ended June 30, 2004 and 2003, respectively, or a total of $121,902 primarily as the result of a decrease in professional fees.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $264,454 during the three months ended June 30, 2003, to $423,080 during the three months ended June 30, 2004.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  Interest expense for the three months ended June 30, 2004 was $648,611, as compared to $274,664 for the three months ended June 30, 2003.  The interest expense for the three months ended June 30, 2004 includes noncash interest expense of $645,560 associated with the amortization of deferred finance costs and debt discount.

Settlement of Accounts Payable.   During the three months ended June 30, 2004, we settled certain outstanding trade payables and recognized a gain of $12,935.

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $214,210, we report a net loss of $200,782 for the three months ended June 30, 2004, compared to a net loss of $641,124 for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2004

Due to the Company’s increased cash position as of June 30, 2004, primarily from the private placements and the exercise of warrants and options, the Company believes that it has adequate financial resources and therefore believes it no longer has a going concern uncertainty.

Cash Position.   At June 30, 2004, we had cash and cash equivalents of $7,221,413, compared to $520,792 at June 30, 2003. The increase in our cash position was primarily due to the net proceeds of the November and May equity private placements and the exercise of warrants and options.

Operating Activities.   Our operations used net cash of $842,746 during the nine months ended June 30, 2004, including a $530,322 decrease in our accounts payable and accrued liabilities during the period and a $443,579 net decrease in our accounts receivable during the period.  Our net loss of $5,154,385 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, charges to interest expense for amortization of deferred finance costs and debt discount and other non-cash charges associated with stock options and warrants of $3,841,916.

Investing Activities.   During the nine months ended June 30, 2004, we purchased $1,199,980 of equipment relating to subscriber additions during the period and for future periods and paid $34,602 for the acquisition of new subscribers. Specifically, on June 1, 2004, the Company purchased $819,159 in equipment and $1,695,841 for the acquisition of subscribers from Chicago based Direct Satellite, Inc. ("DSI") for a total of $2.5 million in cash and initiated expansion into the third largest MDU residential market - the greater Chicago metropolitan area. DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in fifteen “Class A” multi-family properties.

Financing Activities.   During the nine months ended June 30, 2004, we used $83,108 for the repayment of certain notes payable.  In addition, we, (i) issued 78,314 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $25,844, (ii) issued 103,353 shares of common stock for accrued salaries of $79,134, (iii) issued 40,135 shares of common stock with a fair value of $28,094 as settlement of a trade accounts payable, (iv) converted one trade account payable in the total amount of $19,367 into a short term note payable, (v) issued 7,390,563 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $2,548,206, and (vi) issued 1,091,069 common shares upon the exercise of options, which resulted in net proceeds to the Company of $606,100.  On November 14, 2003, the Company began offering up to 22 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively.  On November 24, 2003, the Company closed on all 22 units for $3,300,000 in net proceeds. On May 20, 2004, the Company began offering up to 1,314,532 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of two common shares and one three-year warrant to purchase common shares. The price of the common shares and the exercise price of warrants to purchase common shares were set as of the offering date at $2.10 and $2.46 per share, respectively. On May 27, 2004, the Company closed on all 1,314,532 units for $5,049,603 in net proceeds.

Working Capital   As at June 30, 2004, we had working capital of $7,538,622, compared to a working capital deficiency of $51,399 as at September 30, 2003.

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

Other Subsequent Events.

From July 1, 2004 through August 3, 2004, warrants to purchase 50,000 common shares were exercised for net proceeds to the Company of $21,500 and warrants to purchase 350,000 common shares were exercised pursuant to cashless provisions with 304,467 shares being issued and 45,533 warrants cancelled in exchange for the exercise price.

On July 13, 2004, the Company issued 100,000 shares of common stock to SCO Financial Group LLC to pay an account payable and settle litigation there from.

Item 3. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended June 30, 2004, employees and directors exercised options to purchase 164,660 shares of common stock with an exercise price of $0.33 per share.

During the three months ended June 30, 2004, investors exercised warrants to purchase 100,000 shares of common stock with an exercise price of $1.75 per share and 83,600 shares of common stock with an exercise price of $0.33 per share.

During the three months ended June 30, 2004, investors exercised warrants, pursuant to cashless provisions, to purchase 483,833 shares of common stock with an exercise price of $0.33 per share, warrants to purchase 67,758 shares were canceled as payment for the exercise price and 416,125 shares were issued.

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares to each of PDI Communications Inc. and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for future assistance over the next three years in establishing the Company’s presence in the Southeast multi-dwelling unit market.

On May 27, 2004, the Company completed a $5.5 million private equity placement. The Company offered up to 1,314,532 units, consisting of two shares of common stock and one three-year warrant to purchase one share of common stock. The Company closed on all 1,314,532 units and issued 2,629,064 shares of common stock.

On June 2, 2004, the Company issued 178,690 shares of common stock to Cablecom/Spacelink in return for future consulting services for a two year period in the Chicago market.

On June 30, 2004, the Company issued 3,336 shares of common stock to employees who contributed $6,739 during the quarter to the Employee Stock Purchase Plan.

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

(b)          Reports on Form 8-K:

During the three months ended June 30, 2004, the Company filed the following reports on Form 8-K:

May 12, 2004 – Results of operations and financial condition for the quarter ended March 30, 2004.

May 19, 2004 – Signing of a definitive agreement to purchase the assets of Direct Satellite Inc.

June 15, 2004 – Completion of the acquisition of the assets of Direct Satellite Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON

Sheldon Nelson
Chief Financial Officer
August 12, 2004

