Form 10KSB
period 2004-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2004-12-29
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004, or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-26053
____________________

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60-D Commerce Way, Totowa, New Jersey 07512
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499

Securities registered under Section 12(b) of the Exchange Act:

none

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year were $4,490,235.

The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on December 13, 2004, was $149,817,756.

As of December 13, 2004 there were 48,821,400 shares of common stock outstanding and no other outstanding classes of a common equity security.

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

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The words “MDU Communications,” “the Company,” “we,” “our,” and “us” refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

PART I

Item 1.            Description of Business

BUSINESS OF THE COMPANY

MDU Communications International, Inc. concentrates exclusively on installing and delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. Multi-family properties present unique technological, management and marketing challenges, as compared to single-family homes - challenges we have a certain experience and expertise in overcoming. We seek to differentiate ourselves from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, as well as many others, to understand and meet the technology needs of these groups.

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak, had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”) to conduct business in the United States.  In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001, we completed an agreement with Star Choice Television Network, Inc., for the sale of certain of our Canadian satellite television assets. As a result, by May 30, 2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. now operates essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

OUR STRENGTHS

In addition to the high quality of our digital satellite television programming, our high-speed (broadband) Internet solution and the wide range of choices that our products offer to MDU owners and residents, we believe that our access agreements and our strategic alliances represent significant competitive and business strengths.

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

Strategic Alliance With DIRECTV

In May of 2000, we entered into a long-term proprietary System Operator Agreement with DIRECTV. Under this agreement we are able to establish and maintain MDU distribution systems in non-rural states of the United States (as identified in the agreement) and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DIRECTV’s programming or broadcasting costs. On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, which replaced the System Operator Agreement previously executed by the Company, which was due to initially expire on May 19, 2005. The Company considers the following contractual changes as material:

•	The upfront activation commission (the “commission”) that the Company receives from DIRECTV for each new subscriber will now be paid to the Company on “gross” subscriber additions instead of “net” subscriber additions in a given month and in an accelerated fashion. Commission is being paid on “gross” subscriber additions rather than “net” subscriber additions.

•	The Company must obtain an annual (twelve month) commitment from a subscriber for DIRECTV programming in order to receive the commission.

•	The commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period (i.e., if a subscriber disconnects after six months, the Company forfeits 50% of the commission). After twelve months, no portion of the commission can be “charged back.”

•	The monthly residual payment paid to the Company by DIRECTV, which is based upon the monthly programming revenue to DIRECTV from a subscriber, has been increased.

•	The new agreement has an initial term of three years with two, two-year automatic renewal periods upon the Company’s achievement of certain subscriber growth goals, for a total term of seven years.

•	The agreement has an automatic extension of the entire agreement to coincide with the expiration date of the Company’s latest property access agreement.

Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2004, revenues from DIRECTV direct-to-home (“DTH”) were 24% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. We believe that DIRECTV’s extensive line up of pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing direct broadcast service (“DBS”) subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households with the most densely populated MDU areas in the Northeast. Our short-term goal is to become a significant provider of bundled MDU products and services to the over 8 million MDUs in the Northeastern United States marketplace. During the year ended September 30, 2004, we expanded into the greater Chicago metropolitan area and the Southeast, which we also anticipate will be high growth centers.

Historically, the MDU market has been served by local cable television operators. Generally, these providers used analog technology and MDU residents could not access digital or competitive services, although many cable companies have now begun the process of upgrading to a digital signal. More importantly, the relationship between the property owners and managers that control access to these MDU properties and the cable operator have been significantly strained over the past 15 years due to the monopolistic sentiment of the cable operator.

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

Hardwired Franchised Cable Systems.    Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. The traditional cable companies serve an estimated 68% of U.S. television households. However, satellite services are gaining market share and DTH providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal over a vast selection of video and audio channels at a comparable or reduced price to most cable operators’ current service.

Other Operators. Our next largest competitor is other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments.  We also compete with other national DBS operators such as Echostar.

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

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and FCC rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA. SHIVIA was essentially extended and re-enacted. The new law, the Satellite Home Viewer Extension and Reauthorization Act (SHVERA) was signed in December of 2004.

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

EMPLOYEES

The Company had 64 employees, all full-time, as of September 30, 2004. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

The Company has incurred losses since inception and may incur future losses.

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2004, it has accumulated losses of approximately $24,990,000. The Company does not expect to have profitable operations until sometime in fiscal year 2005, and it cannot assure that it will ever achieve or attain profitability. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

The Company has a limited operating history.

The Company commenced operations in August 1998 and was not active in the U.S. market until May of 2000. Accordingly, it has a limited operating history and its business strategy may not be successful. The Company’s failure to implement its business strategy or an unsuccessful business strategy could materially adversely affect its business, financial condition and operating losses.

The Company depends upon its relationship with DIRECTV.

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under the Company’s agreement with DIRECTV, the Company may not maintain or market direct-to-home satellite broadcast services for others. Consequently, the Company is totally dependent upon DIRECTV for its set-top direct broadcast satellite programming. During the year ended September 30, 2004, revenues from DIRECTV were 24% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s contract with DIRECTV can be terminated under various circumstances, including, in particular an uncured material breach by the Company of the contract. Any such termination may have material affect on the Company’s business.

Because the Company is an intermediary for DIRECTV, events the Company does not control at DIRECTV could adversely affect the Company. One of the most important of these is DIRECTV’s ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases programming from third parties. DIRECTV’s success - and accordingly the Company’s - depends in large part on DIRECTV’s ability to select popular programming sources and acquire access to this programming on favorable terms. The Company has no control or influence over this. If DIRECTV is unable to retain access to its current programming, the Company cannot assure you that DIRECTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV is unable to continue to provide desirable programming, the Company would be placed at a competitive disadvantage and may lose subscribers and revenues. Additionally, any potential sale of DIRECTV, as a company, may have a material affect on the Company’s business.

The Company may be unable to meet its future capital expansion requirements.

The Company may require additional capital to finance expansion or growth at levels greater than its current business plan. Because of the uncertainties in raising additional capital, there can be no assurance that the Company will be able to obtain the necessary capital to finance its growth initiatives. Insufficient capital may require the Company to delay or scale back its proposed development activities.

The Company’s management and operational systems might be inadequate to handle its potential growth.

The Company is experiencing rapid growth that could place a significant strain upon its management and operational systems and resources. Failure to manage the Company’s growth effectively could have a material adverse effect upon its business, results of operations and financial condition and could force it to halt its planned continued expansion, causing the Company to lose its opportunity to gain significant market share. The Company’s ability to compete effectively as a provider of digital satellite television and high-speed Internet products and services and to manage future growth will require the Company to continue to improve its operational systems, its organization and its financial and management controls, reporting systems and procedures. The Company may fail to make these improvements effectively. Additionally, the Company’s efforts to make these improvements may divert the focus of its personnel.

The Company must integrate its key executives into a cohesive management team to expand its business. If new hires perform poorly, or if it is unsuccessful in hiring, training and integrating these new employees, or if it is not successful in retaining its existing employees, the Company’s business may be harmed. To manage the expected growth of the Company’s operations and personnel, the Company will need to increase its operational and financial systems, procedures and controls. This is a special challenge when the Company acquires new operations with different systems. The Company’s current and planned personnel, systems, procedures and controls may not be adequate to support its future operations. The Company may not be able to effectively manage such growth, and failure to do so could have a material adverse effect on its business, financial condition and results of operations.

The Company’s business could be adversely affected if it fails to integrate its acquisitions successfully.

The Company has during the year consummated the acquisition of Direct Satellite, Inc. and PCM Acquisitions Corp. In addition, the Company may engage in one or more smaller acquisitions in order to address potential growth in its subscriber base. The Company may not be able to successfully integrate the acquired businesses or any potential future acquired businesses into its existing business in a timely and non-disruptive manner or at all. The Company may have to devote a significant amount of time and resources to do so. Even with this investment of time and resources, the acquisitions may not produce the revenues, earnings or business synergies that the Company anticipates. If the Company fails to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisitions would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet the Company’s expectations could cause its business and financial condition to be materially and adversely affected. Additionally, acquisitions can involve non-recurring charges and impairment of significant amounts of goodwill that could adversely affect the Company’s results of operations. The Company cannot be certain that it will successfully address any of these risks. If it fails to manage these early stage risks successfully, current evaluations of its business and prospects may prove to be inaccurate.

The Company could face increased competition.

The Company faces competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies and off-air broadcasters. Also, DIRECTV itself could corporately focus on MDUs. Other companies with substantially greater assets and operating histories could enter this market. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm the Company’s business.  The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect the Company’s business, results of operations and financial condition.

Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DBS providers is their ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DBS providers. If competition from cable television operators should increase in the future, the Company could experience a decrease in its number of subscribers or increased difficulty in obtaining new subscriptions.

The Company depends on key personnel to maintain its success.

The Company’s success depends substantially on the continued services of its executive officers and key employees, in particular Sheldon Nelson and certain other executive officers. The loss of the services of any of the Company’s key executive officers or key employees could harm its business. None of the Company’s key executive officers or key employees currently has a contract that guarantees their continued employment with the Company. There can be no assurance that any of these persons will remain employed by the Company or that these persons will not participate in businesses that compete with it in the future.

Corporate governance-related issues.

At present, the Company’s President and Chief Executive Officer, Sheldon Nelson, is also acting as the Company’s Chief Financial Officer. Accordingly, Mr. Nelson is required to devote attention to both positions, thereby diverting attention from his position as CEO. Further, because both the CEO and CFO positions are currently held by a single person, outside of the Board of Directors and the audit committee, no independent oversight of the CEO or the CFO function currently exist within the Company’s management structure. In addition, although the Company is in the process of developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring the implementation of the corporate governance guidelines, to date the Company does not yet have an Audit Committee Expert. The Company does intend to be Sarbanes-Oxley compliant by the end of fiscal 2005.

System disruptions could affect the Company.

The Company’s ability to attract and retain subscribers depends on the performance, reliability and availability of its services and infrastructure. The Company may experience periodic service interruptions caused by temporary problems in its own systems or in the systems of third parties upon whom it relies to provide service or support. Fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and interrupt the Company’s services. Service disruptions could adversely affect the Company’s revenue and, if they were prolonged, would seriously harm its business and reputation. The Company does not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. Any of these problems could adversely affect its business. If any of the DIRECTV satellites are damaged or stop working partially or completely, although DIRECTV has a contingency satellite plan, DIRECTV may not be able to continue to provide its subscribers with programming services. The Company would in turn likely lose subscribers, which could materially and adversely affect its operations and financial performance. DBS technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected.

The market for the Company’s products and service are subject to technological change.

The market for digital satellite television and high-speed Internet products and services is characterized by rapid change, evolving industry standards and frequent introductions of new technological developments. These new standards and developments could make the Company’s existing or future products or services obsolete. Keeping pace with the introduction of new standards and technological developments could result in additional costs or prove difficult or impossible. The failure to keep pace with these changes and to continue to enhance and improve the responsiveness, functionality and features of the Company’s services could harm its ability to attract and retain users.

The Company may be affected if the United States participates in wars or military or other action; the Company may be affected by international terrorism.

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on video broadcast and information technology, (iii) the Company’s inability to effectively market and distribute its products or (iv) its inability to access capital markets, the Company’s business and results of operations could be materially and adversely affected. The Company is unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on its business, results of operations, or financial condition.

The Company may issue preferred stock and Common Stock in the future.

The Company’s Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by the Company’s common stockholders. The rights of the holders of the Common Stock will be subject to, and could be materially adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with corporate purposes, could have the effect of delaying, deferring or preventing a change in control, discouraging tender offers for the Common Stock, and materially adversely affecting the voting rights and market price of the Common Stock.

The Company’s certificate of incorporation authorizes the issuance of 70,000,000 shares of common stock. The future issuance of Common Stock may result in dilution in the percentage of the Company’s Common Stock held by its existing stockholders. Also, any stock the Company sells in the future may be valued on an arbitrary basis by it and the issuance of shares of Common Stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders.

Provisions in the Company’s charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of the Company’s Common Stock.

Provisions in the Company’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in the Company’s management. Pursuant to the Company’s certificate of incorporation the Company has a staggered Board of Directors whereby the directors are elected to serve three-year terms, are separated into three classes and each class is elected in a different year. The staggered Board of Directors may prevent or frustrate stockholder attempts to replace or remove current Board members as they will have to wait until each class of directors is up for election before the directors can be voted out of office. The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company’s common stock. The ability of the Board to issue preferred stock may prevent or frustrate shareholder attempts to replace or remove current management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s Common Stock.

Absence of dividends on Common Stock.

The Company has never declared or paid any dividends on its Common Stock. The declaration and payment in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the Common Stock, the Company’s future earnings, if any, capital requirements, financial condition and such other factors as the Company’s Board of Directors may consider to be relevant from time to time. Earnings of the Company, if any, are expected to be retained for use in expanding the Company’s business. Accordingly, the Company does not expect to declare or pay any dividends on its Common Stock in the foreseeable future.

The price of the Company’s securities may be volatile and subject to wide fluctuations.

The market price of the Company’s securities may be volatile and subject to wide fluctuations. If the Company’s revenues do not grow or grow more slowly than it anticipates, or, if operating or capital expenditures exceed its expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company’s securities could decline. If securities analysts alter their financial estimates of the Company’s financial condition it could effect the price of the Company’s securities. Some other factors that could affect the market price of the Company’s securities include announcements of new product or service offerings, technological innovations and competitive developments. In addition, if the market for stocks in the Company’s industry or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company’s securities could fall for reasons unrelated to its business, results of operations and financial condition. The market price of the Company’s stock also might decline in reaction to conditions, trends or events that affect other companies in the market for digital satellite television and high-speed Internet products and services even if these conditions, trends or events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

The public trading market for the Company’s Common Stock is limited and may not be developed or sustained.

There is a limited trading market for the Company’s Common Stock. The Common Stock has been traded under the symbol “MDTV” on the Over The Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed that it will be sustained.

Item 2.            Description of Properties

Our headquarters are in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 6,983 square feet at a current monthly cost of $8,147, expiring July 31, 2006. We believe that this space is adequate to suit our needs for the foreseeable future, although we have an option on additional adjacent space. The Company also entered into a lease agreement for its office and warehouse location In Chicago that runs through May 31, 2006. The rent is fully abated through November 30, 2005 and then increases to $2,500 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area. In addition, we carry short term warehouse lease space in Connecticut, Florida, Massachusetts and Maryland. The Company is in the process of looking for a larger office and warehouse in the South Florida area.

Item 3.            Legal Proceedings

From time to time, we may be subject to legal proceedings, which could have a material adverse effect on our business.

The Company had previously been named as a defendant in a lawsuit by Whistler Cable Television captioned Whistler Cable Television Ltd. vs. MDU Communications Inc., in British Columbia, Canada, claiming damages for conversion, the return of personal property, an injunction and costs. Although the case was still pending on September 30, 2004, it was subsequently settled on or about October 28, 2004 for $10,000 (CDN).

During the year ended September 30, 2004, the Company also settled, on July 12, 2004, previously reported litigation captioned SCO Financial Group LLC v. MDU Communications International, Inc. relating to an aged account payable. As material consideration for the settlement and outstanding payable, the Company paid to SCO Financial $33,000 in cash and issued to it 100,000 shares of common stock.

Item 4.            Submission of Matters to a Vote of Security Holders

On August 5, 2004, the Company held its Annual General Meeting of Shareholders in Totowa, New Jersey. Five issues were put forth to the shareholders; (i) election of directors, (ii) ratification of appointment of Independent Registered Public Accounting Firm; (iii) approval of an amendment to the Company’s Articles of Incorporation for an increase in the number of authorized shares from 50,000,000 to 70,000,000; (iv) approval of an increase in the number of shares available under the 2001 Employee Stock Purchase Plan from 2,000,000 to 2,800,000; and (v) approval of an increase in the number of shares available under the 2001 Stock Option Plan from 4,000,000 to 5,600,000.

On the issue of election of directors, out of the 38,116,724 shares voted on this issue, 38,038,359 shares voted in favor of each of the director nominees, 0 shares against, with 78,365 abstaining. All directors were elected for their respective terms. For a list of directors and short biography of each, please reference the Proxy Statement mailed to stockholders on or about July 5, 2004 and filed with the Securities and Exchange on July 1, 2004.

On the issue of voting on the appointment of the Independent Registered Public Accounting Firm, out of the 38,116,724 shares voted on this issue, 37,988,484 shares voted in favor, 75,380 shares against, with 52,860 abstaining. The Independent Registered Public Accounting Firm was appointed for fiscal 2005.

On the issue of amending the Articles of Incorporation to increase the number of authorized shares, out of the total outstanding number of shares, 41,959,331 as of the record date, 23,150,660 shares voted in favor, 3,202,550 shares against, with 61,150 abstaining. Pursuant to Delaware law, a majority of all outstanding shares of the Company is needed for passage. The amendment passed.

On the issue of increasing the number of shares available for issuance under the 2001 Employee Stock Purchase Plan, out of the 26,414,360 shares voted on this issue, 24,005,425 shares voted in favor, 2,349,335 shares against, with 59,600 abstaining. The issue passed.

On the issue of increasing the number of shares available for issuance under the 2001 Stock Option Plan, out of the 26,414,360 shares voted on this issue, 22,188,064 shares voted in favor, 3,169,996 shares against, with 1,056,300 abstaining. The issue passed.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

A.             Market for Common Stock

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2002	$0.34	$0.15
March 31, 2003	$0.31	$0.17
June 30, 2003	$0.55	$0.22
September 30, 2003	$0.84	$0.41
December 31, 2003	$2.01	$0.71
March 31, 2004	$3.05	$1.75
June 30, 2004	$3.01	$1.98
September 30, 2004	$2.60	$2.15

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

B.             Holders of Record

As of December 13, 2004, the Company had 135 holders of record of its shares of common stock, excluding shares held by broker-dealers, with an approximate total of 2,100 shareholders.

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

D.             Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2004)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,463,191 shares	(1)	$0.77	1,809,000
Equity compensation plans not approved by security holders	76,115 shares	(2)	$1.23	0

_____________
(1)           2001 Stock Option Plan, approved by the shareholders on May 10, 2001, see Note 4(a), contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 common shares.

(2)           Supplier Stock Option Plan, see Note 4(a), contained herein.

E.               Recent Sales of Unregistered Securities Sales

Preferred Stock

There were no sales or issuances of these securities during the fiscal year ended September 30, 2004.

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

On November 14, 2003, the Company began offering unregistered securities pursuant to a private placement Confidential Offering Memorandum.  The offering consisted of up to 22 units at a purchase price of $150,000 per unit. Each unit consisted of (i) 100,000 common shares, par value $.001, and (ii) a three-year warrant to purchase an aggregate of 50,000 common shares of the Company at an exercise price of  $1.75 per share, subject to adjustment, for a total issuance of 2,200,00 shares and 1,100,001 warrants. The units were offered by the Company on a “best efforts - no minimum basis.”  The units were offered and sold only to “accredited investors,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, and were offered pursuant to exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D and certain state securities laws.  The offering was fully closed on November 25, 2003 with the Company receiving net proceeds of $3,300,000. The shares and warrants were to be subsequently registered on Form SB-2 within 120 days of closing. The Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission on March 24, 2004.

On April 6, 2004, the Company issued 250,000 shares of unregistered common stock to PDI Communications Inc. pursuant to an agreement executed on February 12, 2004 for assistance in establishing the Company’s presence in the Southeast multi-dwelling unit market. These shares were subsequently registered in a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2004 and subsequently declared effective on August 30, 2004.

On May 7, 2004, the Company issued 250,000 shares of unregistered common stock to B.A.A.M. LLC pursuant to an agreement executed on February 12, 2004 for assistance in establishing the Company’s presence in the Southeast multi-dwelling unit market. These shares were subsequently registered in a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2004 and subsequently declared effective on August 30, 2004.

On May 27, 2004, the Company closed the offering of unregistered securities pursuant to a private placement Confidential Offering Memorandum.  The offering consisted of up to 1,314,532 units at a purchase price of $4.20 per unit. Each unit consisted of (i) two common shares, par value $.001, and (ii) one three-year warrant to purchase one share of common stock of the Company at an exercise price of $2.46 per share, subject to adjustment, for a total issuance of 2,629,064 shares and 1,314,532 warrants. The units were offered by the Company on a “best efforts - no minimum basis.”  The units were offered and sold only to “accredited investors,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, and were offered pursuant to exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D and certain state securities laws.  The offering was fully closed on May 27, 2004 with the Company receiving net proceeds of $5,000,000. The shares and warrants were to be subsequently registered on Form SB-2 within 120 days of closing. The Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission on August 30, 2004.

On June 2, 2004, the Company issued 178,690 shares of unregistered common stock to Cablecom/Spacelink in return for future consulting services for a two year period in the Chicago market. These shares were subsequently registered in a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2004 and subsequently declared effective on August 30, 2004.

On July 13, 2004, the Company issued 100,000 shares of unregistered common stock to SCO Financial Group, LLC as part of a settlement agreement for an outstanding account payable. These shares were subsequently registered in a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2004 and subsequently declared effective on August 30, 2004.

The Company issued 40,135 shares of common stock during the year ended September 30, 2004 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $22,432.

Warrants

See above for issued warrants to purchase unregistered shares of common stock associated with the November 25, 2003 and May 27, 2004 private placements.

On February 12, 2004, the Company issued warrants to purchase 250,000 unregistered shares of common stock to each of PDI Communications Inc. and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for assistance in establishing the Company’s presence in the Southeast multi-dwelling unit market. These underlying shares were subsequently registered in a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 26, 2004 and subsequently declared effective on August 30, 2004.

Options

There were no issuances of options to purchase unregistered common stock during the fiscal year ended September 30, 2004.

F.   Purchases of Equity Securities

None

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large U.S. property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of digital satellite television service. First, we offer Direct Broadcast Satellite (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer Private Cable service, where digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale price charged to us by television program providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. On occasion, we derive revenue from installation services to building owners and managers for property wiring and the installation of equipment to allow for telecommunications services. Most of our services can be installed to receive high definition television (“HDTV”). From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

Industry-wide, demand for digital satellite television is outpacing traditional cable. The Television Bureau of Advertising recently reported that franchised cable penetration rates are at a six-year low.  Nielson Media Research has reported that wired cable has fallen from 69.2% of American homes to 68.9% in the year 2002. During the same period, digital satellite television increased its penetration from 12.3% of American homes to 14.4%.  For the period September 2002 to September 2003, CNNMoney reports that the cable industry lost another 1% of subscribers, while the satellite industry increased its subscriber base by 12%. The trend is expected to continue. The Carmel Group is forecasting a 0.6% annual decline in subscribers to wired cable, whereas satellite television is expected to grow at a rate of 8.2% per year, through 2008. We believe that this trend will continue.

Fiscal 2004 has been a year of great accomplishment for the Company. First, the Company has solidified its financial future by closing two private placement equity financings to accelerate its growth plans. The Company completed a $3.3 million financing on November 25, 2003 and $5.5 million financing on May 27, 2004. In addition, subsequent to the fiscal 2004 year end, on November 24, 2004, the Company completed a $16.25 million private placement. Sold to accredited investors only, the Company offered up to 6,063,440 units, consisting of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After the payment of fees and expenses, the Company received net proceeds of just over $15.0 million. CRT Capital Group LLC acted as placement agent for the financing.

Second, with a strong balance sheet, the Company expanded its operational footprint into two of the largest multi-family markets in the United States; the Southeast, with a concentration in the Florida area, and the Midwest, with a concentration in the greater Chicago metropolitan area. During the third quarter, the Company acquired the business assets of Chicago based Direct Satellite, Inc. (“DSI”). DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in fifteen “Class A” multi-family properties. A majority of these agreements are for the delivery of services on a bulk or exclusive basis. DSI also has a backlog of approximately 4,800 units in eight properties in the Chicago metropolitan market. DSI was founded in 1997 by Tom Looney, who along with a number of his key employees, have become employees of the Company. The MDU Communications Chicago office is located at 3825 N. Elston Ave., Chicago, Illinois and the office currently has 7 Company employees.

In the fourth quarter of fiscal 2004, the Company acquired the business assets of South Florida based PCM Acquisition Corp. (“PCM”) in its continued expansion into the Southeast multi-family residential market. PCM was primarily a private cable operator serving approximately 3,150 private cable subscribers in ten “Class A” multi-family properties. A majority of these agreements are for the delivery of video services on a bulk or exclusive basis, however, many of the agreements also allow for the provision of broadband and other related services directly to the residents of the properties. The Company currently has 3 employees in Florida and is expecting to sign a lease for office space in the South Florida area in January of 2005.

Not only are these acquisitions immediately accretive to the Company in terms of subscribers and revenues, but each have provided the Company with certain key employees and modest backlogs of properties. The Company’s expansion philosophy is to immediately establish itself in a new region through a mid-sized critical mass acquisition. Once integrated, these acquisitions and regional operations will begin to greatly increase the Company’s organic growth.

Third, the Company has seen almost 100% growth in its subscriber base during fiscal 2004, from 12,589 total subscribers as of September 30, 2003 to 24,738 total subscribers in approximately 300 properties as of September 30, 2004. More importantly, as of September 30, 2004, the Company reported a backlog of approximately 117,000 units in over 330 properties. The Company defines its backlog as (i) the number of units within properties that are currently being installed with systems (work in progress), (ii) units under executed access agreement in properties where work in progress has not yet begun, (iii) units in properties where we have an executed letter of intent, and (iv) units in properties where we are completing our economic and technical due diligence to determine on what terms we would proceed, but with a reasonable expectation to proceed. The Company’s actual work in process at September 30, 2004 involved 20,330 units.

The Company is working diligently and efficiently to timely deploy service to these 117,000 new units, and to that end, the Company has almost doubled the number of employees during the year from 38 to 64.

Financially, at September 30, 2004, the Company had cash and cash equivalents of $4,705,722. Its revenues for the year ended September 30, 2004 were $4,490,235.  For the year ended September 30, 2004, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $693,319. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly non cash events, as is common in the technology, and particularly the cable and telecommunications, industries. We believe that EBITDA is important because investors who follow our industry frequently use it as a measure of financial performance.  The most directly comparable GAAP reference is simply the removal of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Years Ended
	September 30,
	2004	2003
EBITDA	$(693,319)	$913,791
Interest Expense	(2,755,115)	(988,659)
Depreciation and Amortization	(1,620,164)	(1,264,792)
Warrants issued for consulting services	(313,040)	0
Effect of Variable Accounting for Option Plans	(1,527,147)	(714,130)
Amortization of Unearned Compensation	(757,815)	(63,917)
Net Loss	$(7,666,600)	$(2,117,707)

Fiscal 2005 has already started off with success. In addition to the $16.25 million private placement closed on November 24, 2004, the Company has signed significant long-term access agreements to provide services to the Fort Ord, La Mesa Village and Fort Belvoir military family communities. The Company has also recently entered into an agreement with DIRECTV, Inc. to deploy a new satellite video program developed specifically for the multi-dwelling unit market, the Bulk/Choice Advantage, which the Company believes will dramatically increase penetration rates in multi-family properties and will also significantly increase its revenues from high-speed Internet services as the Company bundles high-speed with the Bulk/Choice Advantage program and is offered in the growing backlog of bulk and exclusive properties. In addition, the Company will be evaluating other acquisitions and other technologies, such as VoIP, during the year as well as evaluating its move to a recognized market exchange.

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

(a)        Revenue recognition with respect to initial service or connection:

New subscriber activation subsidies from the satellite programming provider, prior to September 29, 2003, are recognized as revenue on a straight-line basis over the estimated average period that a customer will remain a subscriber to a maximum of four years. The expected customer relationship is estimated based on the historical relationship with similar type customers. Any significant variations to these historical relationships would cause an increase or decrease in the expected term of the customer relationship, which would have a converse effect on the amount of revenue recognized.

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

(c)         Fair value of equity instruments:

We account for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Options issued to Employees”. We estimate the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black Scholes model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and common stock using the market value of our stock. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we have used the following assumptions in the years ended September 30, 2004 and 2003:

	2004	2003
Expected volatility	68%	127%
Risk-free interest rate	4.00%	4.75%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

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

(d)        Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2004.

(e)         Valuation of long-lived assets:

We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2004, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Net Loss.    As a result of the discussion below, we reported a net loss of $7,666,600 for the year ended September 30, 2004 compared to a net loss of $2,117,707 for the year ended September 30, 2003.

Revenues.    Revenue for the year ended September 30, 2004 of $4,490,235 increased 9% from September 30, 2003 revenue of $4,124,394. Revenue for the years ended September 30, 2004 and 2003 was comprised of:

	2004	2003
Private cable	37%	32%
Programming revenue	51%	54%
Internet access fees	8%	10%
Wiring, equipment and other sales	4%	4%

The revenue increase is attributable to the increase in number of subscribers over the prior year due to (i) organic growth in subscribers, and (ii) the acquisition of the subscribers of Direct Satellite, Inc. (“DSI”) during the year increased our revenue $374,601 (See Note 8). We expect an increase in revenues as our subscriber growth continues.

Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections and costs relating to installation services and are 31% of revenue for the year ended September 30, 2004 compared to 26% for the same period in the prior year. Direct costs increased to $1,391,464 as of September 30, 2004 from $1,060,198 in the year ended September 30, 2003. This increase was primarily due to a shift in product mix during the year. We anticipate direct costs will increase proportionally with planned growth during 2005.

Sales Expenses.    Sales expenses consist mainly of salaries, commissions, marketing materials, trade shows, advertising and promotion. Sales expenses increased to $884,523 as of September 30, 2004 from $353,980 in the year ended September 30, 2003.   The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues.  However, we anticipate there will be economies of scale and that the sales expense as a percent of revenue in 2005 should decline.

Customer Service Expenses.    Customer service expenses consist mainly of call center and customer technical services. Customer service expenses were $1,268,694 for the year ended September 30, 2004 compared to $1,075,255 for the year ended September 30, 2003. This increase is primarily the result of positioning the Company to continue to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth during 2005. As with the sales expense, certain expenses are fixed and as a result, the customer service expense as a percent of revenue is expected to decline.

General and Administrative Expenses.    General and administrative expenses increased to $4,286,567 in 2004 from $2,278,818 in the year ended September 30, 2003. The increase is primarily the result of noncash charges of $2,729,741 in 2004 compared to noncash charges of $835,168 in 2003. The noncash charges are attributable to $1,527,147 for the effects of variable accounting for stock options, $757,815 for the amortization of unearned compensation related to the fair value of options and warrants issued for services, $313,040 for the issuance of options and warrants in exchange for services and a provision for doubtful accounts of $131,739. Excluding these noncash charges, general and administrative expenses were $1,556,826, an increase of 8% from September 30, 2003, primarily the result of increased professional fees. We do expect general and administrative expense to increase in 2005 as a result of, subscriber growth, the addition of an executive(s) and costs related to efforts to be Sarbanes-Oxley compliant by the end of fiscal 2005.

Other Income. There was a gain on sale of customers of $869,259 in 2003 and no such gain in 2004.

Other Non-Cash Charges.    Interest expense for the year ended September 30, 2004 was $2,755,115 compared to interest expense for September 30, 2003 of $998,659. Of these amounts, $2,735,796 and $914,779 were respectively non-cash interest expense items related to amortization of the fair value of warrants and the beneficial conversion feature related to the issuance of convertible notes issued during the year ended September 30, 2003.

Settlement of Liabilities .    During the years ended September 30, 2004 and 2003, we settled certain outstanding trade payables and recognized a gain of $33,840 and $175,011, respectively. During the year ended September 30, 2003, we incurred noncash charges in the amount of $174,472 relating to the conversions of promissory notes into common stock, with no similar charges being incurred during the year ended September 30, 2004.

OUTLOOK

The Company has incurred operating losses since inception. However, with consolidated operations in the most profitable U.S. markets, expansion into the military segment and efforts to position the Company to increase its subscriber base, the Company expects to be EBITDA positive in fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2004 and 2003, we recorded a net loss of $7,666,600 and $2,117,707, respectively. We had negative cash flows from operating activities of $703,162 during the year ended September 30, 2004, and we had positive cash flows from operating activities of $663,123 during the year ended September 30, 2003. At September 30, 2004, we had an accumulated deficit of $24,990,326.

Due to the Company’s increased cash position as of the year ended September 30, 2004, primarily from the private placements and the exercise of warrants and options, as well as, the private placement in November 2004, the Company believes that it has adequate financial resources at least through September 30, 2005 and therefore believes there is no longer substantial doubt about the entity’s ability to continue as a going concern.

On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,400 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of $15,045,445.

The following table displays payments for our contractual obligations outstanding at September 30, 2004:

	Total	Less than one year	Greater than one year
Capital Lease Obligations	$107,895	$58,280	$49,615
Operating Lease Obligations	100,762	100,762	115,762
Total	$208,657	$159,042	$165,377

Cash Position.    At September 30, 2004, we had cash and cash equivalents of $4,705,722 compared to $507,775 at September 30, 2003. The increase in our cash position was primarily due to the net proceeds of the November and May equity private placements.

Operating Activities.    Our operations used net cash of $703,162 during the year ended September 30, 2004, including an $86,300 decrease in our accounts payable and accrued liabilities during the period. Additionally, during the year ended September 30, 2004, the net increase in accounts receivable, before the addition of $102,821 in accounts receivable purchased from PCM, was $487,499.  Our net loss of $7,666,600 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, charges to interest expense for amortization of deferred finance costs, debt discount and other non-cash charges associated with stock options and warrants of $7,085,701.

Investing Activities.   During the year ended September 30, 2004, we purchased $2,132,351 of equipment relating to subscriber additions during the period and paid $319,232 for the acquisition of new subscribers. Additionally, on June 1, 2004, the Company purchased $819,159 in equipment and $1,695,841 for the acquisition of subscribers from DSI for a total of $2.5 million. DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in fifteen “Class A” multi-family properties.

On September 20, 2004, the Company purchased $102,821 in accounts receivable, $779,121 in equipment and $611,249 for the acquisition of subscribers from PCM for a total of $1.5 million and increased the Company’s presence in the Southeast United States. PCM was primarily a private cable provider serving approximately 3,200 subscribers in eleven multi-dwelling properties.

Settlement of Accounts Payable .    During the year ended September 30, 2004, we settled certain outstanding trade payables for a gain of $33,840. Additionally, the Company issued 100,000 shares of common stock with a fair value of $230,000 to SCO Financial Group LLC to pay an account payable and settle litigation therefrom.

Financing Activities.  During the year ended September 30, 2004, certain of the financing activity were non-cash items and did not utilize cash. We used $91,721 for the repayment of certain notes payable.  In addition, we, (i) issued 78,314 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $25,844, (ii) issued 103,353 shares of common stock for accrued salaries of $79,134, (iii) issued 40,135 shares of common stock with a fair value of $28,094 as settlement of a trade accounts payable, (iv) converted one trade account payable in the total amount of $19,367 into a short term note payable, (v) issued 7,997,067 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $2,586,326, (vi) issued 1,091,069 common shares upon the exercise of options, which resulted in net proceeds to the Company of $606,100, and  (vii) Warrants to purchase 950,000 common shares were exercised pursuant to cashless provisions with 821,971 shares being issued and 128,029 warrants cancelled in exchange for the exercise price.

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

On May 20, 2004, the Company began offering up to 1,314,532 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of two common shares and one three-year warrant to purchase common shares. The price of the common shares and the exercise price of warrants to purchase common shares were set as of the offering date at $2.10 and $2.46 per share, respectively. On May 27, 2004, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum. The placement was made up of 1,314,532 units with each consisting of two common shares and one three-year warrant to purchase common shares at an exercise price of $2.46 per share. The Company received net proceeds of $5,049,614 and issued all 2,629,064 common shares at $2.10 per share, and 1,314,532 warrants to purchase common shares.

Working Capital   As at September 30, 2004, we had working capital of $3,910,911, compared to a working capital deficiency of $424,912 as at September 30, 2003. As a result of the re-classing of certain deferred revenue into current liabilities, the working capital amount changed from the deficiency of $51,399 previously reported for the year ended September 30, 2003.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our satellite television viewing systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Capital Requirements.    We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs for at least through September 30, 2005. However, this is a capital-intensive business and continued growth is dependent partially on raising additional financing. There is no assurance that we will be successful in any of these initiatives.

Other Subsequent Events. On November 18, 2004, the Company and PDI Communications Inc. executed an agreement to the termination of the Memorandum of Understanding for a Strategic Partnership (“Agreement”) executed on February 12, 2004. As final compensation, PDI will (i) return to MDU for cancellation the original stock certificate representing 250,000 shares of common stock, (ii) return to the Company for cancellation the original warrant agreement representing 250,000 shares of common stock exercisable at $1.84 per share, and (iii) execute a standard release for any and all causes of actions under the Agreement. In return, the Company shall (i) re-issue to PDI a stock certificate for 50,000 registered shares of common stock, and (ii) agree that PDI shall remain the Company’s preferred equipment provider for a period of one (1) year.

 On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,400 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of $15,045,445.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 9, 2004

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Balance Sheets September 30, 2004 and 2003

	September 30,	September 30,
	2004	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,705,722	$507,775
Accounts receivable- trade, net of allowance of $76,319 and $72,605	938,652	348,332
Prepaid expenses and deposits	98,834	463,314
TOTAL CURRENT ASSETS	5,743,208	1,319,421

Telecommunications equipment inventory	325,218	255,878
Property and equipment, net of accumulated depreciation of $2,771,311 and $1,633,234	6,401,833	3,736,680
Intangible assets, net of accumulated amortization of $1,407,621 and $925,534	3,226,217	1,081,982
TOTAL ASSETS	$15,696,476	$6,393,961

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT LIABILTIES
Accounts payable	$609,115	$489,275
Other accrued liabilities	548,907	700,171
Current portion of notes payable, net of debt discount of $14,645		86,653
Current portion of deferred revenue	615,995	373,513
Current portion of capital lease obligations	58,280	94,721
TOTAL CURRENT LIABILITIES	1,832,297	1,744,333

Deferred revenue, net of current portion	43,700	206,428
Capital lease obligations, net of current portion	49,615	—
TOTAL LIABILITIES	1,925,612	1,950,761
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 and 50,000,000 shares authorized, 42,672,671 and 27,751,479 shares issued and outstanding	42,673	27,750
Additional paid-in capital	40,848,361	21,822,509
Unearned compensation	(2,129,844)	(83,333)
Accumulated deficit	(24,990,326)	(17,323,726)
TOTAL STOCKHOLDERS’ EQUITY	13,770,864	4,443,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,696,476	$6,393,961

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Operations Years Ended September 30, 2004 and 2003

	2004	2003
		(restated)
REVENUE	$4,490,235	$4,124,394

OPERATING EXPENSES
Direct costs	1,391,464	1,060,198
Sales expenses	884,523	353,980
Customer service expenses	1,268,694	1,075,255
General and administrative expenses
(including non-cash charges of $2,729,741 and $835,168 )	4,286,567	2,278,818
Depreciation and amortization	1,620,164	1,264,792
TOTALS	9,451,412	6,033,043

OPERATING LOSS	(4,961,177)	(1,908,649)

Other income (expense)
Gain on sale of customers	—	869,259
Gain on settlement of accounts payable	33,840	175,011
Loss on extinguishment of notes	—	(174,472)
Interest income	48,033	4,746
Interest expense (including non-cash interest charges of
$2,735,796 and $914,779 )	(2,755,115)	(998,659)
Minority interest	—	(84,943)
Other	(32,181)	—
NET LOSS	$(7,666,600)	$(2,117,707)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,607,929	22,788,924

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Condensed Consolidated Statements of Stockholders’ Equity Years Ended September 30, 2004 and 2003

	Common stock		Additional	Unearned	Accumulated
	Shares	Amount	paid-in capital	compensation	deficit	Total
Balance, October 1, 2002	19,539,136	$19,539	$18,506,291		$(15,206,019)	$3,319,811
Conversion of notes payable and accrued interest	3,447,506	3,447	1,165,545			1,168,992
Issuance of common stock for accrued compensation	944,559	945	197,896			198,841
Issuance of common stock as partial settlement of accounts payable	140,000	140	26,460			26,600
Issuance of warrants in connection with issuance of notes payable			89,550			89,550
Issuance of warrants in connection with extinguishment of notes payable			174,472			174,472
Issuance of common stock through private placement	3,300,000	3,300	660,637			663,937
Effect of variable accounting for options			714,130			714,130
Issuance of common stock for warrants exercised	94,653	93	8,507			8,600
Issuance of common stock for options exercised	285,625	286	131,771			132,057
Issuance of options and warrants in exchange for services			147,250	(147,250)		-
Amortization of unearned compensation				63,917		63,917
Net loss					(2,117,707)	(2,117,707)
Balance, September 30, 2003	27,751,479	27,750	21,822,509	(83,333)	(17,323,726)	4,443,200
Conversion of notes payable and accrued interest	78,314	79	25,765			25,844
Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094
Issuance of common stock for accrued compensation	103,353	103	79,031			79,134
Issuance of common stock for compensation	182,190	182	413,284	(405,626)		7,840
Issuance of common stock for services	100,000	100	229,900			230,000
Issuance of common stock and warrants in connection with private placement	4,829,064	4,829	8,344,785			8,349,614
Issuance of common stock for warrants exercised, including effects of cashless exercises	7,997,067	7,998	5,299,477			5,307,475
Issuance of common stock for options exercised, including effects of cashless exercises	1,091,069	1,092	605,009			606,101
Effect of variable accounting for options			1,527,147			1,527,147
Issuance of common stock, options and warrants in exchange for services	500,000	500	2,473,400	(2,398,700)		75,200
Amortization of unearned compensation				757,815		757,815
Net loss					(7,666,600)	(7,666,600)
Balance, September 30, 2004	42,672,671	$42,673	$40,848,361	$(2,129,844)	$(24,990,326)	$13,770,864

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Cash Flows Years ended September 30, 2004 and 2003

	For the year ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(7,666,600)	$(2,117,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	131,739	57,121
Depreciation and amortization	1,620,164	1,264,792
Amortization of unearned compensation	757,815	63,917
Effect of variable accounting for stock options	1,527,147	714,130
Issuance of common stock, options and warrants in exchange of services	313,040	—
Charge to common stock, interest expense for amortization of deferred finance costs and debt discount	14,645	914,779
Charge to interest expense from cashless exercise of warrants	2,721,151	—
Minority interest	—	84,943
Gain on settlement of accounts payable	(33,840)	(175,011)
Loss on extinguishment of notes payable	—	174,472
Gain on sale of customers	—	(869,259)
Changes in operating assets and liabilities:
Accounts receivable	(618,957)	635,240
Prepaid expenses and deposits	364,480	18,336
Accounts payable	157,866	(15,943)
Other accrued liabilities	(71,566)	242,067
Deferred revenue	79,754	(328,754)
Net cash provided by (used in) operating activities	(703,162)	663,123
INVESTING ACTIVITIES
Purchase of property and equipment	(2,132,351)	(1,465,853)
Proceed from sale of customers and property and equipment	—	1,443,522
Acquisition of other assets	(319,232)	—
Acquisition of Direct Satellite, Inc.	(2,515,000)	—
Acquisition of PCM, Inc.	(1,455,691)	—
Contributions to joint venture	—	(73,589)
Distributions from joint venture	—	27,300
Purchase of remaining interest in joint venture	—	(319,625)
Net cash used in investing activities	(6,422,274)	(388,245)
FINANCING ACTIVITIES
Payments of notes payable	(91,721)	(793,045)
Proceeds from issuance of notes payable	—	250,000
Proceeds from private placements of common stock and warrants	8,349,614	663,937
Proceeds from options exercised	606,100	132,057
Proceeds from warrants exercised	2,586,328	8,600
Payments of capital lease obligations	(126,938)	(127,929)
Net cash provided by financing activities	11,323,383	133,620
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,197,947	408,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	507,775	99,277
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,705,722	$507,775

25

	2004	2003

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 78,314 and 3,447,506 shares of
common stock	$25,844	$1,168,992

Issuance of 103,353 and 944,559 shares of common stock for accrued compensation	$79,134	$198,841

Issuance of 40,135 and 140,000 shares of common stock as settlement of accounts
payable	$28,094	$26,600

Issuance of 1,807,450 and 74,653 shares of common stock for cashless
exercises	$2,721,151	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$19,319	$83,880

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

(a) Use of Estimates

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, MDU Communications Inc., MDU Communications (USA) Inc. and Avalon Digital Joint Venture (the “Joint Venture”). All inter-company balances and transactions are eliminated.

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

(d) Investment in Joint Venture

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of the beginning of the year ended September 30, 2003 pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002 instead of an investment accounted for pursuant to the equity method. The accompanying consolidated financial statements for the year ended September 30, 2003 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets acquired as of October 1, 2002 which increased/(decreased) the consolidated balance sheet as of that date as follows:

Cash and cash equivalents	$15,672
Accounts receivable, net	285,637
Property and equipment, net	751,762
Investment in joint venture	(311,466)
Total	$741,605
Accounts payable	$282,184
Other accrued liabilities	20,243
Deferred revenue	127,596
Minority interest	311,582
Total	$741,605

(e) Intangible Assets

Intangible assets consist of acquired building access agreements and subscriber lists and are being amortized on the straight-line basis over five years.

(f) Long-lived Assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses were identified by the Company for the years ended September 30, 2004 and 2003.

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

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. The new agreement contains several material contractual changes from the previous agreement that significantly affect how the Company accounts for this revenue. First, the upfront activation commission that the Company receives from DIRECTV for each new subscriber will now be paid to the Company based on “gross” subscriber additions instead of “net” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. Second, due to this change, the commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period. Because after twelve months no portion of the commission can be “charged back,” as of October 1, 2003, the Company began recognizing this revenue over one year instead of the four year period used prior to the new agreement.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

(h) Loss Per Common Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, and the conversion of promissory notes, were issued during the period and other related adjustments were made.

For the year ended September 30, 2004 and 2003, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of September 30, 2004, the Company had options and warrants that were exercisable (or potentially exercisable) into 6,765,654 shares of common stock (4,226,348 from warrants and 2,539,306 from options). There were 12,360,677 potentially dilutive common shares (9,467,363 from warrants; 2,815,000 from options; 78,314 from convertible notes) as of September 30, 2003.

(i) Foreign Exchange

Effective September 30, 2001, the Company adopted the United States dollar as its functional and reporting currency since a majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Previously, the Company’s functional and reporting currency was Canadian dollars. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2004 and 2003 and cumulative translation gains and losses as of September 30, 2004 and 2003 were not material.

(j) Stock-Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation,”(“SFAS 123”) the Company has accounted for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and has made the pro forma disclosures required by SFAS 123 in Note 4. Under APB 25, compensation charges arise from those situations where options are granted to employees and directors at an exercise price lower than the quoted market price of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the related stock options.

For stock options with cashless exercise provisions and options that have been re-priced that are subject to variable plan accounting, the Company recognizes a charge or credit to compensation expense for the increase or decrease in the intrinsic value of the option in each period. The intrinsic value is represented by the excess of the market price of the Company’s stock over the exercise price of the option.

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

(l) Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable and capital lease obligations at September 30, 2004 and 2003 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

(m) Credit Concentration

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions.  At September 30, 2004, the Company has cash balances that exceed Federally insured limits in the amount of approximately $4,959,000. Accounts receivable from DIRECTV (see Note 6) at September 30, 2004 and 2003, respectively, represented 28% and 25% of total trade accounts receivable. Revenues realized from DIRECTV represented 24% and 18% of total revenues in the years ended September 30, 2004 and 2003, respectively. Management believes the Company has an adequate allowance for potential losses from such concentration.

(n) Income Taxes

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

(o) Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board and the Emerging Issues Task Force (the “EITF”) have issued certain accounting pronouncements as of September 30, 2004 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2004 and 2003, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

(p) Reclassifications

Certain prior year amounts have been reclassified to conform to the presentations in the consolidated financial statements as of and for the year ended September 30, 2004.

3.               NOTES PAYABLE

There were no notes payable outstanding as of September 30, 2004.

Notes payable under term loans and convertible promissory notes payable outstanding as of September 30, 2003 consisted of the following:

6.5% note under term loan due in installments through March 3, 2004(a)	$9,239
11% note under term loan due in installments through February 15, 2004(b)	8,521
9% note under term loan due in installments through October 10, 2003(c)	2,322
12% note under term loan due in installments through May 15, 2004(d)	39,541
9% note under term loan due in installments through September 30, 2004(e)	15,085
9% convertible notes due in installments through January 24, 2004, net of unamortized debt discount of $14,645(f)	10,355
9% note under term loan due in installments through October 1, 2003(g)	1,590
Total, net of unamortized debt discount of $14,645	$86,653

______________
(a)	On February 24, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $22,174. The note had a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 6.5%.

(b)	On February 20, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $21,724. The note had a term of one year with twelve equal monthly payments of principal and earned interest at a stated rate of 11%.

(c)	On January 10, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $23,215. The note had a term of ten months with ten equal monthly payments of principal and earned interest at a stated rate of 9%.

(d)	On May 15, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $59,311. The note had a term of twelve months with twelve equal monthly payments of principal and earned interest at a stated rate of 12%.

(e)	On September 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $30,165. The note had a term of two years with eight equal quarterly payments of principal and earned interest at a stated rate of 9%. The note was secured by certain assets and equipment.

(f)	On January 24, 2002, the Company entered into a Convertible Promissory Note and Loan Agreement with Roselink Investors, LLC (“Roselink”) for $100,000. The Promissory Note was for two years at a stated interest rate of 9%, with quarterly repayment of principal and earned interest. If the Company did not make the quarterly payment of principal and earned interest, it automatically converted to common stock at a conversion price of $0.33 per share. Because payments were not made, they automatically converted. A total of 78,314 and 166,825 common shares were issued for this obligation during the years ended September 30, 2004 and 2003, respectively.

(g)	On August 8, 2003, the Company entered into a Term Loan and Promissory Note Agreement with a consultant for $4,770. The note had a term of three months with three equal monthly payments of principal and earned interest at a stated rate of 9%.

On December 30, 2002, the Company entered into a Term Loan and Promissory Note Agreement with a supplier for $55,000 on an outstanding invoice of $95,000. As additional consideration, the Company issued 140,000 shares of common stock with a fair value of $26,600. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued warrants to purchase 40,000 shares of common stock at $.33 per share through May 28, 2006. Such warrants had a fair value of $10,800 using a Black-Scholes option pricing model  which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

On February 28, 2003, the Company entered into a Term Loan and Promissory Note Agreement for $125,000. The note had an original term of 90 days with interest at a stated rate of 16%. In connection therewith, warrants to purchase 25,000 shares of common stock at an exercise price of $.33 per share through February 28, 2006 were issued. Such warrants had a fair value of $5,500 using a Black-Scholes option pricing model which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital.  On May 28, 2003, the Company renegotiated and extended the term to 180 days and as additional compensation, issued warrants to purchase 25,000 shares of common stock at $0.33 per share through May 28, 2006. Such warrants had a fair value of  $6,750 using a Black-Scholes option pricing model which was initially recorded as a debt discount with an offsetting increase to additional paid-in capital. As of September 30, 2003, all payments of principal and interest had been made and the Company had no further obligation under the terms of the note.

4.               SHARE CAPITAL

Preferred Shares:

As of September 30, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of September 30, 2004.

Common Shares (unearned compensation):

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of common stock to each of PDI Communications Inc. (“PDI”) and B.A.A.M., LLC pursuant to an agreement executed on February 12, 2004 for future assistance over the next three years in establishing the Company's presence in the Southeast multi-dwelling unit market (see Note 15). The market value of the shares was $1,100,000 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The fair value of the shares of common stock is being amortized to expense over three years.

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

Stock Option Plans:

(a)           Suppliers’ Stock Option Plan (“Suppliers’ Plan”):

On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company will be granted options on completion of specified activities. Under the terms of the Suppliers’ Plan, eligible suppliers can earn options to purchase an aggregate of 250,000 common shares of the Company. As of September 30, 2003, all 250,000 options had been granted.  During the year ended September 30, 2003, the Board repriced 75,000 of the supplier options from $1.50 per share to $0.33 per share. As a result of such repricing, the Company is subject to variable accounting for such options and, accordingly has recognized a non-cash charge (credit) of $118,750 and ($500) during the years ended September 30, 2004 and 2003 respectively, based on changes in the fair value of the options subsequent to the date of repricing. As of September 30, 2004, there remain 76,115 options outstanding under the Suppliers’ Plan.

(b)           Employee Stock Option Plans (“Employee Plans”):

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

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.  During the year ended September 30, 2003, the Board of Directors approved the repricing of certain options previously granted to directors, officers, employees and consultants from $0.60 per share to $0.33 per share.  As of September 30, 2003, a total of 1,925,624 of the 2,565,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $0.33 per share.  As a result of such repricing, the Company is subject to variable-plan accounting for such options and, accordingly, it recognized non-cash charges for compensation expense of $1,408,397 and $714,630 during the years ended September 30, 2004 and 2003, respectively, based on the net increases in the market value of the options subsequent to the respective dates of repricing.

On December 5, 2003, the Board of Directors of the Company granted a total of 135,000 options pursuant to the 2001 Option Plan to employees. These options have a five-year term and an exercise price of $1.35 per share (market price as of that date). On December 17, 2003, the Board of Directors of the Company granted certain independent Board member additional options as compensation for sitting on the Board for the next two years. Douglas Hooper and J.E. “Ted” Boyle each received 100,000 fully vested options at an exercise price of $1.28 per share, exercisable for five years. On June 4, 2004, the Board of Directors granted a total of 245,000 options pursuant to the 2001 Option Plan to employees.  These options have a five-year term and an exercise price ranging from $2.05 to $2.29 per share. On August 6, 2004, the Board of Directors granted a total of 141,000 options pursuant to the 2001 Option Plan to employees.  These options have a five-year term and an exercise price of $2.20 per share.

On August 5, 2004, the stockholders voted at the Annual General Meeting to increase the number of shares available under the 2001 Option Plan from 4.0 million to 5.6 million.

The Company accounts for its stock-based employee compensation plans under the intrinsic value method per APB 25 whereby compensation cost is initially recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. In addition, the Company is also required to record compensation charges and credits for stock options subject to variable plan accounting.

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

	Years ended September 30,
	2004	2003
Net loss as reported	$(7,666,600)	$(2,117,707)
Add: stock-based employee compensation expense included in net loss, net of related tax effects	1,408,397	714,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(385,320)	(135,892)
Pro forma net loss	$(6,643,523)	$(1,538,969)
Basic and diluted net loss per share:
As reported	$(0.20)	$(0.09)
Pro forma	$(0.18)	$(0.07)

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

(d)  Other Stock Option Activity:

The Employees’ Plans were initially authorized to issue a total of 4,000,000 shares and the Suppliers’ Plan was authorized to issue a total of 250,000 shares. The following table summarizes all of the Company’s stock option activity during the years ended September 30, 2004 and 2003:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Avg. Exercise Price Per Share
Outstanding at Sept. 30, 2002	1,302,250	2,822,750	125,000	$0.68
Granted (weighted average fair value of $0.34 per share)	(390,000)	390,000	—	$0.33
Cancelled (A)	2,000,624	(2,000,624)		0.83
Granted (A)	(2,000,624)	2,000,624		0.36
Expired	112,125	(112,125)		0.60
Exercised (C)	—	(285,625)	285,625	$0.46
Outstanding at Sept. 30, 2003	1,024,375	2,815,000	410,625	$0.44
Granted (weighted average fair value of $1.70 per share) (B)	(821,000)	821,000	—	$1.62
Expired	5,625	(5,625)		0.33
Exercised (C)	—	(1,091,069)	1,091,069	$0.56
Increase in available shares	1,600,000	--
Outstanding at Sept. 30, 2004 (D)	1,809,000	2,539,306	1,501,694	$0.77
_______________

(A) - Includes options to purchase 1,769,624 shares of common stock that were re-priced from an exercise price of $0.60 per share to an exercise price of $0.33 per share; options to purchase 206,000 shares that were re-priced from an exercise price of $2.50 to an exercise price of $0.60 per share; and options to purchase 25,000 shares of common stock that were re-priced from an exercise price of $1.50 per share to an exercise price of $0.33 per share.

(B) - The intrinsic value of these options, which were granted to directors and employees, of $288,700 was initially charged to unearned compensation with a corresponding increase in additional paid-in capital. The intrinsic  value will be amortized to expense over the respective periods of service.

(C) - The Company received cash payments of $606,100 and $132,057 for the years ended September 30, 2004 and 2003, respectively, upon the exercise of these options.

(D) - As discussed above, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the years ended September 30, 2004 and 2003, the Company recognized charges to general and administrative expenses of $1,527,147 and $714,130, respectively, for the increase in market price per share of the Company’s common stock.

As at September 30, 2004, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted- Average Remaining Contractual Life (years)
$0.33	1,552,191	1,351,356	1.66
0.60	150,000	150,000.33
0.65	100,000	50,000	4.25
1.28	325,000	222,917	4.25
1.75	12,375	12,375.50
2.00	13,740	13,740.50
2.05	145,000	12,083	4.75
2.20	141,000	-0-	4.92
2.29	100,000	8,333	4.77
Total	2,539,306	1,820,804

Warrants Issued:

During the years ended September 30, 2004 and 2003, the Company issued warrants to purchase 3,085,985 and 5,287,363 shares of common stock at a weighted average exercise price of $2.08 and $0.33 per share, respectively.

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2004 and 2003:

	Number of Warrants Outstanding	Weighted Avg. Exercise Price Per Share ($)
Outstanding at September 30, 2002	4,577,500	0.42
Granted (B)	5,287,363	0.33
Expired	(165,000)	1.00
Cancelled (A)	(137,847)	.43
Exercised (A)	(94,653)	0.43
Outstanding at September 30, 2003	9,467,363	0.37
Granted (C)	3,085,985	2.08
Cancelled (D)	(329,933)	0.33
Exercised (D)	(7,997,067)	0.40
Outstanding at September 30, 2004	4,226,348	1.57
____________________
(A)	Certain of the warrants issued to investors contain cashless exercise provisions. During the year ended September 30, 2003, certain investors exercised warrants to purchase 232,500 shares of common stock pursuant to the cashless provision, therefore warrants to purchase 137,847 shares were canceled as payment for the exercise price of the 94,653 shares issued. As the fair value of the warrants at the date of grant exceeded the fair value of the shares issued upon exercise, no additional compensation was recorded in the accompanying consolidated financial statements.

(B)	The Company granted the following warrants during the year ended September 30, 2003:

Warrant Holder	Number of Warrants	Exercise Price ($)	Expiry Date
William Begley (1)	200,000	0.25	11/26/05
Lloyd Berhoff (1)	150,000	0.25	11/26/05
Steve Mazur (1)	25,000	0.33	2/28/06
David Lyall (1)	40,000	0.33	5/28/06
Steve Mazur (1)	25,000	0.33	5/28/06
Steve Mazur (2)	250,000	0.33	6/10/08
MH Holdings (2)	250,000	0.33	6/10/08
June 30, 2003 Private Placement Warrant Holders (3)	3,900,000	0.33	6/24/08
William Begley (1)	254,110	0.40	7/23/08
Lloyd Berhoff (1)	193,253	0.40	7/23/08

34

____________________
(1) These warrants were issued in connection with notes payable.
(2) These warrants were issued pursuant to consulting agreements.  The fair value of such warrants of $125,000 as determined using a Black-Scholes option pricing model was initially charged to unearned compensation with an offsetting credit to additional paid-in capital.
(3) See description of private placement below.
____________________
(C)	In connection with the November 24, 2003 private placement described below, the Company issued warrants to purchase 1,100,001 shares of common stock at an exercise price of $1.75 per share that expire on November 24, 2006.

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

In connection with the May 27, 2004 private placement described below, the Company issued warrants to purchase 1,314,532 shares of common stock at an exercise price of $2.46 per share that expire on May 27, 2007. In addition, the Company issued similar warrants to purchase 131,452 shares of common stock to the placement agent as partial consideration for the placement fee.

(D)	During the year ended September 30, 2004, certain investors exercised warrants to purchase 2,072,117 shares of common stock with an exercise price of $0.33 per share, 4,017,500 shares of common stock with an exercise price of $0.43 per share, and 100,000 shares of common stock with an exercise price of $1.75 per share, and as a result, the Company received cash proceeds of $2,586,328.

Certain of the warrants issued to investors contain cashless exercise provisions. During the year ended September 30, 2004, certain investors exercised warrants to purchase 1,987,383 shares of common stock with an exercise price of $0.33 per share and 150,000 shares of common stock with an exercise price of $0.31 per share. Pursuant to the cashless provisions, warrants to purchase 329,933 shares were canceled as payment for the exercise price based on agreements with the investors and 1,807,450 shares were issued. In addition, the excess of the fair value of the shares issued at the date of exercise over the fair value of the warrants at the date of grant of $2,721,151 was recorded as a charge to interest expense.

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of the warrants issued in connection with the issuances of notes payable, the fair value of the options issued to employees used in connection with the computation of pro forma net loss and loss per common share and the fair value of the options and warrants issued to non-employees in exchange for consulting, marketing and financial services were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions used for 2004 and 2003:

35

	2004	2003
Expected volatility	68%	127%
Risk-free interest rate	4.00%	4.75%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Director’s approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000.

The maximum number of shares of Company common stock reserved under the Purchase Plan was originally 2,000,000 shares. On August 5, 2004, the stockholders voted to increase the number of shares available under the Purchase Plan to 2,800,000 shares. The Purchase Plan shall terminate in five years or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the administrator. The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower.

During the years ended September 30, 2004 and 2003, the Company issued 42,703 and 424,875 shares respectively, to employees under the Purchase Plan. The aggregate purchase price for those shares of $41,531 and $83,976, respectively, was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries or severance. Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

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

The Company issued 40,135 shares of common stock during the year ended September 30, 2004 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $33,840. The Company also issued 100,000 shares with a fair value of $229,900 to SCO Financial Group, LLC as settlement of an account payable and resulting litigation therefrom.

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

On May 27, 2004, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum. The placement was made up of 1,314,532 units with each unit consisting of two common shares and one three-year warrant to purchase common shares at an exercise price of $2.46 per share. The Company received net proceeds of $5,049,584 and issued 2,629,064 common shares at effectively $2.10 per share, and 1,314,532 warrants to purchase common shares.

5.               COMMITMENTS AND CONTINGENCIES

(a)          Litigation

The Company had previously been named as a defendant in a lawsuit by Whistler Cable Television captioned Whistler Cable Television Ltd. vs. MDU Communications Inc., in British Columbia, Canada, claiming damages for conversion, the return of personal property, an injunction and costs. Although the case was still pending on September 30, 2004, it was subsequently settled on or about October 28, 2004 for $10,000 Canadian.

During the year ended September 30, 2004, the Company also settled, on July 12, 2004, previously reported litigation captioned SCO Financial Group LLC v. MDU Communications International, Inc. As settlement, MDU paid $33,000 in cash, issued them 100,000 shares. As a result, the Company recorded a total charge of $230,000 in connection with the settlement.

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

(c)          Operating Leases

The Company is required to make future minimum rental payments of $100,762 during the year ending September 30, 2005 under a non-cancelable lease for its facilities. Rent expense under all operating leases amounted to $134,422 and $129,888, respectively, for the years ended September 2004 and 2003.

6.    STRATEGIC ALLIANCE WITH DIRECTV

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

7.    CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2007. During the year ended September 30, 2004, the Company entered into lease agreements for new equipment having a cost basis of $92,418.  In addition, the Company assumed capital leases for equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under capital leases as of September 30, 2004:

Year Ending September 30,	Amount
2005	$68,408
2006	43,007
2007	11,927
Total minimum lease payments	123,342
Less amount representing interest	15,447
Present value of net minimum lease payments	107,895
Less current portion	58,280
Long-term portion	$49,615

The net book value of equipment under capital leases as of September 30, 2004 was $193,240 and is included in property and equipment.

8.               ACQUISITIONS OF BUSINESSES, SUBSCRIBERS AND EQUIPMENT

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

Property and equipment	$819,159
Amortizable intangible assets	1,695,841

Total Acquisition Cost	$2,515,000

The intangible assets were attributable to the building access agreements and customer lists. The intangible assets acquired are being amortized over five years. The Company also entered into a consulting agreement with Cablecom/Spacelink for the development of the company’s presence in the area (see Note 3).

On September 20, 2004, the Company acquired PCM Acquisitions Corporation for $1,380,691 in cash plus $112,500 of closing costs. PCM was primarily a private cable operator serving approximately 3,200 subscribers. The acquisition included the accounts receivable and a pro-rated revenue and cost amount for the month of September 2004. Acquisition costs were allocated to the fair value of the net assets assumed as set forth below:

Accounts receivable	$102,821
Property and equipment	779,121
Amortizable intangible assets	611,249
Total	$1,493,191

The intangible assets were attributable to the building access agreements and customer lists. The intangible assets acquired are being amortized over five years.

The following table presents the unaudited pro forma results of operations for informational purposes for the years ended September 30, 2004 and 2003, assuming that the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2003:

	2004	2003
Total Revenue	$5,716,785	$5,818,007
Net loss	(7,547,453)	(2,200,972)
Net loss per common share	$(0.20)	$(0.10)

The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

9.               INVESTMENT IN AND TRANSACTIONS WITH AVALONBAY JOINT VENTURE

As part of an acquisition on April 30, 2001, the Company acquired a 50% interest in a joint venture agreement with AvalonBay Cable I, Inc. (the “Joint Venture”), an affiliate of AvalonBay Communities, Inc., for the purpose of managing, owning and otherwise operating systems and equipment to provide digital satellite television services to certain of AvalonBay’s residential communities. The Company’s 50% investment in the Joint Venture had been accounted for pursuant to the equity method and, accordingly, the Company’s proportionate interest in the net earnings of the Joint Venture has been reflected separately in the Company’s consolidated statement of operations through June 30, 2003.

During the fourth quarter of the year ended September 30, 2003, the percentage of the Company’s ownership interest in the Joint Venture increased from 50% to 100%.  The acquisition of the controlling interest was accounted for retroactively as of October 1, 2002, the beginning of the year ended September 30, 2003, pursuant to the purchase method and, accordingly, the Joint Venture became a consolidated subsidiary of the Company effective October 1, 2002. The accompanying consolidated financial statements for the year ended September 30, 2003 have been retroactively restated for the effects of the allocation of the purchase price of approximately $320,000 to the fair value of the net assets as of October 1, 2002 which increased/(decreased) the consolidated balance sheet as of that date as follows:

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

10.               PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2004	2003
Telecommunications equipment, installed	$8,624,653	$4,875,749
Computer equipment	396,540	339,732
Furniture and fixtures	127,017	105,412
Vehicles	24,954	24,954
	9,173,164	5,345,847
Less: Accumulated depreciation	(2,771,331)	(1,609,167)
	$6,401,833	$3,736,680

Depreciation expense amounted to $1,138,077 and $845,656 for the years ended September 30, 2004 and 2003, respectively.

11.        INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2004	2003
Building access agreements and subscriber lists	$4,633,838	$2,007,516
Less: Accumulated amortization	(1,407,621)	(925,534)
	$3,226,217	$1,081,982

Amortization expense amounted to $482,087 and $419,136 for the years ended September 30, 2004 and 2003, respectively. Amortization of intangibles in years subsequent to September 30, 2004 is as follows:

Year	Amortization Amount
2005	$860,676
2006	856,036
2007	597,714
2008	520,960
2009	390,831

12.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	2004	2003

Accrued costs and expenses	$348,111	$89,490
Accrued liabilities to former joint venture partner	—	533,952
Other	200,796	76,729
Totals	$548,907	$700,171

13.        INCOME TAXES

The Company had pre-tax losses but did not record any credits for Federal or other income taxes for the years ended September 30, 2004 and 2003. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2004 and 2003, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2004	2003
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$6,120,000	$3,866,000
Canada	3,244,000	3,199,000
Depreciation of property and equipment
Amortization of intangible assets	394,000	274,000
Other	334,000	63,000
Totals	10,092,000	7,402,000
Deferred tax liabilities—depreciation of property and equipment	(712,000)	(450,000)
Net deferred tax assets	9,380,000	6,952,000
Less valuation allowance	(9,380,000)	(6,952,000)
Totals	$—	$—

At September 30, 2004 and 2003, the Company had net operating loss carry forwards of approximately $15,301,000 and $9,666,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,129,000 and $7,030,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2004, the Federal tax loss carry forwards will expire from 2005 through 2024 and the Canadian tax loss carryforwards will expire from 2006 through 2010. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $2,428,000 and $1,121,000 in the years ended September 30, 2004 and 2003, respectively.

14.        SEGMENT AND RELATED INFORMATION

The Company operates in one industry segment. The Company’s operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings.

15.        SUBSEQUENT EVENTS

On November 18, 2004, MDU and PDI executed an agreement to the termination of the Memorandum of Understanding for a Strategic Partnership (“Agreement”) executed on February 12, 2004. As final compensation, PDI will (i) return to MDU for cancellation the original stock certificate representing 250,000 shares of common stock, (ii) return to the Company for cancellation the original warrant agreement representing 250,000 shares of common stock exercisable at $1.84 per share, and (iii) execute a standard release for any and all causes of actions under the Agreement. In return, the Company shall (i) re-issue to PDI a stock certificate for 50,000 registered shares of common stock, and (ii) agree that PDI shall remain the Company’s preferred equipment provider for a period of one year.

On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,400 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of approximately $15.0 million.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of such period, are effective in making known to him information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act on a timely basis.

(b) Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

Item 9.  Directors and Executive Officers

The following are the directors and executive officers of the Company:

Sheldon B. Nelson, 43, has served as President, Chief Executive Officer and Chairman of the Board of the Company since November 1998. From 1983 to 1998, he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed the Company into one of Canada’s largest private cable system operators. Mr. Nelson is a graduate of Gonzaga University, in Spokane, WA. He graduated from the School of Business Administration in 1983, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Douglas G. Hooper, 44, joined the Board of Directors in May 2000. He is currently an acquisitions and finance consultant, who has extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President and CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

John Edward “Ted” Boyle, 58, joined the Board of Directors in May of 2000. He is currently the President of the cable division of 180 Connect Inc., North America’s largest cable and satellite installation and service contractor. From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the cable television provider for Sri Lanka. From 1996 -1997, Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada’s first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). As the founding officer of Regional Cablesystems at Cancom, and later as Vice-President of Market Development at Regional, he led the licensing and construction or acquisition of over 1000 Canadian and American cable systems.

Edward L. Huguez, 46, joined the Board in October of 2003. He is currently executive vice president, Starz Entertainment Group. Starz is the largest provider of premium movie services with up to thirteen digital movie channels and more than 750 movies per month. Starz is a wholly owned subsidiary of Liberty Media Corporation (NYSE: L, LMCb). Prior to Starz, he was President and CEO of MidStream Technologies, a privately held company concentrating on Video on Demand and Network Digital Video Recording.  Prior to joining Midstream, he served as senior vice president at Akamai Technologies, the leading provider of global, high performance services for the delivery of interactive Internet content, streaming media and Internet applications.  He joined Akamai upon its $2.8 billion acquisition of INTERVU in April 2000.  As chief operating officer at INTERVU, Mr. Huguez helped drive the evolution of the company from a start up with about 30 employees and no revenue, to the market leader with 400 employees and more than 900 customers.  Before INTERVU, Mr. Huguez spent almost six years at DIRECTV, the nation’s leading digital satellite television service.  He joined DIRECTV in 1992 and was part of the senior executive team that launched the service in 1994.  He had two primary responsibilities while at DIRECTV; first, vice president of programming acquisition, then, after DIRECTV successfully launched its service and became the leading television satellite service, he was asked to lead DIRECTV’s newly formed New Media & Interactive Programming and Platforms Group, where he assumed the role of vice president and general manager. Mr. Huguez earned his MBA at UCLA and holds a bachelor’s degree in political science from Arizona State.

Patrick Cunningham, 37, has been Vice President of the Company since March 2000.  He has over fourteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media, LLC. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Michael Stanway, 39, joined MDU Communications in 2000 as Manager and then Director of MIS/IT Services. Mr. Stanway then assumed the position of Director of Operations and most recently holds the title of Vice President of Operations. Mr. Stanway has a post-secondary degree as a Network Specialist with Microsoft and Novell certifications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2004 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

Audit Committee

Our Board of Directors has established a separately designated, standing Audit Committee (as defined in and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the Audit Committee are Douglas Hooper and John E. Boyle.

Under the new rules of the SEC brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their Audit Committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that although the two members of the current audit committee are "independent" and have ability to understand financial reporting, they may not fully meet the description of "financial experts" as defined in the Regulation. The Board of Directors is evaluating qualified candidates to expand the Board at this time.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our officers (including our principal executive officer and our principal financial and accounting officer), management employees and directors.  A copy of our Code of Ethics will be provided without charge to any person who requests a copy by sending a written request to:

MDU Communications International, Inc.
60-D Commerce Way
Totowa, New Jersey 07512
Attn: Corporate Secretary

Item 10.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information as of September 30, 2004, regarding compensation paid during each of the Company’s last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the “named executive officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Compensation(2)	Securities Underlying Options (in shares, cumulative)
Sheldon B. Nelson,(1)	2004	$200,000	$30,000	$-0-	800,000
President and CEO	2003	$192,000	$50,000	$-0-	800,000
	2002	$181,723	$-0-	$-0-	800,000

Patrick Cunningham,(3)	2004	$160,000	$6,000	$6,000	350,000
Vice President of Marketing	2003	$160,000	$-0-	$6,000	300,000
	2002	$160,000	$-0-	$6,000	300,000

Michael Stanway (4)	2004	$105,600	$-0-	$-0-	225,000
Vice President of Operations

_________________
(1) Mr. Nelson became the President and Chief Executive Officer of the Company in November 1998. Mr. Nelson’s bonus for 2004 was a partial bonus for fiscal 2004 accrued as of September 30, 2004 and consisted of $30,000 in cash which was paid to him on November 1, 2004.

(2) Auto allowance.

(3) Mr. Cunningham joined the Company in March 2000 as Vice President.

(4) Mr. Stanway joined the Company in February of 2000 and became Vice President of Operations on October 1, 2003.

COMPENSATION OF DIRECTORS

Cash. Each director who is not an employee or full time consultant of the Company is paid $1,000 per month and an attendance fee of $1,000, plus out-of-pocket expenses, for each Board or committee meeting attended.

Stock. Prior to the fiscal year ended September 30, 2004, Messrs. Boyle and Hooper had each received a total of five-year, fully-vested options to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are at an exercise price of $0.33 per share.  During the fiscal year ended September 30, 2004, Messrs. Boyle and Hooper each received an additional five-year, fully-vested option to purchase 100,000 shares of common stock as additional compensation for two additional years of Board service. These options are at an exercise price of $1.28 per share.  Board member Edward Huguez was also granted a five-year, partially-vested option to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are currently priced at $0.65 per share.

DIRECTOR AND EXECUTIVE OPTIONS GRANTED IN FISCAL YEAR 2004

During the fiscal year ending September 30, 2004, stock options were granted to the following Directors and Executive Officers: (i) on November 21, 2003, new Board member Edward Huguez was granted 100,000 five year options under the 2001 Stock Option Plan at an exercise price of $0.65 per share, (ii) on December 17, 2003, Board members Douglas Hooper and Ted Boyle were each granted 100,000 five year options under the 2001 Stock Option Plan at an exercise price of $1.28 per share (based on 60 day trading average); (iii) on December 5, 2003, Vice President of Sales and Marketing Patrick Cunningham was granted 50,000 five year options under the 2001 Stock Option Plan at an exercise price of $1.35 per share (market price on that date). The Company granted no options to any other named executive officer and director during fiscal year ending September 30, 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of our outstanding stock as of September 30, 2004 by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company’s common stock; (ii) each of the Company’s directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of the Company’s executive officers and directors as a group.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Number(2)	Percent
Sheldon B. Nelson(3)	1,681,666	3.4%
Patrick Cunningham(4)	471,950	1.0%
Michael Stanway(5)	122,013	* %
J.E. (Ted) Boyle (6)	158,000	* %
Douglas G. Hooper (7)	190,000	* %
Edward Huguez (8)	100,000	* %
Fuller & Thaler, et. al. (9)	2,848,567	5.8%
SC Fundamental, et. al. (10)	2,810,000	5.8%
All executive officers, directors, beneficial owners as a group (8 persons)	8,382,196	17.2%

* less than 1%
___________________
(1) Unless otherwise indicated below, each stockholder had sole voting and sole investment power with respect to all shares beneficially owned.

(2) Includes common stock owned and currently exercisable options to purchase shares of common stock.

(3) Includes 981,666 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 55,000 held personally and 645,000 shares subject to options exercisable within 60 days.

(4) Includes 244,450 shares and 227,500 shares subject to options exercisable within 60 days.

(5) Includes 24,513 shares and 97,500 shares subject to options exercisable within 60 days.

(6) Includes 58,000 shares and 100,000 shares subject to options exercisable within 60 day.

(7) Includes 20,000 shares and 170,000 shares subject to options exercisable within 60 days.

(8) Included 100,000 shares subject to options exercisable within 60 days.

(9) Pursuant to 13G collective filing dated November 24, 2004.

(10) Pursuant to 13G collective filing dated January 14, 2004.

Item 12.  Certain Relationships and Related Transactions

There have been no such transactions during the past two fiscal years, other than transactions with the Joint Venture prior to October 1, 2002 when it becomes a 100% owned entity (see Note 9). Revenue for the year ended September 30, 2003 includes $280,818 from sales of receivers to Joint Venture and charges primarily for installation and management fees. The Company also receives certain payments from DIRECTV on behalf of the Joint Venture. The Company did not have any material net receivables from or payables to the Joint Venture at September 30, 2003.

Item 13.  Exhibits

INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
21.1	Subsidiaries of the Company (5)
31	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (5)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

___________
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3) Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4) Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5) Filed herewith

Item 14.  Principal Accountant Fees and Services

J.H. Cohn LLP has served as the Company’s Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ended September 30, 2004	Fiscal year ended September 30, 2003
Audit Fees	$117,057	$98,651
Audit Related Fees	—	—
Tax Fees	$38,277	17,500
All Other Fees	$0	$0

As of September 30, 2004, the Company’s Audit Committee did not have a pre-approval policy for the fees of the Principal Accountant.  It is in the process of adopting such a policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer December 21, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 28, 2004

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	December 28, 2004

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 28, 2004

/s/ EDWARD HUGUEZ
Edward Huguez	Director	December 28, 2004

