Form 10QSB
period 2005-02-10
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-02-10
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 7, 2005, there were 49,554,066 shares of Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2004 (Unaudited) and September 30, 2004

	December 31,	September 30,
	2004	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,464,398	$4,705,722
Accounts receivable- trade, net of allowance of $77,118 and $76,319	786,238	938,652
Prepaid expenses and deposits	93,665	98,834
TOTAL CURRENT ASSETS	19,344,301	5,743,208

Telecommunications equipment inventory	456,629	325,218
Property and equipment, net of accumulated depreciation of $3,160,780 and $2,771,311	7,796,077	6,401,833
Intangible assets, net of accumulated amortization of $1,627,380 and $1,407,621	3,031,240	3,226,217
TOTAL ASSETS	$30,628,247	$15,696,476

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$965,547	$609,115
Other accrued liabilities	600,577	548,907
Current portion of deferred revenue	551,555	615,995
Current portion of capital lease obligations	58,280	58,280
TOTAL CURRENT LIABILITIES	2,175,959	1,832,297

Deferred revenue, net of current portion	22,783	43,700
Capital lease obligations, net of current portion	28,794	49,615
TOTAL LIABILITIES COMMITMENTS AND CONTINGENCIES	2,227,536	1,925,612

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 48,851,400 and 42,672,671 shares issued and outstanding	48,852	42,673
Additional paid-in capital	56,178,389	40,848,361
Unearned compensation	(1,123,416)	(2,129,844)
Accumulated deficit	(26,703,114)	(24,990,326)
TOTAL STOCKHOLDERS’ EQUITY	28,400,711	13,770,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,628,247	$15,696,476

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months Ended December 31,
	2004	2003

REVENUE	$1,899,071	$870,052

OPERATING EXPENSES
Direct costs	751,248	215,119
Sales expenses	489,399	90,858
Customer service expenses	530,375	273,218
General and administrative expenses (including non-cash charges of $874,047 and $1,758,072)	1,328,396	2,077,845
Depreciation and amortization	609,228	309,337
TOTALS	3,708,646	2,966,377

OPERATING LOSS	(1,809,575)	(2,096,325)

Other income (expense)
Gain on sale of property and equipment	81,822	—
Interest income	16,975	2,683
Interest expense (including non-cash interest charges of $255,541 in 2003)	(2,010)	(255,985)
Other	—	(27,739)
Total other income (expense)	96,787	(281,041)
NET LOSS	$(1,712,788)	$(2,377,366)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,300,436	31,626,321

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2004
(Unaudited)

	Common stock		Additional
	Shares	Amount	paid-in capital	Unearned compensation	Accumulated deficit	Total
Balance, October 1, 2004	42,672,671	$42,673	$40,848,361	$(2,129,844)	$(24,990,326)	$13,770,864
Issuance of common stock for accrued compensation	3,962	4	7,762			7,766
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	224,667	225	374,483			374,708
Issuance of common stock for options exercised	86,660	87	36,611			36,698
Effect of variable accounting for options			774,091			774,091
Issuance of common stock in exchange for termination of agreement	50,000	50	152,450			152,500
Cancellation of common stock and warrants in exchange for termination of agreement	(250,000)	(250)	(1,054,750)	835,209		(219,791)
Amortization of unearned compensation				171,219		171,219
Net loss					(1,712,788)	(1,712,788)
Balance, December 31, 2004	48,851,400	$48,852	$56,178,389	$(1,123,416)	$(26,703,114)	$28,400,711

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three months ended December 31, 2004 and 2003
(Unaudited)
	For the three months ended December 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,712,788)	$(2,377,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for doubtful accounts	(3,972)	7,683
Depreciation and amortization	609,228	309,337
Amortization of unearned compensation	171,219	68,475
Effect of variable accounting for stock options	774,091	1,606,714
Issuance of common stock and warrants in exchange for termination of agreement	152,500	75,200
Cancellation of common stock and warrants in exchange for termination of agreement	(219,791)	—
Charge to interest expense for amortization of deferred finance costs and debt discount	—	12,603
Charge to interest expense from cashless exercise of warrants by lenders	—	242,938
Gain on sale of property and equipment	(81,822)	—
Other	—	(4,443)
Changes in operating assets and liabilities:
Accounts receivable	156,386	(204,483)
Prepaid expenses and deposits	5,169	376,264
Accounts payable	356,432	(85,228)
Other accrued liabilities	59,436	(533,164)
Deferred revenue	(85,357)	23,896
Net cash provided by (used in) operating activities	180,731	(481,574)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,013,169)	(360,400)
Proceeds from sale of property and equipment	183,600	—
Acquisition of other assets	(28,515)	(20,465)
Net cash used in investing activities	(1,858,084)	(380,865)
FINANCING ACTIVITIES
Payments of notes payable	—	(33,712)
Proceeds from private placements of common stock and warrants	15,045,444	3,300,000
Proceeds from options exercised	36,698	233,750
Proceeds from warrants exercised	374,708	2,037,526
Payments of capital lease obligations	(20,821)	(60,433)
Net cash provided by financing activities	15,436,029	5,477,131
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,758,676	4,614,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,464,398	$5,122,467

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 39,583 shares of common stock	$0	$13,063

Issuance of 3,962 and 29,380 shares of common stock for accrued compensation	$7,766	$18,215

Issuance of 40,135 shares of common stock as settlement of accounts payable	$0	$28,094

Issuance of 282,722 shares of common stock for cashless exercises	$0	$242,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,010	$444

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes To The Condensed Consolidated Financial Statements
(Unaudited)

1.    GENERAL

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2004 on Form 10-KSB filed with the Securities and Exchange Commission on December 29, 2004.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

Stock-Based Compensation:

As explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounts for its stock-based employee compensation plans under the intrinsic value method per Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of stock options beginning with its fiscal quarter ending September 30, 2005.

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards to employees, net loss and loss per common share would have been increased to the pro forma amounts shown in the tables below:

	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(1,712,788)	$(2,377,366)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	806,691	133,352
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(144,557)	(37,225)
Pro forma net loss	$(1,050,654)	$(2,281,239)
Basic and diluted net loss per share:
As reported	$(0.04)	$(0.08)
Pro forma	$(0.02)	$(0.07)

The fair values of options granted were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions used during the three months ended December 31, 2004 and 2003:

	2004	2003
Expected volatility	68%	127%
Risk-free interest rate	4.00%	4.65%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement:

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. However, the commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission”, the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment of the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. Accordingly, the revenue from the “Individual Subscriber PPC” is recognized over one year.

2.    LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants. For the three months ended December 31, 2004 and 2003, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of December 31, 2004, the Company had options and warrants that were exercisable (or potentially exercisable) into 8,626,531 shares of common stock (5,873,885 from warrants and 2,752,646 from options).

3.    SHARE CAPITAL

Preferred Shares:

As of December 31, 2004, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of December 31, 2004.

Common Shares (unearned compensation):

On November 18, 2004, MDU and PDI Communications, Inc. (“PDI”) executed an agreement for the termination of the Memorandum of Understanding for a Strategic Partnership (the “Agreement”) executed on February 12, 2004 (see Note 4 in the Audited Financial Statements). As final compensation, PDI will (i) return to MDU for cancellation the original stock certificate representing 250,000 shares of common stock, (ii) return to the Company for cancellation the original warrant agreement representing 250,000 shares of common stock exercisable at $1.84 per share, and (iii) execute a standard release for any and all causes of actions under the Agreement. In return, the Company shall (i) re-issue to PDI a stock certificate for 50,000 registered shares of common stock, and (ii) agree that PDI shall remain the Company’s preferred equipment provider for a period of one year.

The Company had initially recorded the fair value of the 250,000 shares and the warrants to purchase 250,000 shares of $1,100,000 as unearned compensation of which $219,791 was amortized to expense during the period from February 12, 2004 to September 30, 2004. The 50,000 shares issued in connection with the termination of the agreement had a fair value of $152,500. Accordingly, the Company recorded a net credit to expense of $67,291 during the three months ended December 31, 2004 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to November 18, 2004 to $152,500. The Company also reversed the remaining $835,209 of unearned compensation.

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the three months ended December 31, 2004:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2004 (B)	1,809,000	2,539,306	1,501,694	$0.77
Granted (weighted average fair value of $2.30 per share)	(300,000)	300,000	—	$2.83
Exercised (A)	—	(86,660)	86,660	$0.42
Outstanding at December 31, 2004 (B)	1,509,000	2,752,646	1,588,354	$1.00

(A)	The Company received cash payments of $36,698 upon the exercise of these options.

(B)	As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options prior to October 1, 2004 and, as a result, such options were subject to variable plan accounting. Accordingly, during the three months ended December 31, 2004, the Company recognized a charge to general and administrative expenses of $774,091 for the increase in market price per share of the Company’s common stock. During the three months ended December 31, 2003, the Company recognized charges of $1,606,714 for the increase in the market price per share.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the three months ended December 31, 2004, the Company issued 3,962 common shares to employees who purchased common shares from the Purchase Plan in exchange for accrued compensation of $7,766.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the three months ended December 31, 2004:

Number of Warrants Outstanding

Outstanding at September 30, 2004	4,226,348
Granted (A)	2,122,204
Cancelled (C)	(250,000)
Exercised (B)	(224,667)
Outstanding at December 31, 2004	5,873,885

(A)	In connection with the November 24, 2004 private placement described below, the Company issued warrants to purchase 2,122,204 shares of common stock at an exercise price of $3.40 per share that expire on November 24, 2007.

(B)	During the three months ended December 31, 2004, certain investors exercised warrants to purchase 28,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share and, as a result, the Company received cash proceeds of $374,708.

(C)	During the three months ended December 31, 2004, warrants to purchase 250,000 shares of common stock at an exercise price of $1.84 were cancelled as per the termination agreement with PDI.

Shares Issued Pursuant to Private Placements:

On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,440 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of approximately $15.0 million.

4.    COMMITMENTS AND CONTINGENCIES

Litigation:

The Company had previously been named as a defendant in a lawsuit by Whistler Cable Television captioned Whistler Cable Television Ltd. vs. MDU Communications Inc., in British Columbia, Canada, claiming damages for conversion, the return of personal property, an injunction and costs. The case was settled on or about October 28, 2004 for $10,000 (CDN) and the action has been dismissed.

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

5.    CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2007. During the year ended September 30, 2004, the Company entered into lease agreements for new equipment having a cost basis of $92,418.  In addition, the Company assumed capital leases for equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under capital leases as of December 31, 2004:

Year ending September 30,	Amount

2005	$45,106
2006	43,007
2007	11,927
Total minimum payments	100,040
Less amount representing interest	12,966

Present value of net minimum payments	87,074
Less current portion	58,280

Long-term portion	$28,794

6.    INCOME TAXES

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $23,200,000 ($7,100,000 related to Canadian operations and  $16,100,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $9,431,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2004. The Company had also offset such benefits through valuation allowances in prior years (see Note 13 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

7.    ACQUISITION OF BUSINESS, SUBSCRIBERS AND EQUIPMENT

On June 1, 2004, the Company acquired Direct Satellite, Inc. (“DSI”) for $2,400,000 in cash plus $115,000 of closing costs. DSI was primarily a private cable operator serving approximately 4,400 video and 400 high-speed Internet subscribers in 15 “Class A” multi-family properties signed to long term access agreements in the greater Chicago metropolitan area. The acquisition was accounted for under the purchase method and the assets, liabilities, revenues and expenses related to DSI were consolidated with the accounts of the Company effective June 1, 2004.

On September 20, 2004, the Company acquired PCM Acquisitions Corporation (“PCM”) for $1,380,000 in cash plus $112,500 of closing costs. PCM was primarily a private cable operator serving approximately 3,200 subscribers.

The following table presents unaudited pro forma results of operations for informational purposes for the quarter ended December 31, 2003, assuming the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2004:

Three Months
Ended December 31, 2003

Total revenue	$1,247,778
Net loss	(2,359,802)
Net loss per common share	$(0.07)

8.    GAIN ON SALE OF PROPERTY AND EQUIPMENT

On November 8, 2004, the Company sold 102 subscribers in a non-core 158-unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture, received $79,298. The Company's gain on the sale of this system, after expenses, was $81,822.

9.    SUBSEQUENT EVENTS

From January 1, 2005 through February 4, 2005, employees exercised 631,833 and 833 options to purchase common stock with exercise prices of $0.33 and $2.20 per share, respectively. During the same period a consultant exercised 70,000 options with an exercise price of $0.60. The Company received proceeds of approximately $252,000 from the aforementioned transactions.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on or about December 29, 2004.

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large multi-family property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of satellite television service. First, we offer Direct Broadcast Satellite (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale prices charged to us by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

Fiscal 2004 was a year of significant accomplishment for the Company and this success has continued through the first quarter of Fiscal 2005. The Company further solidified its financial future by closing a $16.25 million private equity placement financing on November 24, 2004 to accelerate its growth plan. Sold to accredited investors only, the Company offered up to 6,063,440 units, consisting of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After payment of fees and expenses, the Company received net proceeds of just over $15.0 million. CRT Capital Group LLC acted as placement agent for the financing.

The two recent expansion territories for the Company of the Midwest and the Southeast have taken hold and are beginning to provide growth. With the addition of the Direct Satellite, Inc. acquisition in the third quarter of Fiscal ’04 and the signing of office space at 3825 N. Elston Ave., Chicago, Illinois, the Company now services 6,076 subscribers in the metropolitan Chicago area as of December 31, 2004. The Company has expanded its backlog to approximately 23,020 units, of which 4,667 units are work in process (“WIP”). The acquisition by the Company of South Florida’s PCM Acquisitions Corp. in the fourth quarter of Fiscal ’04 provided a critical component to an effective launch in this market. In January 2005, the Company signed a lease for office space at 2577 SW 66 th Terrace, Davie, Florida and the office currently serves 4,709 subscribers in the Southeast as of December 31, 2004. The Company has expanded its backlog in the market to approximately 37,347 units, of which 1,153 units are in WIP. To accelerate growth in the Northeast, the Company opened a satellite office in December 2004 in Rockville, Maryland to serve the Washington, DC and Virginia markets. The Company has added personnel devoted to the design and installation of systems in all three of its major markets. Both the Midwest and Southeast offices are currently negotiating large portfolio deployment agreements that will have a substantial impact on the number of subscribers these offices service over the coming quarters.

During the quarter, the Company ventured into the military segment of the multi-dwelling unit market and signed significant long-term access agreements to provide services to the Fort Ord, La Mesa Village and Fort Belvoir military family communities, representing a minimum 3,300 total units over the life of the agreements. All three of these large military family communities were primarily in the construction phase during the first quarter and are likely to produce significant subscriber growth over the next few quarters.

The first quarter of 2005, effective as of November 15, 2004, also brought an important new video offering to the Company. In late December 2004, the Company executed an addendum to the agreement with DIRECTV, Inc. to deploy a new satellite video program developed specifically for the multi-dwelling unit market. The Company believes that this new program, the Bulk/Choice Advantage, will dramatically increase penetration rates in multi-family properties and will also significantly increase its revenues from high-speed Internet services as the Company bundles high-speed with the Bulk/Choice Advantage program to be offered in the growing backlog of bulk and exclusive properties. Early feedback has been positive from property owners who like the added choices being provided to residents, as well as from subscribers who enjoy the ease and low cost of upgrading their video service from a basic Private Cable service to fully digital DIRECTV® programming.

The Company’s overall growth in the first quarter of 2005 was solid. As of December 31, 2004, the Company had a total of 26,097 subscribers to its services in approximately 343 properties, compared to 24,738 total subscribers as of September 30, 2004 and 13,200 total subscribers one year ago on December 31, 2003. More importantly, as of December 31, 2004, the Company reported a backlog of 129,474 units in 417 properties. The Company defines its backlog as (i) the number of units within properties that are currently being installed with systems (WIP), (ii) units under executed access agreement in properties where work in progress has not yet begun, (iii) units in properties where we have an executed letter of intent, and (iv) units in properties where we are completing our economic and technical due diligence to determine on what terms we would proceed, but with a reasonable expectation to proceed. The Company’s actual WIP at December 31, 2004 involved 26,819 units in 90 properties.

During the quarter ended December 31, 2004, the Company made enhancements to its organizational structure in order to accelerate its conversion rate. The conversion rate is the speed at which the Company moves organic properties through the backlog cycle, and particularly the WIP phase, to final customer activation. On a temporary basis, the conversion rate was slightly reduced due to the Company’s decision to deploy existing resources to converting recently acquired Private Cable systems to DIRECTV services in its expansion markets, such conversion contributed no net new subscribers, but does result in an increase in the average revenue per subscriber and longer term revenue streams. On a longer term and more fundamental level, the slightly reduced expected conversion rate was mainly due to the fact that the Company ramped up its sales team for growth (in order to create a backlog and a WIP) prior to undertaking the expense of ramping up its operation and construction team. While this is a necessary long-term growth strategy given the property sales cycle, in the short term it resulted in a slight decrease in the conversion rate. To increase this conversion rate, the Company has divided its operations group each into two separate departments - operations and construction/deployment. In December 2004, the Company added a Vice President of Engineering and Construction to oversee deployment across all of its markets. Additionally, the Company separated its sales and marketing group into two separate departments and added a Vice President of Direct Sales. The marketing group, led by Patrick Cunningham, will be responsible for negotiating access agreements and leading new business development efforts. The direct sales group is responsible for sales and installations in properties once construction is complete. The Company believes that these changes, in addition to an increase in the number of employees in the operations and engineering and construction departments will greatly increase deployment this upcoming quarter.

Financially, at December 31, 2004, the Company had cash and cash equivalents of $18,464,398. Its revenues for the quarter ended December 31, 2004 were $1,899,071, an increase of 118% over revenues of $870,052 during the quarter ended December 31, 2003.  For the quarter ended December 31, 2004, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $225,541. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. We believe that EBITDA is important because investors who follow our industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
	2004	2003
EBITDA	$(225,541)	$(136,855)
Interest Expense	—	(255,985)
Depreciation and Amortization	(609,228)	(309,337)
Warrants issued for professional services	(152,500)	0
Cancellation of warrants issued for professional services	219,791	0
Effect of Variable Accounting for Option Plans	(774,091)	(1,606,714)
Amortization of Unearned Compensation	(171,219)	(68,475)
Net Loss	$(1,712,788)	$(2,377,366)

The Company had positive cash flow from operations of $180,731 for the quarter, however, the Company experienced negative EBITDA this quarter due to several one-time factors, including (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings, (iii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, and (iv) employee year end bonuses. Due to growth, certain business development initiatives, ongoing expenses associated with Sarbanes-Oxley compliance and fees associated with the Company’s application to move itself to a recognized exchange, the Company believes that it will be EBITDA neutral or slightly negative for the current quarter as well.

Overall, with a strong balance sheet, a key executive team and fully operational offices in the Northeast, Midwest and the Southeast, the Company’s presence is becoming nationally known in the MDU market and its prospects for continued growth are very good. Management believes that the Company is sound in its strategy and operationally positioned to begin aggressive deployment to its growing backlog of properties.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2004, there were no material changes to accounting estimates or judgments.

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. However, the commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission”, the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment of the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. Accordingly, the revenue from the “Individual Subscriber PPC” is recognized over one year.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is expected to have a material impact on our financial position and results of operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

Revenue.   Our revenue for the three months ended December 31, 2004 increased 118% to $1,899,071 compared to revenues of $870,052 for the three months ended December 31, 2003. The revenue increase is attributable to the increase in number of subscribers due to (i) organic growth in subscribers and (ii) the acquisition of the subscribers of Direct Satellite, Inc. and PCM Acquisitions Corp. during the prior year increased our revenue (see Note 7). We expect an increase in revenue as our subscriber growth continues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $751,248 for the period ended December 31, 2004, as compared to $215,119 for the period ended December 31, 2003, primarily as a result of serving a larger subscriber base as a whole over the three month period.  We expect a proportionate increase in direct costs as our subscriber growth continues. Direct costs as a percent of revenue should remain relatively constant unless there is a significant shift in the mix in the service type generating the revenue.

Sales Expenses.   Sales expenses were $489,399 for the three months ended December 31, 2004, compared to $90,858 in the three months ended December 31, 2003. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base. We expect an increase in sales expenses as our subscriber growth continues. However, we do anticipate that sales expense as a percent of revenue to decline in 2005.

Customer Service Expenses.   Customer service expenses were $530,375 for the three months ended December 31, 2004, as compared to $273,218 in the three months ended December 31, 2003. This increase is primarily the result of positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth in 2005. As with sales expense, certain expenses are fixed and as a result, the customer service expense as a percent of revenue is expected to decline.

General and Administrative Expenses.   General and administrative expenses decreased to $1,328,396 for the three months ended December 31, 2004, from $2,077,845 in the three months ended December 31, 2003.  This decrease is primarily the result of a decrease in noncash charges of $874,047 for the three months ended December 31, 2004 from $1,758,072 for the three months ended December 31, 2003.  The decrease was attributable to noncash charges in the three months ended December 31, 2004 of $774,091 for the effects of variable accounting for stock options and $171,219 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $152,500 for the issuance of options and warrants in exchange for services and a credit of $219,791 due to the cancellation of the warrants issued to PDI in exchange for services.  Excluding these noncash charges, general and administrative expenses were $454,349, an increase of 42% from the prior period, primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings (iii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, and (iv) employee year end bonuses.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $309,337 during the three months ended December 31, 2003, to $609,228 during the three months ended December 31, 2004.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period inclusive of the acquisition of DSI and PCM.  There was no noncash interest expense for the three months ended December 31, 2004, as compared to $255,541 for the three months ended December 31, 2003 .

Other Income. On November 8, 2004, the Company sold 102 subscribers in a non-core 158 unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venturer, received $79,298. The Company's gain on the sale of this system was $81,822 (see Note 8).

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $1,483,275, we report a net loss of $1,712,788 for the three months ended December 31, 2004, compared to a net loss of $2,377,366 for the three months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2004

During the quarters ended December 31, 2004 and 2003, we recorded a net loss of $1,712,788 and $2,377,366, respectively. We had positive cash flows from operating activities of $180,731 during the quarter ended December 31, 2004, and we had negative cash flows from operating activities of $481,574 during the quarter ended December 31, 2003. At December 31, 2004, we had an accumulated deficit of $26,703,114.

Due to the Company’s increased cash position as of December 31, 2004, primarily from the private placements and the exercise of warrants and options, the Company believes that it has adequate financial resources to fund its operations, material commitments and planned growth strategy for at least twelve months.

Cash Position.   At December 31, 2004, we had cash and cash equivalents of $18,464,398, compared to $4,705,722 at September 30, 2004. The increase in our cash position was primarily due to the net proceeds of the November equity private placements and the exercise of warrants and options.

Operating Activities.   Our operations provided net cash of $180,731 during the three months ended December 31, 2004, including a $415,868 increase in our accounts payable and accrued liabilities during the period and a $156,386 net increase in our accounts receivable during the period.  Our net loss of $1,712,788 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $874,047.

  Investing Activities.   During the three months ended December 31, 2004, we purchased $2,013,169 of equipment relating to subscriber additions during the period and for future periods and paid $28,515 for the acquisition of new subscribers. Additionally, the Company received $183,600 in proceeds from the sale of the Avalon Landing property, which had been part of a joint venture. On November 8, 2004, the Company sold 102 subscribers in a non-core 158 unit private cable system to Comcast of Maryland, Inc. for $183,600. The Company purchased Avalon Bay's interest in the Joint Venture on July 28, 2003. The Company's gain on the sale of this private cable system was $81,822.

Financing Activities.   During the three months ended December 31, 2004, we used $20,821 for the repayment of certain notes payable.  In addition, we (i) issued 3,962 shares of common stock for accrued salaries of $7,766, (ii) issued 224,667 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $374,708, and (iii) issued 86,660 common shares upon the exercise of options, which resulted in net proceeds to the Company of $36,698.  On November 24, 2004, the Company closed a $16.25 million private equity placement financing. Sold to accredited investors only, the Company offered up to 6,063,440 units, consisting of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After payment of fees and expenses, the Company received net proceeds of $15,000,000. CRT Capital Group LLC acted as placement agent for the financing.

Working Capital   As at December 31, 2004, we had working capital of approximately $17,000,000, compared to a working capital of approximately $4,000,000 as at September 30, 2004 primarily, as a result of the private placement from which the Company received net proceeds of approximately $15,000,000.

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

Other Subsequent Events. From January 1, 2005 through February 4, 2005, employees exercised 631,833 options to purchase common stock with an exercise price of $0.33 per share and 833 options with an exercise price $2.20. During the same period a consultant exercised 30,000 options with an exercise price of $0.60 per share. We received proceeds of approximately $252,000 from these transactions.

Item 3. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures are effective in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At December 31, 2004 and through the date of this filing, the Company is not party to any material litigation.

The Company had previously been named as a defendant in a lawsuit by Whistler Cable Television captioned Whistler Cable Television Ltd. vs. MDU Communications Inc., in British Columbia, Canada, claiming damages for conversion, the return of personal property, an injunction and costs. The case was settled on or about October 28, 2004 for $10,000 (CDN) and the action has been dismissed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On October 12, 2004, the Company issued 3,500 unregistered shares of common stock to a new employee to satisfy an obligation recognized in the year ended September 30, 2004.

On November 24, 2004, the Company issued 6,063,440 shares of unregistered common stock in connection with the closing of a private equity placement. In addition, warrants to purchase 2,122,204 shares of unregistered common stock were also issued. The warrants have an exercise price of 3.40 per share and carry three-year term. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After payment of fees and expenses, the Company received net proceeds of just over $15.0 million. CRT Capital Group LLC acted as placement agent for the financing.  The securities were offered and sold to accredited investors only pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds will be used for the development of the Company’s services and for general corporate purposes. The Registration Statement for these securities was filed with the Securities and Exchange Commission on or about February 8, 2005. Further information on this financing can be found on Form 8-K filed by the Company on or about November 29, 2004, and incorporated herein.

On December 1, 2004, the Company issued 3,962 shares of common stock to employees who contributed $7,765 during the quarter ending September 30, 2004 to the Employee Stock Purchase Plan. These shares have previously been registered.

On December 8, 2004, the Company received back from PDI Communications, 200,000 of the 250,000 shares of common stock that it had originally issued to PDI Communications on April 6, 2004. The return was precipitated by a non-fulfillment of contractual terms. These shares have previously been registered.

During the three months ended December 31, 2004, employees and consultants exercised options to purchase 56,660 shares of common stock with an exercise price of $0.33 per share and options to purchase 30,000 shares of common stock with an exercise price of $0.60 per share. These shares have previously been registered.

During the three months ended December 31, 2004, investors exercised warrants to purchase 28,000 shares of common stock with an exercise price of $0.33 per share, warrants to purchase 166,667 shares of common stock with an exercise price of $1.75 per share and warrants to purchase 30,000 shares of common stock with an exercise price of $2.46 per share. These shares have previously been registered.

Item 6.    Exhibits
The following exhibits are being filed herewith pursuant to Item 601 of Regulations S-B:

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

31.2 - Rule 13a-14(a)/15d-14(a) Certification, executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

32.1- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

32.2- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2005	By:	/s/ SHELDON NELSON

Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2005	By:	/s/ CARMEN RAGUSA, JR.

Carmen Ragusa, Jr. Vice President of Finance

18