Form 10QSB/A
period 2004-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-05-12
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

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

Note: Restated Financial Statements

The Company, its Audit Committee and its independent registered public accounting firm have determined that certain of the Company’s issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards were not correctly accounted for due to an error in calculation, and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue date 3/00). Accordingly, management has restated the Company’s financial statements included herein for the quarter ended December 31, 2004. The reasons for, and financial impact of, the adjustments are described in Note 10 to the Notes to Financial Statements set forth herein and in Item 2 “Management’s Discussion and Analysis of Plan of Operation.” Previously issued financial statements for such period should not be relied upon.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2004 (Unaudited) and September 30, 2004

	December 31,	September 30,
	2004	2004
	(restated)	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,464,398	$4,705,722
Accounts receivable- trade, net of allowance of $77,118 and $76,319	786,238	938,652
Prepaid expenses and deposits	93,665	98,834
TOTAL CURRENT ASSETS	19,344,301	5,743,208

Telecommunications equipment inventory	456,629	325,218
Property and equipment, net of accumulated depreciation of $3,160,780 and $2,771,311	7,796,077	6,401,833
Intangible assets, net of accumulated amortization of $1,627,380 and $1,407,621	3,031,240	3,226,217
TOTAL ASSETS	$30,628,247	$15,696,476

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$965,547	$609,115
Other accrued liabilities	600,577	548,907
Current portion of deferred revenue	551,555	615,995
Current portion of capital lease obligations	58,280	58,280
TOTAL CURRENT LIABILITIES	2,175,959	1,832,297

Deferred revenue, net of current portion	22,783	43,700
Capital lease obligations, net of current portion	28,794	49,615
TOTAL LIABILITIES COMMITMENTS AND CONTINGENCIES	2,227,536	1,925,612

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 48,851,400 and 42,672,671 shares issued and outstanding	48,852	42,673
Additional paid-in capital	56,266,297	42,122,896
Unearned compensation	(1,123,416)	(2,129,844)
Accumulated deficit	(26,791,022)	(26,264,861)
TOTAL STOCKHOLDERS’ EQUITY	28,400,711	13,770,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,628,247	$15,696,476

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months Ended December 31,
	2004	2003
	(as restated)	(as restated)
REVENUE	$1,899,071	$870,052

OPERATING EXPENSES
Direct costs	751,248	215,119
Sales expenses	489,399	90,858
Customer service expenses	530,375	273,218
General and administrative expenses (including non-cash charges of $961,955 and $1,290,412)	1,416,304	1,610,185
Depreciation and amortization	609,228	309,337
TOTALS	3,796,554	2,498,717

OPERATING LOSS	(1,897,483)	(1,628,665)

Other income (expense)
Gain on sale of property and equipment	81,822	—
Interest income	16,975	2,683
Interest expense (including non-cash interest charges of $255,541 in 2003)	(2,010)	(255,985)
Other	—	(27,739)
Total other income (expense)	96,787	(281,041)
NET LOSS	$(1,800,696)	$(1,909,706)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,300,436	31,626,321

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2004
(Unaudited)

	Common stock		Additional
	Shares	Amount	paid-in capital	Unearned compensation	Accumulated deficit	Total
Balance, October 1, 2004	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864
Issuance of common stock for accrued compensation	3,962	4	7,762			7,766
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	224,667	225	374,483			374,708
Issuance of common stock for options exercised	86,660	87	36,611			36,698
Effect of variable accounting for options			861,999			861,999
Issuance of common stock in exchange for termination of agreement	50,000	50	152,450			152,500
Cancellation of common stock and warrants in exchange for termination of agreement	(250,000)	(250)	(1,054,750)	835,209		(219,791)
Amortization of unearned compensation				171,219		171,219
Net loss					(1,800,696)	(1,800,696)
Balance, December 31, 2004	48,851,400	$48,852	$57,540,832	$(1,123,416)	$(28,065,557)	$28,400,711

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three months ended December 31, 2004 and 2003
(Unaudited)

	For the three months ended December 31,
	2004	2003
	(restated)	(restated)
OPERATING ACTIVITIES
Net loss	$(1,800,696)	$(1,909,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (credit) for doubtful accounts	(3,972)	7,683
Depreciation and amortization	609,228	309,337
Amortization of unearned compensation	171,219	68,475
Effect of variable accounting for stock options	861,999	1,139,054
Issuance of common stock and warrants in exchange for termination of agreement	152,500	75,200
Cancellation of common stock and warrants in exchange for termination of agreement	(219,791)	—
Charge to interest expense for amortization of deferred finance costs and debt discount	—	12,603
Charge to interest expense from cashless exercise of warrants by lenders	—	242,938
Gain on sale of property and equipment	(81,822)	—
Other	—	(4,443)
Changes in operating assets and liabilities:
Accounts receivable	156,386	(204,483)
Prepaid expenses and deposits	5,169	376,264
Accounts payable	356,432	(85,228)
Other accrued liabilities	59,436	(533,164)
Deferred revenue	(85,357)	23,896
Net cash provided by (used in) operating activities	180,731	(481,574)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,013,169)	(360,400)
Proceeds from sale of property and equipment	183,600	—
Acquisition of other assets	(28,515)	(20,465)
Net cash used in investing activities	(1,858,084)	(380,865)
FINANCING ACTIVITIES
Payments of notes payable	—	(33,712)
Proceeds from private placements of common stock and warrants	15,045,444	3,300,000
Proceeds from options exercised	36,698	233,750
Proceeds from warrants exercised	374,708	2,037,526
Payments of capital lease obligations	(20,821)	(60,433)
Net cash provided by financing activities	15,436,029	5,477,131
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,758,676	4,614,692
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,464,398	$5,122,467

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 39,583 shares of common stock	$0	$13,063

Issuance of 3,962 and 29,380 shares of common stock for accrued compensation	$7,766	$18,215

Issuance of 40,135 shares of common stock as settlement of accounts payable	$0	$28,094

Issuance of 282,722 shares of common stock for cashless exercises	$0	$242,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,010	$444

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

	Three Months Ended December 31,
	2004	2003
	(restated)
Net loss, as reported	$(1,800,696)	$(2,377,366)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	894,599	133,352
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(144,557)	(37,225)
Pro forma net loss	$(1,050,654)	$(2,281,239)
Basic and diluted net loss per share:
As reported	$(0.04)	$(0.08)
Pro forma	$(0.02)	$(0.07)

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

The following table presents unaudited pro forma results of operations for informational purposes for the quarter ended December 31, 2003, assuming the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2004:

	Three Months	Three Months
	Ended December 31, 2003	Ended December 31, 2003
	(As Reported)	(As Restated)
Total revenue	$1,247,778	$1,247,778
Net loss	(2,447,710)	(1,980,050)
Net loss per common share	$(0.07)	$(0.06)

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

10.   RESTATEMENT OF FINANCIAL INFORMATION

In connection with its review of our financial statements for the quarter ended March 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of the Company that certain issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards had not been correctly accounted for due to an error in calculation and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue date 3/00). Under variable plan accounting, compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. After reviewing the matter with its current independent registered public accounting firm, the Company has identified certain adjustments that necessitates the restatement of its financial statements for the quarter ended December 31, 2004.

The restatement adjustments to the Company’s financial statements for the quarter ended December 31, 2004 made by management are summarized as follows:

MDU COMMUNICATIONS INTERNATIONAL, INC. Restated Condensed Consolidated Statements of Operations For the Quarter Ended December 31, 2004

	As Previously Reported For the Qtr Ended 12/31/2004	Restatement Adjustment For the Qtr Ended 12/31/2004	As Restated For the Qtr Ended 12/31/2004

REVENUE	$1,899,071	$—	$1,899,071

OPERATING EXPENSES
Direct costs	751,248	—	751,248
Sales expenses	489,399	—	489,399
Customer service expenses	530,375	—	530,375
General and administrative expenses	1,328,396	87,908	1,416,304
Depreciation and amortization	609,228	—	609,228
TOTALS	3,708,646	87,908	3,796,554

OPERATING LOSS	(1,809,575)	(87,908)	(1,897,483)

Other income (expense)
Gain on sale of customers	81,822		81,822
Gain on settlement of accounts payable	—		—
Interest income	16,975		16,975
Interest expense	(2,010)		(2,010)
Other	—		—
NET LOSS	$(1,712,788)	$(87,908)	$(1,880,696)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)		$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,300,436		45,300,436

Additional Paid-in Capital	$56,178,389	$87,908	$56,266,297

Retained Earnings	$(26,703,114)	$(87,908)	$(26,791,022)

Item 2.    Management’s Discussion and Analysis or Plan of Operations

The Management’s Discussion and Analysis or Plan of Operation for the quarter ended December 31, 2004 presented below reflects certain restatements to the Company’s previously reported results of operation for this period. See Note 10 to the Notes to Financial Statements for a discussion of these restatements.

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

	Three Months Ended December 31,
	2004	2003
	(restated)
EBITDA	$(225,541)	$(136,855)
Interest Expense	—	(255,985)
Depreciation and Amortization	(609,228)	(309,337)
Warrants issued for professional services	(152,500)	0
Cancellation of warrants issued for professional services	219,791	0
Effect of Variable Accounting for Option Plans	(861,999)	(1,606,714)
Amortization of Unearned Compensation	(171,219)	(68,475)
Net Loss	$(1,800,696)	$(2,377,366)

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

General and Administrative Expenses.   General and administrative expenses decreased to $1,416,304 for the three months ended December 31, 2004, from $1,610,185 in the three months ended December 31, 2003.  This decrease is primarily the result of a decrease in noncash charges of $961,955 for the three months ended December 31, 2004 from $1,240,412 for the three months ended December 31, 2003.  The decrease was attributable to noncash charges in the three months ended December 31, 2004 of $861,999 for the effects of variable accounting for stock options and $171,219 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $152,500 for the issuance of options and warrants in exchange for services and a credit of $219,791 due to the cancellation of the warrants issued to PDI in exchange for services.  Excluding these noncash charges, general and administrative expenses were $454,349, an increase of 42% from the prior period, primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings (iii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, and (iv) employee year end bonuses.

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

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $1,571,183, we report a net loss of $1,800,696 for the three months ended December 31, 2004, compared to a net loss of $2,377,366 for the three months ended December 31, 2003.

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

Operating Activities.   Our operations provided net cash of $180,731 during the three months ended December 31, 2004, including a $415,868 increase in our accounts payable and accrued liabilities during the period and a $156,386 net increase in our accounts receivable during the period.  Our net loss of $1,800,696 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $961,955.

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

Item 3. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures are effective, other than as set forth below,  in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with preparation of its unaudited financial statements for the quarter ended March 31, 2005, the Company identified a material weakness in its internal controls surrounding the recording and valuation of stock options subject to variable plan accounting treatment. Such weakness resulted in a restatement of the Company’s financial statements for the year ended September 30, 2004 and the quarter ended December 31, 2004 to increase by $1.36 million the amount of noncash compensation expense attributable to stock options for the five quarters. The Company has already begun to remediate this weakness through the hiring and appointment of a new Vice President of Finance and Administration who is also the Chief Accounting Officer and through improvements to training and enhanced oversight.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 12, 2005	By:	/s/ SHELDON NELSON

Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 12, 2005	By:	/s/ CARMEN RAGUSA, JR.

Carmen Ragusa, Jr. Vice President of Finance