Form 10QSB
period 2005-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-05-12
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-QSB

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ___

Commission File No.: 0-26053
________________

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60 Commerce Way, Unit D, Totowa, NJ	07512
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (973) 237-9499

________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 10, 2005, there were 49,665,583 shares of Common Stock outstanding.

RESTATED FINANCIAL STATEMENTS

The Company, its Audit Committee and its independent registered public accounting firm have determined that certain of the Company’s issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards were not correctly accounted for due to an error in calculation and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue date 3/00). Accordingly, management has restated the Company’s financial statements for the year ended September 30, 2004 and quarter ended December 31, 2004 and the Company is also filing the appropriate amendments to the related Form 10-KSB and Form 10-QSB. This report contains restated financial information for the above fiscal periods. The reasons for, and financial impact of, the adjustments are described in Note 10 herein and in Note 16 to the Notes to Financial Statements and in Item 6 “Management’s Discussion and Analysis of Plan of Operation” in our amended annual report filed on Form 10-KSB/A.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited) and September 30, 2004

	March 31, 2005	September 30, 2004 (Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,373,645	$4,705,722
Accounts receivable- trade, net of an allowance of $77,118 and $76,319	998,923	938,652
Prepaid expenses and deposits	119,262	98,834
TOTAL CURRENT ASSETS	15,491,830	5,743,208

Telecommunications equipment inventory	752,922	325,218
Property and equipment, net of accumulated depreciation of $3,656,288 and $2,771,311	10,425,975	6,401,833
Intangible assets, net of accumulated amortization of $1,843,892 and $1,407,621	2,814,728	3,226,217
TOTAL ASSETS	$29,485,455	$15,696,476

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$947,603	$609,115
Other accrued liabilities	356,627	548,907
Current portion of deferred revenue	555,470	615,995
Current portion of capital lease obligation	57,924	58,280
TOTAL CURRENT LIABILITIES	1,917,624	1,832,297

Deferred revenue, net of current portion	15,044	43,700
Capital lease obligation, net of current portion	52,268	49,615
TOTAL LIABILITIES	1,984,936	1,925,612
COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 49,636,918 and 42,672,671 shares issued and outstanding	49,638	42,673
Additional paid-in capital	58,225,935	42,122,896
Unearned compensation	(1,089,297)	(2,129,844)
Accumulated deficit	(29,685,757)	(26,264,861)
TOTAL STOCKHOLDERS’ EQUITY	27,500,519	13,770,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,485,455	$15,696,476

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004 (Restated)	2005	2004 (Restated)

REVENUE	$3,974,623	$1,811,819	$2,075,552	$941,767

OPERATING EXPENSES
Direct costs	1,580,102	523,679	828,854	308,560
Sales expenses	942,685	231,342	453,286	140,484
Customer service expenses	1,186,710	537,914	656,335	264,696
General and administrative expenses (including non-cash charge of $1,351,733, $2,941,001, $385,806 and $1,650,589)	2,528,762	3,688,950	1,112,458	2,078,765
Depreciation and amortization	1,321,248	648,887	712,020	339,550
TOTALS	7,559,507	5,630,772	3,762,953	3,132,055

OPERATING LOSS	(3,584,884)	(3,818,953)	(1,687,401)	(2,190,288)

Other income (expense)
Gain on sale of customers	81,316	—	(506)	—
Gain on settlement of accounts payable	—	9,497	—	5,054
Interest income	86,273	15,586	69,298	12,903
Interest expense (including non-cash interest of $0, $1,270,800, $0 and $1,015,259)	(3,601)	(1,284,649)	(1,591)	(1,028,664)
Other	—	(32,182)		—
NET LOSS	$(3,420,896)	$(5,110,701)	$(1,620,200)	$(3,200,995)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.15)	$(0.03)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	47,315,882	34,131,218	49,376,080	36,663,641

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2005
(Unaudited)

			Additional
	Common stock		Paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance, October 1, 2004 (Restated)	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864
Issuance of common stock for accrued compensation	5,699	6	12,988			12,994
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	224,667	225	374,483			374,708
Issuance of common stock for options exercised	870,441	871	364,801			365,672
Effect of variable accounting for options			1,056,936			1,056,936
Issuance of common stock and warrants in exchange for termination agreement	50,000	50	309,200	(156,750)		152,500
Cancellation of common stock and warrants in exchange for termination agreement	(250,000)	(250)	(1,054,750)	835,209		(219,791)
Amortization of unearned compensation				362,088		362,088
Net loss					(3,420,896)	(3,420,896)
Balance, March 31, 2005	49,636,918	$49,638	$58,225,935	$(1,089,297)	$(29,685,757)	$27,500,519

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2005 and 2004
(Unaudited)

	For the Six Months Ended March 31,
	2005	2004
		(Restated)

OPERATING ACTIVITIES
Net loss	$(3,420,896)	$(5,110,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (credit) for doubtful accounts	(3,972)	7,991
Depreciation and amortization	1,321,248	648,887
Amortization of unearned compensation	362,088	252,514
Effect of variable accounting for stock options	1,056,936	2,605,296
Issuance of common stock and warrants in exchange for termination of agreement	152,500	75,200
Cancellation of common stock and warrants in exchange for termination of agreement	(219,791)	—
Charge to interest expense for amortization of deferred finance costs and debt discount	—	14,645
Charge to interest expense from cashless exercise of warrants by lenders	—	1,256,155
Gain on settlement of accounts payable	—	(9,497)
Gain on sale of property and equipment	(81,316)	—
Changes in operating assets and liabilities:
Accounts receivable	(56,299)	(173,914)
Prepaid expenses and deposits	(20,428)	364,708
Accounts payable	338,520	26,571
Other accrued liabilities	(179,286)	(520,447)
Deferred revenue	(89,181)	5,272
Net cash used in operating activities	(839,877)	(557,320)
INVESTING ACTIVITIES
Purchase of property and equipment	(5,400,038)	(731,104)
Proceeds from sale of property and equipment	183,600	—
Acquisition of other assets	(28,515)	(20,465)
Net cash used in investing activities	(5,244,953)	(751,569)
FINANCING ACTIVITIES
Payments of notes payable	—	(69,651)
Proceeds from private placements of common stock and warrant	15,045,444	3,300,000
Proceeds from options exercised	365,672	551,759
Proceeds from warrants exercised	374,708	2,345,618
Payments of capital lease obligations	(33,071)	(97,113)
Net cash provided by financing activities	15,752,753	6,030,613
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,667,923	4,721,724
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,373,645	$5,229,499

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 78,314 shares of common stock	$0	$25,844

Issuance of 5,699 and 100,017 shares of common stock for accrued compensation	$12,994	$72,396

Issuance of 40,135 shares of common stock as settlement of accounts payable	$0	$28,094

Issuance of 873,821 shares of common stock for cashless exercises	$0	$1,256,155

Capital Lease obligation	$35,368	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$3,601	$13,849

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes To The Condensed Consolidated Financial Statements
(Unaudited)

1.	GENERAL

Interim Financial Statements:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2004 on Form 10-KSB/A filed with the Securities and Exchange Commission on May 12, 2005.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

Stock-Based Compensation:

As explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounts for its stock-based employee compensation plans under the intrinsic value method per Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” whereby compensation cost is recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of stock options beginning with its fiscal quarter ending December 31, 2006.

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to present additional pro forma information showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards to employees, net loss and loss per common share would have been increased to the pro forma amounts shown in the table below:

	Six Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004

Net loss, as reported	$(3,420,896)	$(5,110,701)	$(1,620,200)	$(3,200,995)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	1,089,536	259,194	194,937	689,629
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,092,437)	(250,670)	(912,297)	(117,318)
Pro forma net loss	$(3,423,797)	$(5,102,177)	$(2,337,560)	$(2,628,684)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.15)	$(0.03)	$(0.09)
Pro forma	$(0.07)	$(0.15)	$(0.05)	$(0.07)

The fair values of options granted were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions used during the six and three months ended March 31, 2005 and 2004:

	Six Months Ended March 31,	Six Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
	2005	2004	2005	2004

Expected volatility	76%	127%	76%	127%
Risk-free interest rate	4.00%	4.65%	4.00%	4.75%
Expected years of option life	1 to 5	1 to 5	1 to 5	1 to 5
Expected dividends	0%	0%	0%	0%

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

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants. For the six and three months ended March 31, 2005 and 2004, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of March 31, 2005, the Company had options and warrants that were exercisable (or potentially exercisable) into 8,703,167 shares of common stock (5,873,885 from warrants and 2,829,282 from options).

3.	SHARE CAPITAL

Preferred Shares:

As of March 31, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of March 31, 2005.

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

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the six months ended March 31, 2005:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share

Outstanding at September 30, 2004 (B)	1,809,000	2,539,306	1,501,694	$0.77
Granted (weighted average fair value of $2.39 per share)	(1,275,000)	1,275,000	—	$2.87
Expired	114,583	(114,583)	—	$—
Exercised (A)	—	(870,441)	870,441	$0.42
Outstanding at March 31, 2005 (B)	648,583	2,829,282	2,372,135	$1.74

(A)	The Company received cash payments of $365,672 upon the exercise of these options.
(B)
As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options prior to October 1, 2004 and, as a result, such options were subject to variable plan accounting.  Accordingly, during the six months ended March 31, 2005, the Company recognized a charge to general and administrative expenses of $1,056,936. During the six months ended March 31, 2004, as restated (See Note 10 herein), the Company recognized a charge of $2,605,296. Additionally, during the three months ended March 31, 2005, the Company recognized a charge to general and administrative expenses of $194,937 and $1,466,242, as restated, for the three months ended March 31, 2004.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the six months ended March 31, 2005, the Company issued 5,699 common shares to employees who purchased common shares from the Purchase Plan in exchange for accrued compensation of $12,994.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the six months ended March 31, 2005:

Number of Warrants Outstanding

Outstanding at September 30, 2004	4,226,348
Granted (A)	2,122,204
Cancelled (C)	(250,000)
Exercised (B)	(224,667)
Outstanding at March 31, 2005	5,873,885

(A)
In connection with the November 24, 2004 private placement described below, the Company issued warrants to purchase 2,122,204 shares of common stock at an exercise price of $3.40 per share that expire on November 24, 2007.

(B)
During the six months ended March 31, 2005, certain investors exercised warrants to purchase 28,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share and, as a result, the Company received cash proceeds of $374,708.

(C)	During the six months ended March 31, 2005, warrants to purchase 250,000 shares of common stock at an exercise price of $1.84 were cancelled as per the termination agreement with PDI.

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

Contracts:

The Company has previously entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $250,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

5.	CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2007. During the six months ended March 31, 2005 and the year ended September 30, 2004, the Company entered into lease agreements for new equipment having a cost basis of $35,368 and $92,418, respectively.  In addition, during the year ended September 30, 2004, the Company assumed capital leases for equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under capital leases as of March 31, 2005:

Amount
Year ending September 30,
2005	$32,909
2006	50,029
2007	20,368
2008	12,017
2009	4,253
Total minimum payments	119,576
Less amount representing interest	9,384

Present value of net minimum payments	110,192
Less current portion	57,924
Long-term portion	$52,268

6.	INCOME TAXES

As of March 31, 2005, the Company had net operating loss carryforwards of approximately $24,500,000 ($7,100,000 related to Canadian operations and $17,400,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $9,985,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2005. The Company had also offset such benefits through valuation allowances in prior years (see Note 13 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

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

The following table presents unaudited pro forma results of operations for informational purposes for the six and three months ended March 31, 2004, assuming the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2004:

	Six Months Ended March 31,	Three months Ended March 31,
	2004	2004

Total Revenue	$2,697,802	$1,450,024
Net loss	(5,100,050)	(2,740,248)
Net loss per common share	$(0.15)	$(0.07)

8.	GAIN ON SALE OF PROPERTY AND EQUIPMENT

On November 8, 2004, the Company sold 102 subscribers in a non-core 158-unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture, received $79,298. The Company's gain on the sale of this system, after expenses, was $81,822.

9.	SUBSEQUENT EVENTS

From April 1, 2005 through May 10, 2005, employees exercised 22,500 options to purchase common stock with exercise prices of $0.33 for total proceeds to the Company of $7,425.

10.	RESTATED FINANCIAL STATEMENTS

The Company, its Audit Committee and its independent registered public accounting firm have determined that certain of the Company’s issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards were not correctly accounted for due to an error in calculation and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation- An interpretation of APB No. 25 (Issue date 3/00). Accordingly, management has adjusted the Company’s financial statements for the six months ended March 31, 2005 and restated the Company's previously filed financial statements for December 31, 2004 and the six and three months ended March 31, 2004 as follows:

	Six Months Ended March 31, 2005	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	Six Months Ended March 31, 2004
	(Before Adjustments)	(As Adjusted)	(Previously Reported)	(Restated)
Statement of Operations:
General and administrative expenses	$2,440,854	$2,528,762	$3,531,852	$3,688,950
Net loss	$(3,332,988)	$(3,420,896)	$(4,953,603)	$(5,110,701)
Basic and diluted loss per common share	$(0.07)	$(0.07)	$(0.15)	$(0.15)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2004
	(Previously Reported)	(Restated)
Statement of Operations:
General and administrative expenses	$1,454,007	$2,078,765
Net loss	$(2,576,237)	$(3,200,995)
Basic and diluted loss per common share	$(0.07)	$(0.09)

	As of December 31, 2004	As of December 31, 2004
	(Previously Reported)	(Restated)
Balance sheet:
Additional paid -in capital	$56,178,389	$56,266,297
Accumulated deficit	$(26,703,114)	$(26,791,022)
Total Stockholders' Equity	$28,400,711	$28,400,711

Additionally, the restatement had no impact on either the cash flows from operating activities or total stockholders' equity.

  Item 2.    Management’s Discussion and Analysis or Plan of Operations

The Management’s Discussion and Analysis or Plan of Operation for the quarter ended March 31, 2005 presented below reflects certain restatements to the Company’s previously reported results of operation for this period.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are a start-up company, we may need to raise additional funds to meet business plan projections, we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our amended Annual Report on Form 10-KSB/A filed on May 12, 2005.

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, military bases, universities, nursing homes, hospitals and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with Directv, Inc. and have been working with large multi-family property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of satellite television service - DBS and Private Cable. First, we offer Direct Broadcast Satellite (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV® programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale prices charged to us by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

Whereas the first fiscal quarter of 2005 was one of financial accomplishment with the Company closing a $16.25 million private equity placement financing on November 24, 2004 to accelerate its growth, the second fiscal quarter of 2005 was centered on the actual growth. Between January 1, 2005 and March 31, 2005, the Company increased its quarter over quarter growth by 200% by adding 4,055 subscribers for a total of 30,152 subscribers. The Company’s breakdown of total subscribers by type and kind of service is as follows: (i) DIRECTV (bulk) 3,418; (ii) DIRECTV (choice/exclusive) 5,576; (iii) Private Cable (bulk) 15,589; (iv) Private Cable (choice/exclusive) 1,688; (v) DIRECTV BCA Program (bulk/choice) 984; (vi) Internet (bulk) 1,511; (vii) Internet (choice/exclusive) 1,386. In addition to the 30,152 billable subscribers reported as of March 31, 2005, there are additional units “under contract” in both existing and newly constructed properties that the Company will automatically recognize as “billable” subscribers as the contractual “phase in” or “move in” schedules relating to these properties mature.

In addition to actual subscriber growth, the Company continued to substantially increase the size of its backlog during the quarter. As of March 31, 2005, the Company had a backlog of approximately 152,000 units, as compared to December 31, 2004 when the Company’s backlog was approximately 129,000 units. One year ago, on March 31, 2004, the Company’s backlog was approximately 72,000 units. The Company’s work-in-progress (“WIP”) for the quarter continued to expand with 34,261 units at some stage in the construction process, compared to 26,819 units in construction as of December 31, 2004 and only 5,524 units in construction one year ago on March 31, 2004. The number of units that were added to WIP during the quarter ended March 31, 2005 were 12,188 and the number of units that became fully constructed and moved out of WIP during the quarter were 4,746. The Company is still increasing its resources devoted to moving more units more quickly through the construction phase.

Despite the Company’s Southeast and Midwest offices being in operation less than one year, these offices have taken hold and are beginning to provide significant growth. The Company’s Midwest regional office served 6,629 subscribers with a 39,821unit backlog as of March 31, 2005; and the Southwest regional office served 5,158 subscribers with a 33,274 unit backlog as of March 31, 2005. The Company’s well-established Northeast regional office, which is served by offices in New Jersey, Connecticut and Maryland, served 18,375 subscribers with a 79,314 unit backlog as of March 31, 2005.

During the quarter, the Company continued its venture into the military segment of the multi-dwelling unit market and in addition to the signed access agreements for Fort Ord, La Mesa Village and Fort Belvoir military family communities, the Company signed an agreement to provide services to 1,800 of the 4,000 units at the National Training center in Fort Irwin California.

Financially, at March 31, 2005, the Company had cash and cash equivalents of $14,373,645. Its revenues for the six months ended March 31, 2005 were $3,974,623, an increase of 119% over revenues of $1,811,819 during the six months ended March 31, 2004.  For the six months ended March 31, 2005, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $744,314. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. We believe that EBITDA is important because investors who follow our industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004 (Restated)	2005	2004 (Restated)

EBITDA	$(744,314)	$(319,355)	$(520,783)	$(182,500)
Interest Expense	(3,601)	(1,284,649)	(1,591)	(1,028,664)
Depreciation and Amortization	(1,321,248)	(648,887)	(712,020)	(339,550)
Warrants issued for professional services	(152,500)
Cancellation of warrants issued for professional services	219,791
Effect of Variable Accounting for Option Plans	(1,056,936)	(2,605,296)	(194,937)	(1,466,242)
Amortization of Unearned Compensation	(362,088)	(252,514)	(190,869)	(184,039)
Net Loss	$(3,420,896)	$(5,110,701)	$(1,620,200)	$(3,200,995)

The Company experienced negative EBITDA this quarter due to several one-time factors, including (i) additional expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, and (iii) employee year end bonuses. Additionally, the Company added additional human resources to accelerate growth during the quarter. Due to growth, certain business development initiatives, ongoing expenses associated with Sarbanes-Oxley compliance and fees associated with the Company’s application to move itself to a recognized exchange, the Company believes that it will be EBITDA slightly negative for the current quarter as well.

The Govt. Accountability Office (GAO) has recently released figures that DBS is continuing to grow significantly faster than cable, particularly in suburban and urban areas, citing growth rates since 2001 of 32% in suburban households, and 50% in urban. Overall, GAO said, DBS subscriptions grew to 21.3 million households (17.7% of U.S. homes) in 2004, from 15.5 million in 2001. With this added strength in the market, a strong balance sheet, a key executive team and fully operational offices in the Northeast, Midwest and the Southeast, the Company’s presence is becoming nationally known in the MDU market and its prospects for continued growth are very good. Management believes that the Company is sound in its strategy and operationally positioned to begin aggressive deployment to its growing backlog of properties.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2005, there were no material changes to accounting estimates or judgments.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is not effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

Revenue.  Our revenue for the six months ended March 31, 2005 increased 119% to $3,974,623 compared to revenue of $1,811,819 for the six months ended March 31, 2004. The revenue increase is primarily attributable to (i) the organic subscriber growth over the six months as a whole from the prior period, (ii) the acquisition of the subscribers of Direct Satellite, Inc. and PCM Acquisitions Corp. during the prior year (see Note 7), and (iii) the introduction of the Bulk Choice Advantage (“BCA”) program by DIRECTV effective November 15, 2004 (see Note 1 concerning the change in revenue recognition of certain revenue). We expect an increase in revenue as our subscriber growth continues.

Direct Costs.  Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $1,580,102 for the period ended March 31, 2005, as compared to $523,679 for the period ended March 31, 2004, primarily as a result of the increase in the number of subscribers over the six months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to increase the number of DIRECTV and broadband subscribers in 2005 and convert certain private cable subscribers to DIRECTV services, therefore, direct costs as a percentage of revenue are expected to decrease.

Sales Expenses.  Sales expenses were $942,685 for the six months ended March 31, 2005, compared to $231,342 in the six months ended March 31, 2004. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast and Mid-Atlantic regions. We expect this trend to continue as our subscriber growth and expansion continues. However, we do anticipate that sales expense as a percent of revenue to decline in 2005.

Customer Service Expenses.  Customer service expenses were $1,186,710 for the six months ended March 31, 2005, as compared to $537,914 in the six months ended March 31, 2004. This increase is primarily the result of the increase in number of subscribers the Company serviced during these time periods and also the positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth in 2005. As with sales expense, certain expenses are fixed and as a result, the customer service expense as a percent of revenue is expected to decline.

General and Administrative Expenses.  General and administrative expenses decreased to $2,528,762 for the six months ended March 31, 2005, from $3,688,950 in the six months ended March 31, 2004.  This decrease is primarily the result of a decrease in noncash charges of $2,941,001 to $1,351,733 for the six months ended March 31, 2005.  The decrease was attributable to a lower noncash charge in the six months ended March 31, 2005 of $1,056,936 for the effects of variable accounting for stock options and $362,088 for the amortization of deferred compensation attributable to the fair value of options and warrants issued for services, $152,500 for the issuance of options and warrants in exchange for services and a credit of $219,791 due to the cancellation of the warrants issued to PDI in exchange for services. Excluding these noncash charges, general and administrative expenses were $1,177,029, an increase of 57% over the general and administrative expenses excluding noncash charges for the period ended March 31, 2004. This was primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings (iii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, (iv) increased staff and (v) employee bonuses.

Other Non-Cash Charges.  Depreciation and amortization expenses increased from $648,887 during the six months ended March 31, 2004, to $1,321,248 during the six months ended March 31, 2005.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  There was no noncash interest expense for the six months ended March 31, 2005, as compared to $1,270,800 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expenses from the cashless exercise of warrants by investors, for the six months ended March 31, 2004.

Other Income. On November 8, 2004, the Company sold 102 subscribers in a non-core 158 unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture, received $79,298. The Company's gain on the sale of this system, after expenses, was $81,822 (see Note 8).

Net Loss.  Primarily as a result of the above, and noncash charges of $2,672,981, we reported a net loss of $3,420,896 for the six months ended March 31, 2005, compared to a net loss of $5,110,701 for the six months ended March 31, 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Revenue.   Our revenue for the three months ended March 31, 2005 increased 120% to $2,075,552 compared to revenues of $941,767 for the three months ended March 31, 2004. The revenue increase is attributable to the increase in number of subscribers due to (i) organic growth of subscribers, (ii) the acquisition of the subscribers of Direct Satellite, Inc. and PCM Acquisitions Corp. during the prior year (see Note 7), and (iii) the introduction of the Bulk Choice Advantage (“BCA”) program by DIRECTV effective November 15, 2004 (see Note 1 concerning the change in revenue recognition of certain revenue). We expect an increase in revenue as our subscriber growth continues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $828,854 for the period ended March 31, 2005, as compared to $308,560 for the period ended March 31, 2004, primarily as a result of serving a larger subscriber base as a whole over the three month period .  We expect a proportionate increase in direct costs as our subscriber growth continues. However, as the mix of subscriber service begins to change, we expect direct costs as a percentage of revenue to decline.

Sales Expenses.   Sales expenses were $453,286 for the three months ended March 31, 2005, compared to $140,484 in the three months ended March 31, 2004. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast and Mid-Atlantic regions. We expect this trend to continue as our subscriber growth and expansion continues. However, we do anticipate that sales expense as a percent of revenue to decline in 2005.

Customer Service Expenses.   Customer service expenses were $656,335 for the three months ended March 31, 2005, as compared to $264,696 in the three months ended March 31, 2004. This increase is primarily the result of the increase in the Company’s subscriber base and positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth in 2005. As with sales expense, certain expenses are fixed and as a result, the customer service expense as a percent of revenue is expected to decline.

General and Administrative Expenses.   General and administrative expenses decreased to $1,112,458 for the three months ended March 31, 2005, from $2,078,765 in the three months ended March 31, 2004.  This decrease is primarily the result of a reduction in noncash charges of $385,806 for the three months ended March 31, 2005 compared to $1,650,589 for the three months ended March 31, 2004.  The decrease was attributable to noncash charges in the three months ended March 31, 2005 of $194,937 for the effects of variable accounting for stock options and $190,869 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services. Excluding these noncash charges, general and administrative expenses were $726,652, an increase of 70% from the prior period, primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings, (iii) increased staff and (iv) employee year end bonuses.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $339,550 during the three months ended March 31, 2004, to $712,020 during the three months ended March 31, 2005.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period inclusive of the acquisition of DSI and PCM.  There was no noncash interest expense for the three months ended March 31, 2005, as compared to $1,015,259 for the three months ended March 31, 2004.

Other Income. On November 8, 2004, the Company sold 102 subscribers in a non-core 158 unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venturer, received $79,298. The Company's gain on the sale of this system, after expenses, was $81,822 (see Note 8).

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $1,097,826, we reported a net loss of $1,620,200 for the three months ended March 31, 2005, compared to a net loss of $3,200,995 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2005

During the six months ended March 31, 2005 and 2004, we recorded a net loss of $3,420,896 and $5,110,701, respectively. We had negative cash flows from operating activities of $839,877 and $557,320 during the periods ended March 31, 2005 and 2004, respectively. At March 31, 2005, we had an accumulated deficit of $29,685,757.

Due to the Company’s increased cash balance as of March 31, 2005, primarily from the private placements and the exercise of warrants and options, the Company believes that it has adequate financial resources to fund its operations, material commitments and planned growth strategy for at least twelve months.

Cash Balance.   At March 31, 2005, we had cash and cash equivalents of $14,373,645, compared to $4,705,722 at September 30, 2004. The increase in our cash balance was primarily due to the net proceeds of the November equity private placements and the exercise of warrants and options.

Operating Activities.   Our operations used net cash of $839,877 during the six months ended March 31, 2005, including a $338,520 increase in our accounts payable and accrued liabilities during the period and a $56,299 net increase in our accounts receivable during the period.  Our net loss of $3,420,896 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $2,672,981.

  Investing Activities.   During the six months ended March 31, 2005, we purchased $5,400,038 of equipment relating to subscriber additions during the period and for future periods and paid $28,515 for the acquisition of new subscribers. Additionally, the Company received $183,600 in proceeds from the sale of 102 subscribers in the Avalon Landing property, which had been part of a joint venture. The Company purchased Avalon Bay's interest in the Joint Venture on July 28, 2003. The Company's gain on the sale of this private cable system, after expenses, was $81,822.

Financing Activities.   During the six months ended March 31, 2005, we used $33,071 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $35,368.  Regarding equity financing activities, we (i) issued 5,699 shares of common stock for accrued salaries of $12,994, (ii) issued 224,667 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $374,708, (iii) issued 870,441 common shares upon the exercise of options, which resulted in net proceeds to the Company of $365,672, and (iv) closed a $16.25 million private equity placement financing for net proceeds of $15,045,444.

Working Capital   As at March 31, 2005, we had working capital of approximately $13,600,000, compared to a working capital of approximately $4,000,000 as at September 30, 2004 primarily, as a result of the private placement from which the Company received net proceeds of approximately $15,000,000.

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

Other Subsequent Events. From April 1, 2005 through May 10, 2005, employees exercised 22,500 options to purchase common stock with an exercise price of $0.33 per share.

Item 3.    Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures are effective, other than as set forth below,  in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the six months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At March 31, 2005 and through the date of this filing, the Company was a party to one litigation matter.

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax (GST) that was owed to MDU Communications Inc. (the Canadian subsidiary) on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. The case is in the early discovery stage. The Company does not believe that the impact of this litigation will be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the period ending March 31, 2005.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 11, 2005	By:	/s/ SHELDON NELSON

Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 11, 2005	By:	/s/ CARMEN RAGUSA, JR.

Carmen Ragusa, Jr. Vice President of Finance