Form 10KSB/A
period 2004-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-05-13
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

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

PART I

Note: Restated Financial Statements

The Company, its Audit Committee and its independent registered public accounting firm have determined that certain of the Company’s issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards were not correctly accounted for due to an error in calculation, and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue date 3/00). Accordingly, management has restated the Company’s financial statements for the year ended September 30, 2004 and the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004. The reasons for, and financial impact of, the adjustments are described in Note 16 to the Notes to Financial Statements set forth herein and in Item 6 “Management’s Discussion and Analysis of Plan of Operation.” Previously issued financial statements for such periods should not be relied upon.

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2004, it has accumulated losses of approximately $26,265,000 (as restated). The Company does not expect to have profitable operations until sometime in fiscal year 2005, and it cannot assure that it will ever achieve or attain profitability. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

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

F.   Purchases of Equity Securities

None

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The Management’s Discussion and Analysis or Plan of Operation for the year ended September 30, 2004 presented below reflects certain restatements to the Company’s previously reported results of operation for this period. See Note 16 to the Notes to Financial Statements for a discussion of these restatements.

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

	Years Ended
	September 30,
	2004 (as restated)	2003
EBITDA	$(693,319)	$913,791
Interest Expense	(2,755,115)	(988,659)
Depreciation and Amortization	(1,620,164)	(1,264,792)
Warrants issued for consulting services	(313,040)	0
Effect of Variable Accounting for Option Plans	(2,801,682)	(714,130)
Amortization of Unearned Compensation	(757,815)	(63,917)
Net Loss	$(8,941,135)	$(2,117,707)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

Net Loss.    As a result of the discussion below, we reported a net loss of $8,941,135 for the year ended September 30, 2004 compared to a net loss of $2,117,707 for the year ended September 30, 2003.

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

General and Administrative Expenses.    General and administrative expenses increased to $5,561,102 in 2004 from $2,278,818 in the year ended September 30, 2003. The increase is primarily the result of noncash charges of $4,004,276 in 2004 compared to noncash charges of $835,168 in 2003. The noncash charges are attributable to $2,801,682 for the effects of variable accounting for stock options, $757,815 for the amortization of unearned compensation related to the fair value of options and warrants issued for services, $313,040 for the issuance of options and warrants in exchange for services and a provision for doubtful accounts of $131,739. Excluding these noncash charges, general and administrative expenses were $1,556,826, an increase of 8% from September 30, 2003, primarily the result of increased professional fees. We do expect general and administrative expense to increase in 2005 as a result of, subscriber growth, the addition of an executive(s) and costs related to efforts to be Sarbanes-Oxley compliant by the end of fiscal 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2004 and 2003, we recorded a net loss of $8,941,135 and $2,117,707, respectively. We had negative cash flows from operating activities of $703,162 during the year ended September 30, 2004, and we had positive cash flows from operating activities of $663,123 during the year ended September 30, 2003. At September 30, 2004, we had an accumulated deficit of $24,990,326.

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

Operating Activities.    Our operations used net cash of $703,162 during the year ended September 30, 2004, including an $86,300 decrease in our accounts payable and accrued liabilities during the period. Additionally, during the year ended September 30, 2004, the net increase in accounts receivable, before the addition of $102,821 in accounts receivable purchased from PCM, was $487,499.  Our net loss of $8,941,135 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, charges to interest expense for amortization of deferred finance costs, debt discount and other non-cash charges associated with stock options and warrants of $8,360,236.

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2004 and for the year then ended.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 9, 2004, except for Note 16 which is as of May 9, 2005

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Balance Sheets September 30, 2004 and 2003

	September 30,	September 30,
	2004	2003
	(as restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,705,722	$507,775
Accounts receivable- trade, net of allowance of $76,319 and $72,605	938,652	348,332
Prepaid expenses and deposits	98,834	463,314
TOTAL CURRENT ASSETS	5,743,208	1,319,421

Telecommunications equipment inventory	325,218	255,878
Property and equipment, net of accumulated depreciation of $2,771,311 and $1,633,234	6,401,833	3,736,680
Intangible assets, net of accumulated amortization of $1,407,621 and $925,534	3,226,217	1,081,982
TOTAL ASSETS	$15,696,476	$6,393,961

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT LIABILTIES
Accounts payable	$609,115	$489,275
Other accrued liabilities	548,907	700,171
Current portion of notes payable, net of debt discount of $14,645		86,653
Current portion of deferred revenue	615,995	373,513
Current portion of capital lease obligations	58,280	94,721
TOTAL CURRENT LIABILITIES	1,832,297	1,744,333

Deferred revenue, net of current portion	43,700	206,428
Capital lease obligations, net of current portion	49,615	—
TOTAL LIABILITIES	1,925,612	1,950,761
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 and 50,000,000 shares authorized, 42,672,671 and 27,751,479 shares issued and outstanding	42,673	27,750
Additional paid-in capital	42,122,896	21,822,509
Unearned compensation	(2,129,844)	(83,333)
Accumulated deficit	(26,264,861)	(17,323,726)
TOTAL STOCKHOLDERS’ EQUITY	13,770,864	4,443,200
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,696,476	$6,393,961

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Operations Years Ended September 30, 2004 and 2003

	2004	2003
	(as restated)
REVENUE	$4,490,235	$4,124,394

OPERATING EXPENSES
Direct costs	1,391,464	1,060,198
Sales expenses	884,523	353,980
Customer service expenses	1,268,694	1,075,255
General and administrative expenses
(including non-cash charges of $4,004,276 and $835,168 )	5,561,102	2,278,818
Depreciation and amortization	1,620,164	1,264,792
TOTALS	10,725,947	6,033,043

OPERATING LOSS	(6,235,712)	(1,908,649)

Other income (expense)
Gain on sale of customers	—	869,259
Gain on settlement of accounts payable	33,840	175,011
Loss on extinguishment of notes	—	(174,472)
Interest income	48,033	4,746
Interest expense (including non-cash interest charges of
$2,735,796 and $914,779 )	(2,755,115)	(998,659)
Minority interest	—	(84,943)
Other	(32,181)	—
NET LOSS	$(8,941,135)	$(2,117,707)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.24)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,607,929	22,788,924

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Condensed Consolidated Statements of Stockholders’ Equity Years Ended September 30, 2004 and 2003 as restated

	Common stock		Additional	Unearned	Accumulated
	Shares	Amount	paid-in capital	compensation	deficit	Total
Balance, October 1, 2002	19,539,136	$19,539	$18,506,291		$(15,206,019)	$3,319,811
Conversion of notes payable and accrued interest	3,447,506	3,447	1,165,545			1,168,992
Issuance of common stock for accrued compensation	944,559	945	197,896			198,841
Issuance of common stock as partial settlement of accounts payable	140,000	140	26,460			26,600
Issuance of warrants in connection with issuance of notes payable			89,550			89,550
Issuance of warrants in connection with extinguishment of notes payable			174,472			174,472
Issuance of common stock through private placement	3,300,000	3,300	660,637			663,937
Effect of variable accounting for options			714,130			714,130
Issuance of common stock for warrants exercised	94,653	93	8,507			8,600
Issuance of common stock for options exercised	285,625	286	131,771			132,057
Issuance of options and warrants in exchange for services			147,250	(147,250)		-
Amortization of unearned compensation				63,917		63,917
Net loss					(2,117,707)	(2,117,707)
Balance, September 30, 2003	27,751,479	27,750	21,822,509	(83,333)	(17,323,726)	4,443,200
Conversion of notes payable and accrued interest	78,314	79	25,765			25,844
Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094
Issuance of common stock for accrued compensation	103,353	103	79,031			79,134
Issuance of common stock for compensation	182,190	182	413,284	(405,626)		7,840
Issuance of common stock for services	100,000	100	229,900			230,000
Issuance of common stock and warrants in connection with private placement	4,829,064	4,829	8,344,785			8,349,614
Issuance of common stock for warrants exercised, including effects of cashless exercises	7,997,067	7,998	5,299,477			5,307,475
Issuance of common stock for options exercised, including effects of cashless exercises	1,091,069	1,092	605,009			606,101
Effect of variable accounting for options			2,801,682			2,801,682
Issuance of common stock, options and warrants in exchange for services (restated)	500,000	500	2,473,400	(2,398,700)		75,200
Amortization of unearned compensation				757,815		757,815
Net loss					(8,941,135)	(8,941,135)
Balance, September 30, 2004 (restated)	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Cash Flows Years ended September 30, 2004 and 2003

	For the year ended
	September 30,
	2004	2003
	(as restated)
OPERATING ACTIVITIES
Net loss	$(8,941,135)	$(2,117,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	131,739	57,121
Depreciation and amortization	1,620,164	1,264,792
Amortization of unearned compensation	757,815	63,917
Effect of variable accounting for stock options	2,801,682	714,130
Issuance of common stock, options and warrants in exchange of services	313,040	—
Charge to common stock, interest expense for amortization of deferred finance costs and debt discount	14,645	914,779
Charge to interest expense from cashless exercise of warrants	2,721,151	—
Minority interest	—	84,943
Gain on settlement of accounts payable	(33,840)	(175,011)
Loss on extinguishment of notes payable	—	174,472
Gain on sale of customers	—	(869,259)
Changes in operating assets and liabilities:
Accounts receivable	(618,957)	635,240
Prepaid expenses and deposits	364,480	18,336
Accounts payable	157,866	(15,943)
Other accrued liabilities	(71,566)	242,067
Deferred revenue	79,754	(328,754)
Net cash provided by (used in) operating activities	(703,162)	663,123
INVESTING ACTIVITIES
Purchase of property and equipment	(2,132,351)	(1,465,853)
Proceed from sale of customers and property and equipment	—	1,443,522
Acquisition of other assets	(319,232)	—
Acquisition of Direct Satellite, Inc.	(2,515,000)	—
Acquisition of PCM, Inc.	(1,455,691)	—
Contributions to joint venture	—	(73,589)
Distributions from joint venture	—	27,300
Purchase of remaining interest in joint venture	—	(319,625)
Net cash used in investing activities	(6,422,274)	(388,245)
FINANCING ACTIVITIES
Payments of notes payable	(91,721)	(793,045)
Proceeds from issuance of notes payable	—	250,000
Proceeds from private placements of common stock and warrants	8,349,614	663,937
Proceeds from options exercised	606,100	132,057
Proceeds from warrants exercised	2,586,328	8,600
Payments of capital lease obligations	(126,938)	(127,929)
Net cash provided by financing activities	11,323,383	133,620
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,197,947	408,498
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	507,775	99,277
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,705,722	$507,775

	2004	2003

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 78,314 and 3,447,506 shares of
common stock	$25,844	$1,168,992

Issuance of 103,353 and 944,559 shares of common stock for accrued compensation	$79,134	$198,841

Issuance of 40,135 and 140,000 shares of common stock as settlement of accounts
payable	$28,094	$26,600

Issuance of 1,807,450 and 74,653 shares of common stock for cashless
exercises	$2,721,151	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$19,319	$83,880

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

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.  During the year ended September 30, 2003, the Board of Directors approved the repricing of certain options previously granted to directors, officers, employees and consultants from $0.60 per share to $0.33 per share.  As of September 30, 2003, a total of 1,925,624 of the 2,565,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $0.33 per share.  As a result of such repricing, the Company is subject to variable-plan accounting for such options and, accordingly, it recognized non-cash charges for compensation expense of $2,801,682 and $714,630 during the years ended September 30, 2004 and 2003, respectively, based on the net increases in the market value of the options subsequent to the respective dates of repricing.

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

	Years ended September 30,
	2004	2003
	(restated)
Net loss as reported	$(8,941,135)	$(2,117,707)
Add: stock-based employee compensation expense included in net loss, net of related tax effects	2,682,932	714,630
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(385,320)	(135,892)
Pro forma net loss	$(6,643,523)	$(1,538,969)
Basic and diluted net loss per share:
As reported	$(0.24)	$(0.09)
Pro forma	$(0.18)	$(0.07)

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

(D) - As discussed above, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the years ended September 30, 2004 and 2003, the Company recognized charges to general and administrative expenses of $2,801,682 and $714,130, respectively, for the increase in market price per share of the Company’s common stock.

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

The following table presents the unaudited pro forma results of operations for informational purposes for the years ended September 30, 2004 and 2003, assuming that the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2003:

	2004	2003
	(restated)
Total Revenue	$5,716,785	$5,818,007
Net loss	(8,821,988)	(2,200,972)
Net loss per common share	$(0.23)	$(0.10)

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

As of September 30, 2004 and 2003, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2004	2003
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$6,630,463	$3,866,000
Canada	3,244,000	3,199,000
Depreciation of property and equipment
Amortization of intangible assets	394,000	274,000
Other	334,000	63,000
Totals	10,092,000	7,402,000
Deferred tax liabilities—depreciation of property and equipment	(712,000)	(450,000)
Net deferred tax assets	9,890,000	6,952,000
Less valuation allowance	(9,890,000)	(6,952,000)
Totals	$—	$—

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

16.  RESTATEMENT OF FINANCIAL INFORMATION

In connection with its review of our financial statements for the quarter ended March 31, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of the Company that certain issued and outstanding stock options that are subject to variable plan accounting treatment under applicable accounting standards had not been correctly accounted for due to an error in calculation, and, accordingly, previously unrecognized noncash compensation expense should have been recognized in certain of the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25” (Issue date 3/00). Under variable plan accounting, compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. After reviewing the matter with its current independent registered public accounting firm, the Company has identified certain adjustments that necessitates the restatement of its financial statements for the year ended September 30, 2004 and the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004 .

The restatement adjustments to the Company’s financial statements made by management for the year ended September 30, 2004 and the quarters ended December 31, 2003, March 31, 2004 and June 30, 2004 are summarized as follows:

MDU COMMUNICATIONS INTERNATIONAL, INC. Restated Condensed Consolidated Statements of Operations For the Quarter Ended December 31, 2003

	As Previously Reported For the Qtr Ended 12/31/2003	Restatement Adjustment For the Qtr Ended 12/31/2003	As Restated For the Qtr Ended 12/31/2003

REVENUE	$870,052	$—	$870,052

OPERATING EXPENSES
Direct costs	215,119	—	215,119
Sales expenses	90,858	—	90,858
Customer service expenses	273,218	—	273,218
General and administrative expenses	2,077,845	(467,660)	1,610,185
Depreciation and amortization	309,337	—	309,337
TOTALS	2,966,377	(467,660)	2,498,717

OPERATING LOSS	(2,096,325)	467,660	(1,628,665)

Other income (expense)
Gain on sale of customers	—		—
Gain on settlement of accounts payable	4,443		4,443
Interest income	2,683		2,683
Interest expense	(255,985)		(255,985)
Other	(32,182)		(32,182)
NET INCOME (LOSS)	$(2,377,366)	$467,660	$(1,909,706)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)		$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	31,626,321		31,626,321

Additional Paid-in Capital	$29,658,711	$(467,660)	$29,191,051

Retained Earnings	$(19,701,092)	$467,660	$(19,233,432)

MDU COMMUNICATIONS INTERNATIONAL, INC. Restated Condensed Consolidated Statements of Operations For the Quarter Ended March 31, 2004

	As Previously Reported For the Qtr Ended 3/31/2004	Restatement Adjustment For the Qtr Ended 3/31/2004	As Restated For the Qtr Ended 3/31/2004

REVENUE	$941,767	$—	$941,767

OPERATING EXPENSES
Direct costs	308,560	—	308,560
Sales expenses	140,484	—	140,484
Customer service expenses	264,696	—	264,696
General and administrative expenses	1,454,007	624,758	2,078,765
Depreciation and amortization	339,550	—	339,550
TOTALS	2,507,297	624,758	3,132,055

OPERATING LOSS	(1,565,530)	(624,758)	(2,190,288)

Other income (expense)
Gain on sale of customers	—		—
Gain on settlement of accounts payable	5,054		5,054
Interest income	12,903		12,903
Interest expense	(1,028,664)		(1,028,664)
Other	—		—
NET LOSS	$(2,576,237)	$(624,758)	$(3,200,995)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)		$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,663,641		36,663,641

Additional Paid-in Capital	$34,314,337	$157,098	$34,471,435

Retained Earnings	$(22,277,329)	$(157,098)	$(22,434,427)

MDU COMMUNICATIONS INTERNATIONAL, INC. Restated Condensed Consolidated Statements of Operations For the Quarter Ended June 30, 2004

	As Previously Reported For the Qtr Ended 6/30/2004	Restatement Adjustment For the Qtr Ended 6/30/2004	As Restated For the Qtr Ended 6/30/2004

REVENUE	$1,193,746	$—	$1,193,746

OPERATING EXPENSES
Direct costs	345,200	—	345,200
Sales expenses	228,304	—	228,304
Customer service expenses	301,279	—	301,279
General and administrative expenses	(522,644)	1,339,783	817,139
Depreciation and amortization	423,080	—	423,080
TOTALS	775,219	1,339,783	2,115,002

OPERATING LOSS	418,527	(1,339,783)	(921,256)

Other income (expense)
Gain on sale of customers	—		—
Gain on settlement of accounts payable	12,935		12,935
Interest income	16,367		16,367
Interest expense	(648,611)		(648,611)
Other	—		—
NET LOSS	$(200,782)	$(1,339,783)	$(1,540,565)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)		$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	39,746,478		39,746,478

Additional Paid-in Capital	$39,574,130	$1,496,881	$41,071,011

Retained Earnings	$(22,478,111)	$(1,496,881)	$(23,974,992)

MDU COMMUNICATIONS INTERNATIONAL, INC. Restated Condensed Consolidated Statements of Operations For the Year Ended September 30, 2004

	As Previously Reported For the Year Ended 9/30/2004	Restatement Adjustment For the Year Ended 9/30/2004	As Restated For the Year Ended 9/30/2004

REVENUE	$4,490,235	$—	$4,490,235

OPERATING EXPENSES
Direct costs	1,391,464	—	1,391,464
Sales expenses	884,523	—	884,523
Customer service expenses	1,268,694	—	1,268,694
General and administrative expenses	4,286,567	1,274,535	5,561,102
Depreciation and amortization	1,620,164	—	1,620,164
TOTALS	9,451,412	1,274,535	10,725,947

OPERATING LOSS	(4,961,177)	(1,274,535)	(6,235,712)

Other income (expense)
Gain on sale of customers	—		—
Gain on settlement of accounts payable	33,840		33,840
Interest income	48,033		48,033
Interest expense	(2,755,115)		(2,755,115)
Other	(32,181)		(32,181)
NET LOSS	$(7,666,600)	$(1,274,535)	$(8,941,135)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.20)		$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,607,929		37,607,929

Additional Paid-in Capital	$40,848,361	$1,274,535	$42,122,896

Retained Earnings	$(24,990,326)	$(1,274,535)	$(26,264,861)

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures, as of the end of such period, are effective, other than as set forth below, in making known to him information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act on a timely basis.

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
Sheldon Nelson Chief Financial Officer May 12, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	May 12, 2005

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	May 12, 2005

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	May 12, 2005

/s/ EDWARD HUGUEZ
Edward Huguez	Director	May 12, 2005