Form 10QSB
period 2005-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-08-12
CIK 1086139

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2005, there were 49,555,912 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited) and September 30, 2004

	June 30, 2005	September 30, 2004

ASSETS

CURRENT
Cash and cash equivalents	$11,874,491	$4,705,722
Accounts receivable- trade, net of an allowance of $77,742 and $76,319	1,257,105	938,652
Prepaid expenses and deposits	153,782	98,834
TOTAL CURRENT ASSETS	13,285,378	5,743,208

Telecommunications equipment inventory	1,035,915	325,218
Property and equipment, net of accumulated depreciation of $4,246,524 and $2,771,311	12,190,372	6,401,833
Intangible assets, net of accumulated amortization of $2,061,654 and $1,407,621	2,746,966	3,226,217
TOTAL ASSETS	$29,258,631	$15,696,476

LIABILITIES and STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$700,545	$609,115
Other accrued liabilities	721,086	548,907
Current portion of deferred revenue	599,661	615,995
Current portion of capital lease obligation	57,924	58,280
TOTAL CURRENT LIABILITIES	2,079,216	1,832,297

Deferred revenue, net of current portion	6,702	43,700
Capital lease obligation, net of current portion	36,639	49,615
TOTAL LIABILITIES	2,122,557	1,925,612
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 49,555,912 and 42,672,671 shares issued and outstanding	49,557	42,673
Additional paid-in capital	57,253,318	42,122,896
Unearned compensation	(694,511)	(2,129,844)
Accumulated deficit	(29,472,290)	(26,264,861)
TOTAL STOCKHOLDERS’ EQUITY	27,136,074	13,770,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,258,631	$15,696,476

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Nine Months		Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUE	$6,389,189	$3,005,565	$2,414,566	$1,193,746

OPERATING EXPENSES
Direct costs	2,538,449	868,879	958,347	345,200
Sales expenses	1,428,988	459,646	486,303	228,304
Customer service expenses	1,898,569	839,193	711,859	301,279
General and administrative expenses (including non-cash charge (credit) of $724,455, $3,426,385, ($623,306) and $485,353)	2,468,633	4,506,090	(60,129)	817,139
Depreciation and amortization	2,129,246	1,071,967	807,998	423,080
TOTALS	10,463,885	7,745,775	2,904,378	2,115,002

OPERATING LOSS	(4,074,696)	(4,740,210)	(489,812)	(921,256)

Other income (expense)
Gain on sale of customers and property and equipment	715,696	—	634,380	—
Gain on settlement of accounts payable	—	22,432	—	12,935
Interest income	156,989	31,953	70,716	16,367
Interest expense (including noncash interest of $1,916,360 and $645,560 in 2004)	(5,418)	(1,933,260)	(1,817)	(648,611)
Other	—	(32,182)	—	—
NET INCOME (LOSS)	$(3,207,429)	$(6,651,267)	$213,467	$(1,540,565)
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$(0.07)	$(0.18)	$0.00	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,080,873	35,996,140	49,610,854	39,746,478

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2005
(Unaudited)

	Common stock		Additional paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance, October 1, 2004	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864
Issuance of common stock for accrued compensation	11,864	12	28,197			28,209
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	224,667	225	374,483			374,708
Issuance of common stock for options exercised	978,270	979	400,267			401,246
Effect of variable accounting for options			423,999			423,999
Issuance of common stock in exchange for termination of agreement	105,000	105	468,595	(198,500)		270,200
Cancellation of common stock and warrants in exchange for termination of agreement	(500,000)	(500)	(1,604,500)	1,178,959		(426,041)
Amortization of unearned compensation				454,874		454,874
Net loss					(3,207,429)	(3,207,429)
Balance, June 30, 2005	49,555,912	$49,557	$57,253,318	$(694,511)	$(29,472,290)	$27,136,074

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2005 and 2004
(Unaudited)

	For the Nine Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(3,207,429)	$(6,651,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,423	8,021
Depreciation and amortization	2,129,246	1,071,967
Amortization of unearned compensation	454,874	498,680
Effect of variable accounting for stock options	423,999	2,844,484
Effect of issuance of common stock in exchange for termination of agreement and warrants issued for services	270,200	75,200
Effect of cancellation of common stock and warrants in exchange for termination of agreement	(426,041)	—
Charge to interest expense for amortization of deferred finance costs and debt discount	—	14,645
Charge to interest expense from cashless exercise of warrants by lenders	—	1,901,715
Gain on settlement of accounts payable	—	(22,432)
Gain on sale of customers, property and equipment	(715,696)	—
Changes in operating assets and liabilities:
Accounts receivable	(319,876)	(443,579)
Prepaid expenses and deposits	(54,948)	343,252
Accounts payable	91,430	2,935
Other accrued liabilities	200,388	(533,257)
Deferred revenue	(53,332)	46,890
Net cash used in operating activities	(1,205,762)	(842,746)
INVESTING ACTIVITIES
Purchase of property and equipment	(8,452,300)	(1,199,980)
Proceeds from sale of customers, property and equipment	1,232,648	—
Acquisition of other assets	(178,515)	(2,549,602)
Net cash used in investing activities	(7,398,167)	(3,749,582)
FINANCING ACTIVITIES
Payments of notes payable	—	(83,108)
Proceeds from private placements of common stock and warrants	15,045,444	8,349,614
Proceeds from options exercised	401,246	606,100
Proceeds from warrants exercised	374,708	2,548,205
Payments of capital lease obligations	(48,700)	(114,845)
Net cash provided by financing activities	15,772,698	11,305,966
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,168,769	6,713,638
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,874,491	$7,221,413

	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes’ payable and accrued interest into 78,314 shares of common stock	$0	$25,844

Issuance of 11,864 and 103,353 shares of common stock for accrued compensation	$28,209	$79,134

Issuance of 40,135 shares of common stock as settlement of accounts payable	$0	$28,094

Capital lease obligation	$35,368	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$5,418	$16,900

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

	Nine Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(3,207,429)	$(6,651,267)	$213,467	$(1,540,565)
Add: Total stock-based employee compensation expense (credit) determined under the intrinsic value method for all awards, net of related tax effects	456,599	1,631,578	(632,937)	1,372,383
Deduct: Total stock-based employee compensation expense (credit) determined under the fair value based method for all awards, net of related tax effects	(660,402)	(393,751)	36,544	(144,844)
Pro forma net loss	$(3,411,232)	$(5,413,440)	$(382,926)	$(313,026)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.18)	$0.00	$(0.04)
Pro forma	$(0.07)	$(0.15)	$(0.01)	$(0.01)

The fair values of options granted were determined using a Black-Scholes option pricing model in accordance with SFAS 123 with the following assumptions used during the nine and three months ended June 30, 2005 and 2004:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004

Expected volatility	76%	127%	76%	127%
Risk-free interest rate	4.00%	4.65%	4.00%	4.75%
Expected years of option life	1 to 5	1 to 5	1 to 5	1 to 5
Expected dividends	0%	0%	0%	0%

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

2. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted per share amounts are presented to reflect the dilutive effects of the inclusion in the weighted average number of common shares outstanding for a period of the additional number of common shares arising from the assumed issuance of common stock upon the exercise of stock options or warrants. For the nine months ended June 30, 2005 and 2004 and the three months ended June 30, 2004, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. For the three months ended June 30, 2005, the diluted income per share would approximate the basic income per share utilizing the treasury stock method. As of June 30, 2005, the Company had options and warrants that were exercisable (or potentially exercisable) into 9,018,394 shares of common stock (5,873,885 from warrants and 3,144,509 from options).

3.  SHARE CAPITAL

Preferred Shares:

As of June 30, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of June 30, 2005.

Common Shares (unearned compensation):

On May 19, 2005, the Company and B.A.A.M. LLC (“BAAM”) executed an agreement for the termination of the Memorandum of Understanding for a Strategic Partnership (the “BAAM Agreement”) executed on February 12, 2004 (see Note 4 in the Audited Financial Statements). The termination resulted in the return to the Company for cancellation of the original stock certificate representing 250,000 shares of common stock and executed a standard release for any and all causes of action under the BAAM Agreement. In return, the Company re-issued to BAAM a stock certificate for 55,000 registered shares of common stock.

The Company had initially recorded the fair value of the 250,000 shares of $550,000 as unearned compensation of which $206,250 was amortized to expense during the period from February 12, 2004 to March 31, 2005. The 55,000 shares issued in connection with the termination of the BAAM agreement had a fair value of $117,700. Accordingly, the Company recorded a net credit to expense of $88,550 during the three months ended June 30, 2005 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to May 19, 2005 to $117,700. The Company also reversed the remaining $343,750 of unearned compensation.

On November 18, 2004, the Company and PDI Communications, Inc. (“PDI”) executed an agreement for the termination of the Memorandum of Understanding for a Strategic Partnership (the “PDI Agreement”) executed on February 12, 2004 (see Note 4 in the Audited Financial Statements). As final compensation, PDI (i) returned to the Company for cancellation the original stock certificate representing 250,000 shares of common stock, (ii) returned to the Company for cancellation the original warrant agreement for the purchase of 250,000 shares of common stock exercisable at $1.84 per share, and (iii) executed a standard release for any and all causes of action under the PDI Agreement. In return, the Company (i) re-issued to PDI a stock certificate for 50,000 registered shares of common stock, and (ii) agreed that PDI shall remain the Company’s preferred equipment provider for a period of one year.

The Company had initially recorded the fair value of the 250,000 shares and the warrants to purchase 250,000 shares of $1,100,000 as unearned compensation of which $219,791 was amortized to expense during the period from February 12, 2004 to September 30, 2004. The 50,000 shares issued in connection with the termination of the PDI Agreement had a fair value of $152,500. Accordingly, the Company recorded a net credit to expense of $67,291 during the three months ended December 31, 2004 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to November 18, 2004 to $152,500. The Company also reversed the remaining $835,209 of unearned compensation.

Stock Option Plan:

The following table summarizes all of the Company’s stock option activity during the nine months ended June 30, 2005:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price Per Share
Outstanding at September 30, 2004 (B)	1,809,000	2,539,306	1,501,694	$0.77
Granted (weighted average fair value of $2.15 per share)	(1,900,000)	1,900,000	—	$2.59
Expired/Cancelled	316,527	(316,527)	—	$—
Exercised (A)	—	(978,270)	978,270	$0.41
Outstanding at June 30, 2005 (B)	225,527	3,144,509	2,479,964	$1.78

(A)	The Company received cash payments of $401,246 upon the exercise of these options.

(B)
As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options prior to October 1, 2004 and, as a result, such options were subject to variable plan accounting.  Accordingly, during the nine months ended June 30, 2005, the Company recognized a charge to general and administrative expenses of $423,999. During the nine months ended June 30, 2004, the Company recognized a charge of $2,844,484. Additionally, during the three months ended June 30, 2005, the Company recognized a credit to general and administrative expenses of $623,937. During the three months ended June 30, 2004, the Company recognized a charge of $239,187.

Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the nine months ended June 30, 2005, the Company issued 11,864 common shares to employees who purchased common shares from the Purchase Plan in exchange for accrued compensation of $28,209.

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the nine months ended June 30, 2005:

Number of Warrants Outstanding

Outstanding at September 30, 2004	4,226,348
Granted (A)	2,122,204
Cancelled (C)	(250,000)
Exercised (B)	(224,667)
Outstanding at June 30, 2005	5,873,885

(A)
In connection with the November 24, 2004 private placement described below, the Company issued warrants to purchase 2,122,204 shares of common stock at an exercise price of $3.40 per share that expire on November 24, 2007.

(B)
During the nine months ended June 30, 2005, certain investors exercised warrants to purchase 28,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share and, as a result, the Company received cash proceeds of $374,708.

(C)	During the nine months ended June 30, 2005, warrants to purchase 250,000 shares of common stock at an exercise price of $1.84 were cancelled as per the termination agreement with PDI.

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

4.  COMMITMENTS

The Company has entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $250,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary. For the quarter ended June 30, 2005, the Company entered into an additional management agreement with another senior executive that provides for annual compensation, excluding bonuses, of $225,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 12 to 18 months of salary, depending on timing. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 12 months of salary.

5.  CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2007. During the nine months ended June 30, 2005 and the year ended September 30, 2004, the Company entered into lease agreements for new equipment having a cost basis of $35,368 and $92,418, respectively.  In addition, during the year ended September 30, 2004, the Company assumed capital leases for equipment with a remaining cost basis of $47,693. The following is a schedule by years of future minimum payments required under capital leases as of June 30, 2005:

Year ending September 30,	Amount
2005	$16,455
2006	50,780
2007	20,368
2008	10,850
2009	4,253
Total minimum payments	102,706
Less amount representing interest	8,143

Present value of net minimum payments	94,563
Less current portion	57,924
Long-term portion	$36,639

6.  INCOME TAXES

As of June 30, 2005, the Company had net operating loss carryforwards of approximately $25,900,000 ($7,100,000 related to Canadian operations and $18,800,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $10,435,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2005. The Company had also offset such benefits through valuation allowances in prior years (see Note 13 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying condensed consolidated statements of operations to offset its pre-tax losses.

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

On September 20, 2004, the Company acquired the assets of PCM Acquisitions Corporation (“PCM”) for $1,380,000 in cash plus $112,500 of closing costs. PCM was primarily a private cable operator serving approximately 3,200 subscribers.

The following table presents unaudited pro forma results of operations for informational purposes for the nine and three months ended June 30, 2004, assuming the Company had acquired DSI and PCM at the beginning of the year ended September 30, 2004:

	Nine Months Ended June 30, 2004	Three Months Ended June 30, 2004
Total Revenue	$4,302,208	$1,604,406
Net loss	(6,595,898)	(1,495,848)
Net loss per common share	$(0.18)	$(0.04)

8.  GAIN ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On May 31, 2005, the Company sold 447 subscribers and certain related property and equipment to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380.

On November 8, 2004, the Company sold 102 subscribers and certain related property and equipment in a non-core 158-unit system to Comcast of Maryland, Inc. for $183,600. The total gain on the sale was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316.

9.  SUBSEQUENT EVENTS

From July 1, 2005 through August 10, 2005, the Company entered into a note payable agreement with Wachovia Bank pursuant to which it borrowed $200,000 for office expansion. The note matures on August 1, 2009 and bears interest at 6.15%.

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

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of satellite television service - DBS and Private Cable. First, we offer Direct Broadcast Satellite (“DBS”), which uses an in-suite set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV®programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale prices charged to us by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

In May 2005, the Company announced that Tom Tracey had joined the Company as its President and Chief Operating Officer. Mr. Tracey has fifteen years experience in the high-growth subscriber based video and Internet service industry, most recently serving as Vice President of Broadband Services at national Internet service provider EarthLink. In this capacity he was responsible for a base of over one million subscribers to cable modem, DSL and satellite services with monthly growth rates in excess of 25,000 subscribers. Prior to joining EarthLink, Mr. Tracey was a Director at DIRECTV, Inc. responsible for the launch, implementation and business development of DIRECTV services in South America, which achieved growth of over one million subscribers.

In June, Joe Nassau joined the Company as Vice President of Subscriber Operations, which includes the Company’s call center, subscriber lifecycle process, subscriber operations and support systems, dispatch and training.  Mr. Nassau brings over twenty years of subscriber based experience in pay television and broadband in a number of functional and operational management roles, including the launch and management of Home Box Office’s (HBO) call center, the launch of Galaxy Latin America (DIRECTV in South America) and the launch of EarthLink’s high-speed Internet service over Time Warner Cable’s network.

In addition to Mr. Tracey and Mr. Nassau, the Company announced in July 2005 that Steven J. Cox and Carolyn C. Howard accepted appointments to its Board of Directors. Mr. Cox was most recently executive vice president of Sales, Distribution and Business Development for DIRECTV, Inc. In this position, he was responsible for overseeing all elements of DIRECTV’s sales and distribution strategy, including management of national and regional consumer electronics retailers, telephony partners, independent accounts and internal sales; execution of new sales programs; management of commercial and multi-dwelling unit (MDU) sales programs; and sales operations and support. Prior to overseeing the Sales and Distribution Division, Mr. Cox served as executive vice president of DIRECTV Global Digital Media and as senior vice president of New Ventures, where he was responsible for structuring and negotiating DIRECTV’s strategic partnerships, acquisitions and investments, as well as developing new business opportunities. Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. Prior to that Ms. Howard owned and managed a personnel and staffing firm and held a position in banking with a focus on Fannie Mae/Freddie Mac lending. Additionally, she has held positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she was CEO and COO of one of New Hampshire’s largest food service and bottled water companies, which she sold in 1997 to Vermont Pure Springs, Inc., a publicly traded company. Ms. Howard will serve on the Company's Audit Committee as its independent financial expert.

A very important development during the quarter was that the Company participated in a beta test of new technology that essentially allows condominium owners and apartment renters to have unlimited access to the full DIRECTV television experience due to a dramatically simplified process of delivering programming and services to customers living in multi-family housing. A new advanced multi-satellite distribution system was developed by DIRECTV and first installed by MDU Communications in a new luxury apartment complex in New York City. This new technology is capable of receiving and distributing programming - more than 225 channels of sports, news and family entertainment - from each of DIRECTV’s existing satellites via a single wire to the MDU customer’s home, whereas multiple wires, which in many cases did not exist in most properties, were previously required. This new solution more efficiently supports the use of multiple receivers, has the ability to deliver other national, local and high-definition programming services and provides for a more efficient installation and maintenance of satellite distribution equipment. This will allow the Company to realize greater efficiencies in deployment, an overall decrease in installation costs, increased property penetration rates with the advent of additional DIRECTV services and a more consistent approach to marketing.

From an operational standpoint, during the quarter ended June 30, 2005, overall performance was marked by positive EBITDA, net income and consistent growth of key metrics. The Company saw quarter over quarter and year over year growth in its billable subscriber base, the speed at which properties moved through the work-in-progress phase, the number of under contract subscribers, the revenue per subscriber and gross revenue.

The Company increased its subscriber base during the quarter by 68% over the same period ended June 30, 2004. The Company added 3,801 subscribers during the quarter for a total of 33,506 subscribers (net of the sale of 447 non-core subscribers previously announced in an 8-K filed on June 13, 2005). The Company’s breakdown of total subscribers by type and kind of service is outlined in the following chart:

Service Type	Subscribers as of Sept. 30, 2004	Subscribers as of Dec. 31, 2004	Subscribers as of March 31, 2005	Subscribers as of June 30, 2005	Subscribers Sold	Subscribers as of June 30, 2005 (net of sale)
Bulk DTH	2,563	3,229	3,418	3,963		3,963
DTH Choice / Exclusive	4,895	5,001	5,576	5,998	(165)	5,833
Bulk PC	13,705	13,802	15,589	16,869		16,869
PC Choice / Exclusive	1,576	1,583	1,688	1,652	(282)	1,370
Bulk Choice Advantage	-	351	984	2,175		2,175
Bulk ISP	1,415	1,489	1,511	1,771		1,771
ISP Choice / Exclusive	584	642	1,386	1,525		1,525
Total Subscribers	24,738	26,097	30,152	33,953	(447)	33,506

As a breakdown by region, the Company’s Southeast and Midwest offices are still in growth mode. As of June 30, 2005, the Company’s Midwest regional office served 8,516 subscribers; the Southwest regional office served 5,844 subscribers and the Company’s well-established Northeast regional office, which is served by offices in New Jersey, Connecticut and Maryland, served 19,146 subscribers.

In addition to these “billable” subscribers, the Company reports 11,543 subscribers “under contract” as of June 30, 2005. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of subscribers in the Company’s work-in-progress (“WIP”) properties simply awaiting (i) completion of a DIRECTV/Internet system, (ii) maturity of a subscriber phase-in or move-in schedule, or (iii) launch or completion of a marketing campaign. A preliminary breakdown of these “under contract” subscribers (already reduced to reflect appropriate property type and penetration rate) shows that 4,991 are from bulk properties, 1,446 are from exclusive properties and 5,106 are from choice properties.

The Company has been devoting additional resources to reduce the amount of time properties spend in WIP and has had reasonable success in that the number of units that were added to WIP during the quarter was 9,280 and the number of units that became fully constructed, marketed to and moved out of WIP was 9,496. This is a significant increase from the 4,746 units that moved out of WIP during the quarter ended March 30, 2005. As of June 30, 2005, the Company’s current number of units in WIP was 34,045, of which approximately 10,000 units are new construction, compared to 34,261 units in WIP as of March 31, 2005. Year over year comparison shows that the Company had only 13,387 units in WIP on June 30, 2004, a 154% increase. The Company’s breakdown of WIP units by type of service is as follows: (i) DIRECTV (bulk) 1,516; (ii) DIRECTV (choice/exclusive) 13,551; (iii) Private Cable (bulk) 1,989; (iv) Private Cable (choice/exclusive) 1,452; (v) DIRECTV BCA Program (bulk/choice) 3,658; (vi) Internet (bulk) 984; (vii) Internet (choice/exclusive) 10,895.

Because the Company has concentrated efforts on decreasing the time properties spent in WIP and thus decreasing the time in the backlog, the Company’s backlog remained fairly constant from last quarter at 145,225 units; however, this is a 69% increase over the 86,000 units in backlog as of June 30, 2004.  The Company’s approximate breakdown of backlog units by type of service is as follows: (i) Bulk “BCA” DIRECTV (bulk) 14%; (ii) DIRECTV or Private Cable (choice) 40%; (iii) DIRECTV or Private Cable (exclusive) 6%; DIRECTV or Private Cable (bulk) 22%; (iv) Broadband (choice) 12%; (v) Broadband (exclusive) 1%; (vi) Broadband (bulk) 5%. The Company believes that it is close to being able to consistently show that it can more quickly move backlogged properties through WIP, and when that occurs, the Company will again devote significant resources to increasing its backlog.

Financially, at June 30, 2005, the Company had cash and cash equivalents of $11,874,491. The Company’s revenue for the quarter was $2,414,566, as compared to revenue of $2,075,552 in the previous quarter ended March 31, 2005. Revenue for the nine-month period ending June 30, 2005 was $6,389,189, an increase of 113% when compared to revenue for the same nine-month period ending June 30, 2004 of $3,005,565. The Company’s revenue per subscriber at June 30, 2005 was $23.74, compared to revenue per subscriber of $23.40 as of March 31, 2005.

For the three months ended June 30, 2005, the Company reports positive earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $394,581. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net income (loss) as computed under accounting principles generally accepted in the United States of America:

	Nine Months Ended June 30,		Three Months Ended June 30,

	2005	2004	2005	2004
EBITDA	$(349,733)	$(227,676)	$394,581	$16,479
Interest Expense	(5,418)	(1,933,260)	(1,817)	(648,611)
Depreciation and Amortization	(2,129,246)	(1,071,967)	(807,998)	(423,080)
Effects of shares and warrants issued for professional services	(270,200)	(75,200)	(117,700)
Effect of cancellation of shares and warrants issued for professional services	426,041	__	206,250
Effect of Variable Accounting for Option Plans	(423,999)	(2,844,484)	632,937	(239,187)
Amortization of Unearned Compensation	(454,874)	(498,680)	(92,786)	(246,166)
Net Income (Loss )	$(3,207,429)	$(6,651,267)	$213,467	$(1,540,565)

The Govt. Accountability Office (GAO) has released figures that DBS is continuing to grow significantly faster than cable, particularly in suburban and urban areas, citing growth rates since 2001 of 32% in suburban households and 50% in urban. Overall, the GAO reported, DBS subscriptions grew to 21.3 million households (17.7% of U.S. homes) in 2004, from 15.5 million in 2001. With this added strength in the market, a strong balance sheet, a key executive team and fully operational offices in the Northeast, Midwest and the Southeast, the Company’s presence is becoming nationally known in the MDU market and its prospects for continued growth are very good. Management believes that the Company is sound in its strategy and operationally positioned to begin aggressive deployment to its growing backlog of properties.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2005, there were no material changes to accounting estimates or judgments.

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

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for the Company beginning with the fiscal quarter ending December 31, 2006. The new standard will require us to expense employee stock options and other share-based payments over the vesting period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

Revenue.   Our revenue for the nine months ended June 30, 2005 increased 113% to $6,389,189 compared to revenue of $3,005,565 for the nine months ended June 30, 2004. The revenue increase is primarily attributable to (i) the organic subscriber growth over the nine months as a whole from the prior period, (ii) the acquisition of the subscribers of Direct Satellite, Inc. and PCM Acquisitions Corp. during the prior year (see Note 7), and (iii) the introduction of the Bulk Choice Advantage (“BCA”) program by DIRECTV effective November 15, 2004 (see Note 1 concerning the change in revenue recognition of certain revenue). We expect an increase in revenue as our subscriber growth continues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $2,538,449 for the nine month period ended June 30, 2005, as compared to $868,879 for the period ended June 30, 2004, primarily as a result of the increase in the number of subscribers over the nine months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to increase the number of DIRECTV and broadband subscribers for the remainder of 2005 and 2006 and convert certain private cable subscribers to DIRECTV services, therefore, direct costs as a percentage of revenue are expected to decrease.

Sales Expenses.   Sales expenses were $1,428,988 for the nine months ended June 30, 2005, compared to $459,646 in the nine months ended June 30, 2004. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast and Mid-Atlantic regions. We expect this trend to continue as our subscriber growth and expansion continues. However, we do anticipate that sales expense as a percent of revenue to decline during the remainder of 2005 and into 2006.

Customer Service Expenses.   Customer service expenses were $1,898,569 for the nine months ended June 30, 2005, as compared to $839,193 in the nine months ended June 30, 2004. This increase is primarily the result of the increase in number of subscribers the Company serviced during these time periods and also positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth in 2005.

General and Administrative Expenses.   General and administrative expenses decreased to $2,468,633 for the nine months ended June 30, 2005, from $4,506,090 in the nine months ended June 30, 2004.  This decrease is primarily the result of a decrease in noncash charges of $3,426,385 to $724,455 for the nine months ended June 30, 2005.  The Company had net noncash charges in the nine months ended June 30, 2005 of $423,999 for the effects of variable accounting for stock options, $454,874 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $270,200 for the issuance of common stock and warrants in exchange for the termination of agreements and a $1,423 provision for bad debt expense. These charges were offset by a noncash credit of $206,250 due to the cancellation of stock issued to BAAM in exchange for services, and a credit of $219,791 due to the cancellation of the stock and warrants issued to PDI in exchange for services.  Excluding these noncash charges and credits, general and administrative expenses were $1,744,178, an increase of 62% over the general and administrative expenses excluding noncash charges for the period ended June 30, 2004. This was primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings (iii) increased professional fees and independent audit work relating to preliminary planning for Sarbanes-Oxley compliance, (iv) increased staff and (v) employee bonuses.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,071,967 during the nine months ended June 30, 2004, to $2,129,246 during the nine months ended June 30, 2005.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.  There was no noncash interest expense for the nine months ended June 30, 2005, as compared to $1,916,360 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expenses from the cashless exercise of warrants by investors, for the nine months ended June 30, 2004.

Other Income. On May 31, 2005, the Company sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale of the customers and the related property and equipment was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (see Note 8).

On November 8, 2004, the Company sold 102 subscribers to Comcast of Maryland, Inc. for $183,600. The total gain on the sale of customers and the related property and equipment was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316 (see Note 8).

Net Loss.   Primarily as a result of the above, and noncash charges of $724,455, we reported a net loss of $3,207,429 for the nine months ended June 30, 2005, compared to a net loss of $6,651,267 for the nine months ended June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Revenue.   Our revenue for the three months ended June 30, 2005 increased 102% to $2,414,566 compared to revenues of $1,193,746 for the three months ended June 30, 2004. The revenue increase is attributable to the increase in number of subscribers due to (i) organic growth of subscribers, (ii) the acquisition of the subscribers of Direct Satellite, Inc. and PCM Acquisitions Corp. during the prior year (see Note 7), and (iii) the introduction of the Bulk Choice Advantage (“BCA”) program by DIRECTV effective November 15, 2004 (see Note 1 concerning the change in revenue recognition of certain revenue). We expect an increase in revenue as our subscriber growth continues.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $958,347 for the period ended June 30, 2005, as compared to $345,200 for the period ended June 30, 2004, primarily as a result of serving a larger subscriber base as a whole over the three month period.  We expect a proportionate increase in direct costs as our subscriber growth continues. However, as the mix of subscriber services begins to change, we expect direct costs as a percentage of revenue to decline.

Sales Expenses.   Sales expenses were $486,303 for the three months ended June 30, 2005, compared to $228,304 in the three months ended June 30, 2004. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast and Mid-Atlantic regions. We expect this trend to continue as our subscriber growth and expansion continues.

Customer Service Expenses.   Customer service expenses were $711,859 for the three months ended June 30, 2005, as compared to $301,279 in the three months ended June 30, 2004. This increase is primarily the result of the increase in the Company’s subscriber base and positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth during the remainder of 2005 and into 2006.

General and Administrative Expenses.   General and administrative expenses decreased to a credit of $60,129 for the three months ended June 30, 2005, from $817,139 in the three months ended June 30, 2004.  This decrease is primarily the result of a noncash credit of $623,306 for the three months ended June 30, 2005 compared to noncash charges of $485,353 for the three months ended June 30, 2004.  The Company had noncash charges in the three months ended June 30, 2005 of $92,786 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $117,700 for the issuance of common stock in exchange for the termination of the BAAM Agreement, and a provision of $5,395 for bad debt expense. These charges were offset by noncash credits of $632,937 for the effects of variable accounting for stock options and $206,250 due to the cancellation of stock issued to BAAM in exchange for services. Excluding these noncash charges and credits, general and administrative expenses were $563,177, an increase of 70% from the prior period, primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings, and (iii) increased staff.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $423,080 during the three months ended June 30, 2004, to $807,998 during the three months ended June 30, 2005.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period inclusive of the acquisition of DSI and PCM.  There was no noncash interest expense for the three months ended June 30, 2005, as compared to $645,560 for the three months ended June 30, 2004.

Other Income. On May 31, 2005, the Company sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (see Note 8).

Net Income (Loss).   Primarily as a result of the above, and specifically noncash credits of $623,306, we reported a net profit of $213,467 for the three months ended June 30, 2005, compared to a net loss of $1,540,565 for the three months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2005

During the nine months ended June 30, 2005 and 2004, we recorded a net loss of $3,207,429 and $6,651,267, respectively. We had negative cash flows from operating activities of $1,205,762 and $842,746 during the periods ended June 30, 2005 and 2004, respectively. At June 30, 2005, we had an accumulated deficit of $29,472,290.

Due to the Company’s cash balance as of June 30, 2005, primarily from the private placements and the exercise of warrants and options, the Company believes that it has adequate financial resources to fund its operations, material commitments and planned growth strategy for at least twelve months.

Cash Balance.   At June 30, 2005, we had cash and cash equivalents of $11,874,491, compared to $4,705,722 at September 30, 2004. The increase in our cash balance was primarily due to the net proceeds of the November equity private placements and the exercise of warrants and options.

Operating Activities.   Our operations used net cash of $1,205,762 during the nine months ended June 30, 2005, including a $319,876 net increase in our accounts receivable during the period offset by a $291,818 increase in our accounts payable and accrued liabilities during the period.  Our net loss of $3,207,429 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $2,853,701.

  Investing Activities.   During the nine months ended June 30, 2005, we purchased $8,452,300 of equipment relating to subscriber additions during the period and for future periods and paid $178,515 for the acquisition of other long term assets. Additionally, the Company received $1,232,648 in proceeds from the sale of 549 subscribers in Avalon Bay properties, which had been part of a joint venture. The Company purchased Avalon Bay's interest in the Joint Venture on July 28, 2003. The Company's gain on the sale of this private cable system, after expenses, was $715,696.

Financing Activities.   During the nine months ended June 30, 2005, we used $48,700 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $35,368.  Regarding equity financing activities, we (i) issued 11,864 shares of common stock for accrued salaries of $28,209, (ii) issued 224,667 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $374,708, (iii) issued 978,270 common shares upon the exercise of options, which resulted in net proceeds to the Company of $401,246, and (iv) closed a $16.25 million private equity placement financing for net proceeds of $15,045,444.

Working Capital.   As at June 30, 2005, we had working capital of approximately $11,200,000, compared to a working capital of approximately $4,000,000 as at September 30, 2004, primarily as a result of the private placement from which the Company received net proceeds of approximately $15,000,000.

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

Other Subsequent Events.   From July 1, 2005 through August 10, 2005, the Company entered into a note payable agreement with Wachovia Bank in the amount of $200,000 for office expansion.

Item 3.    Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures were not effective as of that date in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, solely for the reasons set forth below. Other than as set forth below, there has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of its unaudited financial statements for the quarter ended March 31, 2005, the Company identified a material weakness in its internal controls surrounding the recording and valuation of stock options subject to variable plan accounting treatment. Such weakness resulted in a restatement of the Company’s financial statements for the year ended September 30, 2004 and the quarter ended December 31, 2004 to increase by $1.36 million the amount of noncash compensation expense attributable to stock options for the five quarters. The Company has not fully remediated the weakness and therefore still considers it a material weakness as of June 30, 2005. Steps and adjustments that the Company has taken during the quarter ended June 30, 2005 to remediate this weakness include the hiring and appointment of a Vice President of Finance and Administration who is also the Chief Accounting Officer, improvements to training and approval of any and all relevant continuing educational seminars, enhanced oversight of staff, and the appointment to the Board of Directors of an independent financial expert. The Company believes that these steps will be sufficient to remediate this weakness during the quarter ending September 30, 2005.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At June 30, 2005 and through the date of this filing, the Company was a party to one litigation matter.

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

There were no sales of unregistered equity securities during the period ending June 30, 2005.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 11, 2005	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 11, 2005	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance