Form 10KSB
period 2005-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2005-12-23
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005, or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ___________________

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

(Title of Class)

____________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The issuer's revenues for its most recent fiscal year were $9,142,228.

The aggregate market value of the common equity held by non-affiliates, computed by reference to the price at which the issuer's common stock was sold, based on the average of bid and asked prices on December 19, 2005, was $76M.

As of December 19, 2005 there were 50,171,609 shares of common stock outstanding and no other outstanding classes of a common equity security.

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

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1. Description of Business; Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak, had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, the Company made a fundamental re-assessment of its business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001, we completed an agreement with Star Choice Television Network, Inc., for the sale of certain of our Canadian satellite television assets. As a result, by May 30, 2001, the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as our wholly owned operating subsidiaries.

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

OUR STRENGTHS

In addition to the high quality of our digital satellite television systems and programming, our high-speed (broadband) Internet solution and the wide range of choices that our products offer to MDU owners and residents, we believe that our access agreements and our strategic alliances represent significant competitive and business strengths.

Access Agreements

Our access agreements with the owners of MDU properties generally grant us exclusive rights to provide high-speed Internet, digital satellite television services, and in some cases video services altogether, for terms of seven to ten years, and in many cases a right of first refusal for other new telecommunications services. Most access agreements provide for marketing services by the owner or manager on our behalf, and in many cases, these marketing arrangements are exclusive. These access agreements are in the name of the Company and provide us with revenue streams either directly from property owners in bulk properties or from individual subscribers in choice or exclusive properties.

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

Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2005, revenues from DIRECTV direct-to-home (“DTH”) were 25% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming. DIRECTV currently transmits via five high power Ku band satellites and has two spare satellites in orbit. We believe that DIRECTV’s extensive line up of pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite (“DBS”) subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households with the most densely populated MDU areas in the Northeast. Our short-term goal is to become a significant provider of bundled MDU products and services to the over 8 million MDUs in the Northeastern United States marketplace. During the year ended September 30, 2005, we continued our expansion and growth in the greater Chicago metropolitan area and the Southeast.

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

EMPLOYEES

The Company had 107 employees, all full-time, as of September 30, 2005. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2005, it has accumulated losses of $30,945,299. The Company does not expect to have profitable operations for several years, and it cannot assure that it will ever achieve or attain profitability. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

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

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under the Company’s agreement with DIRECTV, the Company may not maintain or market direct-to-home satellite broadcast services for others. Consequently, the Company is totally dependent upon DIRECTV for its set-top direct broadcast satellite programming. During the year ended September 30, 2005, revenues from DIRECTV were 25% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s contract with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the contract. Any such termination may have material affect on the Company’s business.

Because the Company is an intermediary for DIRECTV, events the Company does not control at DIRECTV could adversely affect the Company. One of the most important of these is DIRECTV’s ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming; it purchases programming from third parties. DIRECTV’s success - and accordingly the Company’s - depends in large part on DIRECTV’s ability to select popular programming sources and acquire access to this programming on favorable terms. The Company has no control or influence over this. If DIRECTV is unable to retain access to its current programming, the Company cannot be assured that DIRECTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV is unable to continue to provide desirable programming, the Company would be placed at a competitive disadvantage and may lose subscribers and revenues.

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

Corporate governance-related issues.

At present, the Company’s Chief Executive Officer, Sheldon Nelson, is also acting as the Company’s Chief Financial Officer. Because both the CEO and CFO positions are currently held by a single person, outside of the Board of Directors and the audit committee, no independent oversight of the CEO or the CFO function currently exist within the Company’s management structure. The Company intends to be Sarbanes-Oxley compliant for its internal controls and procedures by the end of fiscal 2006.

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

The Company’s certificate of incorporation authorizes the issuance of 70,000,000 shares of Common Stock. The future issuance of Common Stock may result in dilution in the percentage of the Company’s Common Stock held by its existing stockholders. Also, any stock the Company sells in the future may be valued on an arbitrary basis by it and the issuance of shares of Common Stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing stockholders.

Provisions in the Company’s charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of the Company’s Common Stock.

Provisions in the Company’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in the Company’s management. Pursuant to the Company’s certificate of incorporation the Company has a staggered Board of Directors whereby the directors are elected to serve three-year terms, are separated into three classes and each class is elected in a different year. The staggered Board of Directors may prevent or frustrate stockholder attempts to replace or remove current Board members as they will have to wait until each class of directors is up for election before the directors can be voted out of office. The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The ability of the Board to issue preferred stock may prevent or frustrate shareholder attempts to replace or remove current management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s Common Stock.

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

There is a limited trading market for the Company’s Common Stock. The Common Stock has been traded under the symbol “MDTV” on the Over-The Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed that it will be sustained.

Item 2.            Description of Properties

Our headquarters are outside New York City in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $16,073, expiring July 31, 2009. We believe that this space is adequate to suit our needs for the foreseeable future.

The Company recently entered into a lease agreement for its office and warehouse location in Chicago for approximately 4,100 square feet that runs through September 30, 2008 at a monthly cost of $3,587 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

The Company recently entered into a lease agreement for its office and warehouse location in South Florida for approximately 2,000 square feet that runs through January 14, 2008 at a monthly cost of $2,394 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida metropolitan area.

In addition, we carry short term office/warehouse lease space in Connecticut, Florida, Massachusetts and Maryland.

Item 3.            Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At September 30, 2005 and through the date of this filing, the Company was a party to one litigation matter.

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax (GST) that was owed to MDU Communications Inc. (the Canadian subsidiary) on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. The case was verbally settled in September with the Company to receive $73,500 (CDN) and the parties are in the process of drafting settlement and dismissal documents.

Item 4.            Submission of Matters to a Vote of Security Holders

There was no Annual General Meeting of Stockholders during fiscal 2005.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

A.             Market for Common Stock

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2003	$2.01	$0.71
March 31, 2004	$3.05	$1.75
June 30, 2004	$3.01	$1.98
September 30, 2004	$2.60	$2.15
December 31, 2004	$3.50	$2.46
March 31, 2005	$3.48	$2.43
June 30, 2005	$2.72	$1.95
September 30, 2005	$2.23	$1.35

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

B.             Holders of Record

As of December 19, 2005, the Company had 114 holders of record of its shares of common stock, excluding shares held by broker-dealers, with an approximate total of 2,000 shareholders.

C.             Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on our common stock in the foreseeable future.  Payment of cash dividends is within the discretion of our Board of Directors and will depend, among other factors, upon our earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends.

D.             Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2005)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,300,342 shares	(1)	$1.79	43,860
Equity compensation plans not approved by security holders	0	(2)		$0
____________

(1)           2001 Stock Option Plan, approved by the shareholders on May 10, 2001, see Note 4(a), contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 common shares.

(2)           Supplier Stock Option Plan, see Note 4(a), contained herein. As of September 30, 2005, all 250,000 options granted under the Supplier Stock Option Plan have been exercised.

E.               Recent Sales of Unregistered Securities Sales

Preferred Stock

There were no sales or issuances of these securities during the fiscal year ended September 30, 2005.

Common Stock

On October 12, 2004, the Company issued 3,500 unregistered shares of common stock to a new employee.

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

On November 24, 2004, the Company issued 6,063,440 shares of unregistered common stock in connection with the closing of a private equity placement. In addition, warrants to purchase 2,122,204 shares of unregistered common stock were also issued. The warrants have an exercise price of 3.40 per share and carry a three-year term. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After payment of fees and expenses, the Company received net proceeds of just over $15,000,000. CRT Capital Group LLC acted as placement agent for the financing. The securities were offered and sold to accredited investors only pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The net proceeds will be used for the development of the Company’s services and for general corporate purposes. The Registration Statement for these securities most recently became effective June 14, 2005.

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

Warrants

In connection with the November 24, 2004 private placement described above, the Company issued warrants to purchase 2,122,204 shares of unregistered common stock at an exercise price of $3.40 per share that expire on November 24, 2007. These shares underlying the warrants were subsequently registered.

During the twelve months ended September 30, 2005, previously unregistered warrants to purchase 250,000 shares of common stock at an exercise price of $1.84 were cancelled as per the termination agreement with PDI.

Options

There were no issuances of options to purchase unregistered common stock during the fiscal year ended September 30, 2005.

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

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV and have been working with large U.S. property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of satellite television service - DBS and Private Cable. First, we offer Direct Broadcast Satellite (“DBS”), which uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV®programming packages.  From our DBS offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale prices charged to us by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

Fiscal 2005 was marked by significant positive change, accomplishment and growth for the Company. First, the Company attracted several new executives and directors who have brought a positive change in culture to the Company, a culture that can take the Company to its next level of growth and success. In May of this year, Tom Tracey joined the Company as its new President and Chief Operating Officer. Mr. Tracey has fifteen years experience in the high-growth subscriber based video and Internet service industry, most recently serving as Vice President of Broadband Services at national Internet service provider EarthLink. In this capacity he was responsible for a base of over one million subscribers to cable modem, DSL and satellite services with monthly growth rates in excess of 25,000 subscribers. Prior to joining EarthLink, Mr. Tracey was a Director at Directv, Inc. responsible for the launch, implementation and business development of DIRECTV® services in South America, which achieved growth of over one million subscribers. In June, Joe Nassau joined the Company as Vice President of Subscriber Operations, which includes the Company’s call center, subscriber lifecycle process, subscriber operations and support systems, dispatch and training.  Mr. Nassau brings over twenty years of subscriber based experience in pay television and broadband in a number of functional and operational management roles, including the launch and management of Home Box Office’s (HBO) call center, the launch of Galaxy Latin America (DIRECTV in South America) and the launch of EarthLink’s high-speed Internet service over Time Warner Cable’s network.

In addition to Mr. Tracey and Mr. Nassau, the Company announced in July 2005 that Steve Cox and Carolyn Howard accepted appointments to its Board of Directors. Mr. Cox was most recently executive vice president of Sales, Distribution and Business Development for DIRECTV, Inc. In this position he was responsible for overseeing all elements of DIRECTV’s sales and distribution strategy, including management of national and regional consumer electronics retailers, telephony partners, independent accounts and internal sales; execution of new sales programs; management of commercial and multi-dwelling unit (MDU) sales programs; and sales operations and support. Prior to overseeing the Sales and Distribution Division, Mr. Cox served as executive vice president of DIRECTV Global Digital Media and as senior vice president of New Ventures, where he was responsible for structuring and negotiating DIRECTV’s strategic partnerships, acquisitions and investments, as well as developing new business opportunities. Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. Prior to that, Ms. Howard owned and managed a personnel and staffing firm and held a position in banking with a focus on Fannie Mae/Freddie Mac lending. Additionally, she has held positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she was CEO and COO of one of New Hampshire’s largest food service and bottled water companies, which she sold in 1997 to Vermont Pure Springs, Inc., a publicly traded company.

During the year the Company also reassessed its organizational structure and shifted from a centralized to decentralized management of its operating regions, with each region now being lead by an experienced general manager. The Company now operates as three distinct regions, Northeast, Southeast and Midwest, with the corporate headquarters housed in the Northeast region. This is positively impacting the Company’s growth and customer service levels and provides a more scalable corporate structure. The Company signed leases to double its square footage in New Jersey, and signed new leases for office space in South Florida, Chicago and the metro Washington, DC area. The Company had 107 full time employees as of September 30, 2005.

Secondly, the Company experienced great accomplishment during fiscal year 2005 in the areas of finance, technology and strategic partnerships. In November of 2004, the Company completed a $16.25 million private placement. Sold to accredited investors only, the Company offered up to 6,063,440 units, consisting of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40. The Company closed on all 6,063,440 units at a per unit price of $2.68, for $16,250,000 in gross proceeds. After the payment of fees and expenses, the Company received net proceeds of just over $15.0 million. CRT Capital Group LLC acted as placement agent for the financing.

During the fiscal year the Company participated in a beta test of new technology that allows condominium owners and apartment renters to have unlimited access to the full DIRECTV® television experience due to a dramatically simplified process of delivering programming and services to customers living in multi-family housing. A new advanced multi-satellite distribution system was developed by DIRECTV and first installed by the Company in a new luxury apartment complex in New York City, which is capable of receiving and distributing programming - more than 225 channels of sports, news and family entertainment - from each of DIRECTV’s existing satellites via a single wire to the MDU customer’s home, whereas multiple wires, which in many cases did not exist in most properties, were previously required. This new solution more efficiently supports the use of multiple receivers, has the ability to deliver other national, local and high-definition programming services and provides for a more efficient installation and maintenance of satellite distribution equipment. This will allow the Company to realize greater efficiencies in deployment, an overall decrease in installation costs, increased property penetration rates with the advent of additional DIRECTV services and a more consistent approach to marketing.

The Company also entered into an agreement with DIRECTV that commenced in December to deploy a new satellite video program developed specifically for the multi-dwelling unit market -- the Bulk/Choice Advantage. The BCA program bundles approximately 70 high quality DIRECTV individual programming channels (including local channels) into a DIRECTV approved private cable service package sold by the Company on a “bulk” basis to property owners for all residential units to access. For a nominal monthly fee, each individual resident can “upgrade” to the DIRECTV Total Choice® programming package which offers more than 60 additional digital programming channels, as well as giving residents the ability to access all DIRECTV services including premium movie services, High Definition Television (HDTV), Pay-Per-View movies and events, NFL SUNDAY TICKET™, foreign language programming, and more. During the first ten months of this program, the Company added 2,941 subscribers to this offering.

Of the accomplishments this fiscal year, the negotiation of a three-year Sales Teaming Agreement between the Company and BellSouth Corporation, a Fortune 100 Company, which was signed in early November, to jointly market and deploy services to the residential MDU market in the BellSouth territory, was the most important. Under this agreement, BellSouth and the Company will offer innovative bundles of voice, data and DIRECTV® programming packages specifically designed for the MDU market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents. BellSouth’s comprehensive portfolio of voice and data products, coupled with MDU Communications’ ability to deliver leading edge, innovative entertainment will provide the multi-family market with one dependable source for the services that meet their needs. BellSouth and the Company will be training and leveraging each other’s sales force for the cross-selling of products and qualifying prospective property leads for both types of services, which should accelerate the negotiation and deployment process. The Company believes that teaming with BellSouth, and mutually leveraging assets, in these southeastern states will be a catalyst to greatly accelerate the Company’s deployment of its video services and connect the Company’s footprint all along the eastern seaboard.

Third and finally, growth was an important factor in the success of fiscal 2005. Financially, the Company has been growing at a strong and steady pace. The Company increased revenues by 104% over fiscal year 2004 and increased the average revenue per user/subscriber (“ARPU”) by 26% from $21.80 to $27.42. The Company has also been more cognizant to attract and obtain the “right” subscriber and to convert low average revenue private cable subscribers, having an ARPU of $16.77, to bulk DIRECTV service subscribers, having an ARPU of $33.75. During the year, the Company converted 876 of its existing private cable subscribers to DIRECTV offerings. DIRECTV has been providing equipment and marketing assistance to the Company’s effort of converting properties from traditional private cable to DIRECTV programming. In addition, high margin subscribers to the Company’s high-speed Internet service increased 93% during fiscal year 2005. The Company has a strong balance sheet as of September 30, 2005 with $9,358,021 in cash and cash equivalents and total assets valued at $29,260,416.

Regarding subscriber growth, the Company experienced a 50% increase in its subscriber base during fiscal 2005, from 24,738 total subscribers as of September 30, 2004 to 37,124 total subscribers as of September 30, 2005. A quarterly breakdown of our subscribers during the fiscal year is as follows:

Service Type	Subscribers as of Sept. 30, 2004	Subscribers as of Dec. 31, 2004	Subscribers as of March 31, 2005	Subscribers as of June 30, 2005	Subscribers as of Sept. 30, 2005
Bulk DTH	2,563	3,229	3,418	3,963	5,470
DTH Choice / Exclusive	4,895	5,001	5,576	5,833	6,860
Bulk PC	13,705	13,802	15,589	16,869	16,587
PC Choice / Exclusive	1,576	1,583	1,688	1,370	1,399
DTH “BCA” Program	-	351	984	2,175	2,941
Bulk ISP	1,415	1,489	1,511	1,771	1,823
ISP Choice / Exclusive	584	642	1,386	1,525	2,044
Total Subscribers	24,738	26,097	30,152	33,506	37,124

As of September 30, 2005, the Company had 70 properties and 33,029 units in work-in-progress (“WIP”), a 62% increase from September 30, 2004 when the Company had only 20,330 units in WIP. Of the current WIP, 18,125 are in new construction properties and 14,904 are in existing conversion properties. The Company’s breakdown of WIP units by type of service in the new construction area are as follows: (i) DIRECTV (bulk) 588; (ii) DIRECTV (choice/exclusive) 7,870; (iii) DIRECTV BCA Program (bulk/choice) 2,367; (iv) Private Cable (bulk) 1,146; (v) Private Cable (choice/exclusive) 725; (vi) Internet (bulk) 1,181; and, (vii) Internet (choice/exclusive) 4,248. The Company’s breakdown of WIP units by type of service in the existing conversion properties are as follows: (i) DIRECTV (bulk) 782; (ii) DIRECTV (choice/exclusive) 5,770; (iii) DIRECTV BCA Program (bulk/choice) 2,700; (iv) Private Cable (bulk) 0; (v) Private Cable (choice/exclusive) 0; (vi) Internet (bulk) 0; and, (vii) Internet (choice/exclusive) 5,652. The Company defines its WIP as the number of units in properties where construction has begun on a signed access agreement property through the conclusion of a phase in schedule or a marketing campaign, at which time the property exists WIP. WIP is not reduced by the number of units turned billable during any given quarter.

As of September 30, 2005, the Company had 9,815 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. Under contract is defined in actual potential subscribers, not as units. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New Construction Under Contract Subscribers as of Sept. 30, 2005:	3,033	481	2,749	6,263
Existing Conversion Under Contract Subscribers as of Sept. 30, 2005:	988	1,346	1,218	3,552
Total:	4,021	1,827	3,967	9,815

The Company’s backlog increased 21% from last year to 142,095 units.  The Company’s approximate breakdown of backlog units by type of service is as follows: (i) “BCA” DIRECTV (bulk) 17%; (ii) DIRECTV or Private Cable (bulk) 23%; (iii) Broadband (bulk) 3%; (iv) DIRECTV or Private Cable (exclusive) 2%; (v) Broadband (exclusive) 1%; (vi) DIRECTV or Private Cable (choice) 39%; and (vii) Broadband (choice) 15%.

For the year ended September 30, 2005, the Company reports negative earnings before interest, taxes, depreciation, amortization and noncash stock option charges (“EBITDA”) of $767,947. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net income (loss) as computed under accounting principles generally accepted in the United States of America:

	Years Ended September 30,
	2005	2004
EBITDA	$(767,947)	$(561,580)
Interest expense	(7,771)	(2,755,115)
Provision for doubtful accounts	(63,658)	(131,739)
Provision for inventory obsolescence	(69,821)	--
Depreciation and amortization	(3,055,287)	(1,620,164)
Effect of shares, options and warrants issued for services	--	(313,040)
Effects of shares and warrants issued for termination of professional services agreement	(270,200)	--
Effect of cancellation of shares and warrants issued for termination of professional services agreement	426,041	--
Effect of variable accounting for option plans	(271,885)	(2,801,682)
Amortization of unearned compensation	(599,910)	(757,815)
Net Income (Loss )	$(4,680,438)	$(8,941,135)

Regarding upcoming initiatives, the Company expects to launch a Voice over Internet Protocol (VoIP) beta trial during the second fiscal quarter of 2006, with the goal of beginning to bundle this service with the Company’s DIRECTV and broadband services in select markets in fiscal 2006 for a true “triple play.” The Company is also developing new strategic relationships designed to significantly enhance the Company’s rate of subscriber growth in certain markets. Additionally, the Company is exploring a number of acquisition opportunities that fit within its expansion plans for fiscal 2006.

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

(a)        Revenue recognition with respect to initial service or connection:

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. Under the new agreement, the upfront activation commission that the Company receives from DIRECTV for each new subscriber is paid to the Company based on “gross” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. The commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period. Because after twelve months no portion of the commission can be “charged back,” the Company recognizes this revenue over one year.

In December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. However, the commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission”, the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment of the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. Accordingly, the revenue from the “Individual Subscriber PPC” is recognized over one year.

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

(c)         Fair value of equity instruments:

We account for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Options issued to Employees.” We estimate the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and common stock using the market value of our stock. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we have used the following assumptions in the years ended September 30, 2005 and 2004:

	2005	2004
Expected volatility	76%	68%
Risk-free interest rate	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

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

(d)        Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2005.

(e)         Valuation of long-lived assets:

We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2005, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

Net Loss.     Primarily as a result of the discussion below, we reported a net loss of $4,680,438 for the year ended September 30, 2005, compared to a net loss of $8,941,135 for the year ended September 30, 2004.

Revenues.    Revenue for the year ended September 30, 2005 of $9,142,228 increased 104% from September 30, 2004 revenue of $4,490,235. Revenue for the years ended September 30, 2004 and 2003 was comprised of:

	2005	2004
Private Cable Programming Revenue	41%	37%
DTH Programming Revenue and Subsidy	47%	51%
Internet Access Fees	8%	8%
Installation Fees, Wiring and other Sales	4%	4%

The revenue increase is attributable to the increase in number of subscribers over the prior year due to organic growth in subscribers as well as a substantial increase in the average revenue per subscriber and integrating the 2004 acquisitions. We expect an increase in revenues as our subscriber growth continues.

Direct Costs.    Direct costs are primarily comprised of private cable programming, monthly recurring Internet T-1 line connections and costs relating to installation services and are 39% of revenue for the year ended September 30, 2005 compared to 31% for the same period in the prior year. Direct costs increased to $3,582,407 as of September 30, 2005 from $1,391,464 in the year ended September 30, 2004. This increase was primarily due to the carrying for a full year of private cable subscribers acquired from Direct Satellite Inc. and PCM Acquisitions Corp. late in fiscal 2004. While we expect an increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. However, we expect to continue the trend from the end of fiscal 2005 into fiscal 2006 of increasing the number of DIRECTV and broadband subscribers and converting certain private cable subscribers to DIRECTV services, thus, our direct costs as a percentage of revenue should decline during fiscal 2006.

Sales Expenses.    Sales expenses consist mainly of salaries, commissions, marketing materials, trade shows, advertising and promotion. Sales expenses increased to $1,963,127 as of September 30, 2005 from $884,523 in the year ended September 30, 2004. The increase in sales expenses primarily results from new marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast and Mid-Atlantic regions. We expect this trend to continue as our subscriber growth and expansion continues. However, with the increase in revenue and certain expenses being fixed, we anticipate a decline in sales expense as a percent of revenue into 2006.

Customer Service Expenses.    Customer service expenses consist mainly of call center and customer technical services. Customer service expenses were $2,858,881 for the year ended September 30, 2005 compared to $1,268,694 for the year ended September 30, 2004. This increase is primarily the result of a 50% increase in our subscriber base over last year as well as providing better service and positioning the Company to continue to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth during 2006. As with the sales expense, certain expenses are fixed and as a result, the customer service expense as a percent of revenue, as revenue increases, is expected to decline over time.

General and Administrative Expenses.    General and administrative expenses decreased to $3,318,866 in 2005 from $5,561,102 in the year ended September 30, 2004. The decrease is primarily the result of noncash charges of $4,004,276 in 2004 decreasing to $849,433 in 2005. The noncash charges for fiscal 2005 are attributable to $271,885 for the effects of variable accounting for stock options, $599,910 for the amortization of unearned compensation related to the fair value of options and warrants issued for services, $270,200 for the issuance of options and warrants in exchange for services and a provision for doubtful accounts and slow moving inventory in the amounts of $63,658 and $69,821, respectively. These charges were offset by a noncash credit of $206,250 due to the cancellation of stock issued to BAAM in exchange for services and a credit of $219,791 due to the cancellation of the stock and warrants issued to PDI in exchange for services.  Excluding these noncash charges, general and administrative expenses were $2,469,433, an increase of 59% from September 30, 2004. This was primarily the result of (i) the expenses associated with opening the Chicago, South Florida and Washington, DC offices, (ii) increased professional fees relating to regulatory filings (iii) increased professional fees relating to preliminary planning for Sarbanes-Oxley compliance, and (iv) increased staff. Although we anticipate general and administrative expense to increase, general and administrative expense should decrease as a percent of revenue in fiscal 2006.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,620,164 during the fiscal year ended September 30, 2004 to $3,055,287 during the fiscal year ended September 30, 2005.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets being acquired over the prior period.  There was no noncash interest expense for the year ended September 30, 2005, as compared to $2,735,796 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expense from the cashless exercise of warrants by investors for the year ended September 30, 2004.

Other Income. On May 31, 2005, we sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale of the customers and the related property and equipment was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (see Note 8).

On November 8, 2004, we sold 102 subscribers to Comcast of Maryland, Inc. for $183,600. The total gain on the sale of customers and the related property and equipment was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316 (see Note 8). The Company does not anticipate selling any subscribers in fiscal 2006.

OUTLOOK

The Company has incurred operating losses since inception. However, with a solid balance sheet, consolidated operations in the most profitable markets, expansion into the Southeast and Midwest, important strategic alliances, an experienced management team and other efforts to position the Company to increase its subscriber base, the Company expects to be EBITDA positive or neutral in fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2005 and 2004, we recorded a net loss of $4,680,438 and $8,941,135, respectively. We had negative cash flows from operating activities of $814,221 and $703,162 during the years ended September 30, 2005 and 2004, respectively. At September 30, 2005, we had an accumulated deficit of $30,945,299.

Cash Position.    At September 30, 2005, we had cash and cash equivalents of $9,358,021 compared to $4,705,722 at September 30, 2004. The increase in our cash position over the previous year was primarily due to the net proceeds of the November equity private placements and the exercise of warrants and options. On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,400 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of $15,045,444.

Due to our increased cash position as of the year ended September 30, 2005, primarily from the private placement and the exercise of warrants and options, we believe that the Company has adequate financial resources to fund operations through at least September 30, 2006. However, this is a capital-intensive business and any increased rate of growth may be partially dependent on raising additional financing.

The following table displays payments for our contractual obligations outstanding at September 30, 2005:

	Capital	Operating	Note
	Lease	Lease	Payable	Total
Less than 1 year	$—	$—	$—	$—

1 to 3 years	69,731	974,604	145,996	1,190,331

3 to 5 years	—	147,156	50,310	197,466

More than 5 years	—	—	—	—

Total	$69,731	$1,121,760	$196,306	$1,387,797

Operating Activities.     Our operations used net cash of $814,221 during the year ended September 30, 2005, including a $1,206,723 increase in our accounts payable and accrued liabilities during the period. Additionally, during the year ended September 30, 2005, the net increase in accounts receivable was $687,404.  Our net loss of $4,680,438 for the same period was offset by net noncash charges associated primarily with depreciation and amortization and other non-cash charges associated with stock options and warrants of $3,904,720.

Investing Activities.    During the year ended September 30, 2005, we purchased $11,599,496 of equipment relating to subscriber additions and paid $193,580 for the acquisition of other long-term assets. Additionally, the Company received $1,232,648 in proceeds from the sale of 549 subscribers in AvalonBay properties, which had been part of a joint venture. The Company purchased AvalonBay's interest in the Joint Venture on July 28, 2003. The Company's gain on the sale of these private cable systems, after expenses, was $715,696.

Financing Activities.  During the year ended September 30, 2005, we used $73,532 and $3,694 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $35,368 and received proceeds of $200,000 from the issuance of a note payable to Wachovia Bank.  Regarding equity financing activities, we (i) issued 449,667 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $448,958, (ii) issued 1,004,104 common shares upon the exercise of options, which resulted in net proceeds to the Company of $409,772, and (iii) closed a $16.25 million private equity placement financing for net proceeds of $15,045,444.

Working Capital.   As of September 30, 2005 and 2004, we had working capital of $7,784,821 and $3,910,911, respectively. The private equity placement discussed earlier provided $15,000,000 in proceeds towards working capital.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our satellite television and Internet systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Capital Requirements.     We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs for at least through September 30, 2006. However, this is a capital-intensive business and an increasing rate of growth is dependent partially on raising additional financing. There is no assurance that we will be successful in any of these initiatives.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 2, 2005

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
ASSETS
CURRENT
Cash and cash equivalents	$9,358,021	$4,705,722
Accounts receivable- trade, net of an allowance of $151,045 and $76,319	1,562,398	938,652
Prepaid expenses and deposits	200,345	98,834
TOTAL CURRENT ASSETS	11,120,764	5,743,208

Telecommunications equipment inventory	963,081	325,218
Property and equipment, net of accumulated depreciation of $4,954,301 and $2,771,311	14,435,784	6,401,833
Intangible assets, net of accumulated amortization of $2,279,918 and $1,407,621	2,740,787	3,226,217
TOTAL ASSETS	$29,260,416	$15,696,476

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,196,504	$609,115
Other accrued liabilities	1,114,343	548,907
Current portion of deferred revenue	934,270	615,995
Current portion of note payable	45,670	--
Current portion of capital lease obligation	45,156	58,280
TOTAL CURRENT LIABILITIES	3,335,943	1,832,297

Deferred revenue, net of current portion	--	43,700
Note payable, net of current portion	150,636	--
Capital lease obligation, net of current portion	24,575	49,615
TOTAL LIABILITIES COMMITMENTS AND CONTINGENCIES	3,511,154	1,925,612
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 49,812,922 and 42,672,671 shares issued and outstanding	49,815	42,673
Additional paid-in capital	57,194,221	42,122,896
Unearned compensation	(549,475)	(2,129,844)
Accumulated deficit	(30,945,299)	(26,264,861)
TOTAL STOCKHOLDERS’ EQUITY	25,749,262	13,770,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,260,416	$15,696,476

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Operations Years Ended September 30, 2005 and 2004
	2005	2004

REVENUE	$9,142,228	$4,490,235

OPERATING EXPENSES
Direct costs	3,582,407	1,391,464
Sales expenses	1,963,127	884,523
Customer service expenses	2,858,881	1,268,694
General and administrative expenses
(including non-cash charges of $849,433 and $4,004,276 )	3,318,866	5,561,102
Depreciation and amortization	3,055,287	1,620,164
TOTALS	14,778,568	10,725,947

OPERATING LOSS	(5,636,340)	(6,235,712)

Other income (expense)	--	--
Gain on sale of customers	715,696	—
Gain on settlement of accounts payable	15,190	33,840
Interest income	232,787	48,033
Interest expense (including non-cash interest charges of $0 and $2,735,796)	(7,771)	(2,755,115)
Other	—	(32,181)
NET LOSS	$(4,680,438)	$(8,941,135)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	48,479,204	37,607,929

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statement of Stockholders’ Equity Years Ended September 30, 2005 and 2004

	Common stock		Additional paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance, October 1, 2003	27,751,479	$27,750	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200
Conversion of notes payable and accrued interest	78,314	79	25,765			25,844
Issuance of common stock for accrued compensation	103,353	103	79,031			79,134
Issuance of common stock for compensation	182,190	182	413,284	(405,626)		7,840
Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094
Issuance of common stock in exchange for services	100,000	100	229,900			230,000
Issuance of common stock and warrants in connection with private placement	4,829,064	4,829	8,344,785			8,349,614
Effect of variable accounting for options			2,801,682			2,801,682
Issuance of common stock for warrants exercised, including effects of cashless exercises	7,997,067	7,998	5,299,477			5,307,475
Issuance of common stock for options exercised, including effects of cashless exercises	1,091,069	1,092	605,009			606,101
Issuance of common stock, options and warrants in exchange for services	500,000	500	2,473,400	(2,398,700)		75,200
Amortization of unearned compensation				757,815		757,815
Net loss					(8,941,135)	(8,941,135)
Balance, September 30, 2004	42,672,671	42,673	42,122,896	(2,129,844)	(26,264,861)	13,770,864
Issuance of common stock for accrued compensation	18,040	18	38,690			38,708
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	449,667	450	448,508			448,958
Issuance of common stock for options exercised	1,004,104	1,006	408,766			409,772
Effect of variable accounting for options			271,885			271,885
Issuance of common stock in exchange for termination of agreement	105,000	105	468,595	(198,500)		270,200
Cancellation of common stock and warrants in exchange for termination of agreement	(500,000)	(500)	(1,604,500)	1,178,959		(426,041)
Amortization of unearned compensation				599,910		599,910
Net loss					(4,680,438)	(4,680,438)
Balance, September 30, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262

 See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC. Consolidated Statements of Cash Flows Years ended September 30, 2005 and 2004

	For the years ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(4,680,438)	$(8,941,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	63,658	131,739
Provision for inventory obsolescence	69,821	—
Depreciation and amortization	3,055,287	1,620,164
Amortization of unearned compensation	599,910	757,815
Effect of variable accounting for stock options	271,885	2,801,682
Effect of issuance of common stock, options and warrants in exchange for services	—	313,040
Effect of issuance of common stock in exchange for termination of agreement	270,200	—
Effect of cancellation of common stock and warrants in exchange for termination of agreement	(426,041)	—
Charge to interest expense for amortization of deferred finance costs and debt discount	—	14,645
Charge to interest expense from cashless exercise of warrants by lenders	—	2,721,151
Gain on settlement of accounts payable	(15,190)	(33,840)
Gain on sale of customers and property and equipment	(715,696)	—
Changes in operating assets and liabilities:
Accounts receivable	(687,404)	(618,957)
Prepaid expenses and deposits	(101,511)	364,480
Accounts payable	602,579	157,866
Other accrued liabilities	604,144	(71,566)
Deferred revenue	274,575	79,754
Net cash used in operating activities	(814,221)	(703,162)
INVESTING ACTIVITIES
Purchases of equipment and improvements	(11,402,476)	(2,132,351)
Proceeds from sale of customers and property and equipment	1,232,648	—
Acquisition of other assets	(390,600)	(319,232)
Acquisition of Direct Satellite, Inc.	—	(2,515,000)
Acquisition of PCM Acquisitions Corp.	—	(1,455,691)
Net cash used in investing activities	(10,560,428)	(6,422,274)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable	200,000	—
Payments of notes payable	(3,694)	(91,721)
Proceeds from private placements of common stock and warrants	15,045,444	8,349,614
Proceeds from options exercised	409,772	606,100
Proceeds from warrants exercised	448,958	2,586,328
Payments of capital lease obligations	(73,532)	(126,938)
Net cash provided by financing activities	16,026,948	11,323,383
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,652,299	4,197,947
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,358,021	$4,705,722

	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 78,314 shares of common stock	$0	$25,844

Issuance of 18,040 and 103,353 shares of common stock for accrued compensation	$38,708	$79,134

Issuance of and 40,135 shares of common stock as settlement of accounts payable	$0	$28,094

Equipment acquired through capital lease obligations	$35,368	$92,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$7,771	$19,319

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

Property and equipment are recorded at cost less accumulated depreciation and amortization. Direct costs of placing telecommunications equipment into service and major improvements are capitalized. Costs of connecting and disconnecting service are expensed. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives as follows:

Telecommunications equipment, installed	7 years
Computer equipment	5 years
Furniture and fixtures	5 years

(d) Intangible Assets

Intangible assets consist of acquired building access agreements and subscriber lists and are being amortized on the straight-line basis over five years.

(e) Long-lived Assets

The Company performs a review for the impairment of long-lived assets with definitive lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when estimates of future undiscounted cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. No impairment losses were identified by the Company for the years ended September 30, 2005 and 2004.

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

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. Under the new agreement, the upfront activation commission that the Company receives from DIRECTV for each new subscriber is paid to the Company based on “gross” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. The commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period. Because after twelve months no portion of the commission can be “charged back,” the Company recognizes this revenue over one year.

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

(g) Loss Per Common Share

The Company presents “basic” earnings (loss) per share and, if applicable, “diluted” earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants were issued during the period and the treasury stock method was applied.

For the year ended September 30, 2005 and 2004, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2005, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into 8,949,227 shares of common stock (5,648,885 from warrants and 3,300,342 from options). There were 6,765,654 potentially dilutive common shares (4,226,348 from warrants and 2,539,306 from options) as of September 30, 2004.

(h) Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since a majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2005 and 2004 and cumulative translation gains and losses as of September 30, 2005 and 2004 were not material.

(i) Stock-Based Compensation

As permitted under SFAS 123, “Accounting for Stock-Based Compensation,”(“SFAS 123”) the Company has accounted for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and has made the pro forma disclosures required by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS 148”) in Note 4. Under APB 25, compensation charges arise from those situations where options are granted to employees and directors at an exercise price lower than the quoted market price of the underlying common shares. These amounts are amortized as a charge to operations over the vesting periods of the related stock options.

For stock options with cashless exercise provisions and options that have been re-priced and, accordingly, are subject to variable plan accounting, the Company recognizes a charge or credit to compensation expense for the increase or decrease in the intrinsic value of the option in each period. The intrinsic value is represented by the excess of the market price of the Company’s stock over the exercise price of the option.

Stock-based compensation charges arising from options and warrants issued to other than employees are recorded in accordance with the consensus in EITF 96-18 over the service period. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.

(j) Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of 90 days or less that have insignificant interest rate risk.

(k) Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable and capital lease obligations at September 30, 2005 and 2004 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

(l) Credit Concentration

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions.  At September 30, 2005, the Company has cash balances that exceed Federally insured limits in the amount of approximately $8,908,000.   Accounts receivable from DIRECTV (see Note 6) at September 30, 2005 and 2004, respectively, represented 47% and 28% of total trade accounts receivable. Revenues realized from DIRECTV represented 25% and 24% of total revenues in the years ended September 30, 2005 and 2004, respectively. Management believes the Company has an adequate allowance for potential losses from such concentration.

(m) Income Taxes

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

(n) Impact of Recently Issued Accounting Standards

In December 2004, The Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for the Company beginning with the fiscal quarter ending December 31, 2006. The new standard will require us to expense employee stock options and other share-based payments over the service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. However, we believe that the provisions of the revised standard are likely to require us to recognize additional charges for employee compensation.

The Financial Accounting Standards Board and the Emerging Issues Task Force (the “EITF”) have issued certain other accounting pronouncements as of September 30, 2005 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2005 and 2004, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

3.               NOTES PAYABLE

Notes payable under term loans outstanding as of September 30, 2005 consisted of the following:

Wachovia Bank Note (a) - current portion	$45,670
Wachovia Bank Note (a) - net of current portion	150,636
Total	$196,306
______________

(a)
On August 1, 2005, the Company entered into an unsecured Term Loan and Promissory Note Agreement with Wachovia Bank, National Association for $200,000. The note had a term of four years commencing September 1, 2005 with equal monthly payments of $4,719 of principal and earned interest at a fixed rate of 6.15% per annum for a total payout of $226,512.

4.               SHARE CAPITAL

Preferred Shares:

As of September 30, 2005, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. However, there were no shares of preferred stock outstanding as of September 30, 2005.

Common Shares (unearned compensation):

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of common stock and warrants for the purchase of 250,000 shares of common stock exercisable at $1.84 per share to each of PDI Communications Inc. (“PDI”) and B.A.A.M., LLC (“BAAM”) pursuant to an agreement executed on February 12, 2004 for future assistance over the next three years in establishing the Company's presence in the Southeast multi-dwelling unit market. The market value of the shares was $1,100,000 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The fair value of the shares of common stock was being amortized to expense over three years.

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

On November 18, 2004, the Company and PDI executed an agreement for the termination of the agreement executed on February 12, 2004. As final compensation, PDI (i) returned to the Company for cancellation the original stock certificate representing 250,000 shares of common stock, (ii) returned to the Company for cancellation the original warrant agreement for the purchase of 250,000 shares of common stock exercisable at $1.84 per share, and (iii) executed a standard release for any and all causes of action under the PDI Agreement. In return, the Company (i) re-issued to PDI a stock certificate for 50,000 registered shares of common stock, and (ii) agreed that PDI shall remain the Company’s preferred equipment provider for a period of one year. The Company had initially recorded the fair value of the 250,000 shares and the warrants to purchase 250,000 shares of $1,055,000 as unearned compensation of which $219,791 was amortized to expense during the period from February 12, 2004 to September 30, 2004. The 50,000 shares issued in connection with the termination of the PDI Agreement had a fair value of $152,500. Accordingly, the Company recorded a net credit to expense of $67,291 during the three months ended December 31, 2004 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to November 18, 2004 to $152,500. The Company also reversed the remaining $835,209 of unearned compensation.

On May 19, 2005, the Company and BAAM executed an agreement for the termination of the agreement executed on February 12, 2004. The termination resulted in the return to the Company for cancellation of the original stock certificate representing 250,000 shares of common stock and the execution by BAAM of a standard release for any and all causes of action under the BAAM Agreement. In return, the Company re-issued to BAAM a stock certificate for 55,000 registered shares of common stock. The Company had initially recorded the fair value of the 250,000 shares of $550,000 as unearned compensation of which $206,250 was amortized to expense during the period from February 12, 2004 to March 31, 2005. The 55,000 shares issued in connection with the termination of the BAAM agreement had a fair value of $117,700. Accordingly, the Company recorded a net credit to expense of $88,550 during the three months ended June 30, 2005 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to May 19, 2005 to $117,700. The Company also reversed the remaining $343,750 of unearned compensation.

Stock Option Plans:

(a)           Suppliers’ Stock Option Plan (“Suppliers’ Plan”):

On December 31, 1998, the Company established a stock option plan pursuant to which certain key suppliers of the Company were granted options on completion of specified activities. Under the terms of the Suppliers’ Plan, eligible suppliers could earn options to purchase an aggregate of 250,000 common shares of the Company. As of September 30, 2003, all 250,000 options had been granted.  During the year ended September 30, 2003, the Board repriced 75,000 of the supplier options from $1.50 per share to $0.33 per share. As a result of such repricing, the Company was subject to variable accounting for such options and, accordingly, recognized a non-cash charge of $118,750 during the year ended September 30, 2004 based on changes in the fair value of the options subsequent to the date of repricing. During the first quarter of the fiscal year ended September 30, 2005, the remaining 76,115 supplier options were exercised and there were no remaining options outstanding under the Suppliers’ Plan.

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

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the re-pricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.  During the year ended September 30, 2003, the Board of Directors approved the repricing of certain options previously granted to directors, officers, employees and consultants from $0.60 per share to $0.33 per share.  As of September 30, 2003, a total of 1,925,624 of the 2,565,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $0.33 per share.  As a result of such repricing, the Company is subject to variable-plan accounting for such options and, accordingly, it recognized non-cash charges for compensation expense of $271,885 and $2,682,932 during the years ended September 30, 2005 and 2004, respectively, based on the net increases in the market value of the options subsequent to the respective dates of repricing.  On August 5, 2004, the stockholders voted at the Annual General Meeting to increase the number of shares available under the 2001 Option Plan from 4.0 million to 5.6 million.

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

Since the Company has elected to continue to use the provisions of APB 25 in accounting for stock options granted to employees, it is required by SFAS 123 and SFAS 148, to present additional pro forma information showing effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period. Had the Company elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, net loss and loss per common share would have been increased to the pro forma amounts shown in the table below.  The fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model and the assumptions set forth in Note 4(d).

	Years ended September 30,
	2005	2004
Net loss as reported	$(4,680,438)	$(8,941,135)
Add: stock-based employee compensation expense included in net loss, net of related tax effects	304,485	2,682,932
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,041,900)	(385,320)
Pro forma net loss	$(5,417,853)	$(6,643,523)
Basic and diluted net loss per share:
As reported	$(0.10)	$(0.24)
Pro forma	$(0.11)	$(0.18)

(c) Issuance of Options to Consultants:

On March 28, 2005, the Company granted options to purchase a total of 75,000 shares of common stock under the 2001 Option Plan to a consultant in exchange for services. The options were granted at an exercise price of $2.51. The fair value of the vested options, as calculated using a Black-Scholes option pricing model in accordance with SFAS 123 (see Note 4(d)), was $104,500, which was charged to general and administrative expenses in the year ended September 30, 2005.

(d) Other Stock Option Activity:

The Employees’ Plans were initially authorized to issue a total of 4,000,000 shares and the Suppliers’ Plan was authorized to issue a total of 250,000 shares. The following table summarizes all of the Company’s stock option activity during the years ended September 30, 2005 and 2004:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Avg. Exercise Price Per Share
Outstanding at Oct.1, 2003	1,024,375	2,815,000	410,625	$0.44
Granted (weighted average fair value of $1.70 per share) (A)	(821,000)	821,000	—	$1.62
Expired	5,625	(5,625)	-	0.33
Exercised (B)	—	(1,091,069)	1,091,069	$0.56
Increase in available shares	1,600,000	--	-
Outstanding at Sept. 30, 2004	1,809,000	2,539,306	1,501,694	$0.77
Granted (weighted average fair value of $2.09 per share)	(2,100,000)	2,100,000	—	$2.51
Expired	334,860	(334,860)	-	2.69
Exercised (B)	—	(1,004,104)	1,004,104	$0.41
Outstanding at Sept. 30, 2005 (C)	43,860	3,300,342	2,505,798	$1.79
_______________

(A) - The intrinsic value of these options, which were granted to directors and employees, of $288,700 was initially charged to unearned compensation with a corresponding increase in additional paid-in capital. The intrinsic value will be amortized to expense over the respective periods of service.

(B) - The Company received cash payments of $409,772 and $606,100 for the years ended September 30, 2005 and 2004, respectively, upon the exercise of these options.

(C) - As discussed above, the Company re-priced certain options, and as a result, such options were subject to variable accounting provisions.  Accordingly, during the years ended September 30, 2005 and 2004, the Company recognized charges to general and administrative expenses of $271,885 and $2,801,682, respectively, for the increase in market price per share of the Company’s common stock.

As at September 30, 2005, the following stock options were outstanding:

Exercise Prices	Number Outstanding	Number Exercisable	Weighted- Average Remaining Contractual Life (years)
$ 0.33	717,258	647,257	1.56
0.65	100,000	100,000	3.25
1.28	200,000	200,000	3.25
1.35	135,000	78,750	3.25
1.83	200,000	100,000	4.83
2.01	625,000	75,000	4.58
2.05	145,000	60,417	3.75
2.20	67,667	27,000	3.92
2.29	100,000	41,666	3.75
2.52	75,000	50,000	4.50
2.71	300,000	49,998	4.33
2.83	35,417	18,750	4.08
3.01	600,000	100,000	4.33
Total	3,300,342	1,548,838

Warrants Issued:

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2005 and 2004:
	Number of Warrants Outstanding	Weighted Avg. Exercise Price Per Share ($)
Outstanding at October 1, 2003	9,467,363	0.37
Issued (A)	3,085,985	2.08
Cancelled (B)	(329,933)	0.33
Exercised (C)	(7,997,067)	0.40
Outstanding at September 30, 2004	4,226,348	1.57
Issued (D)	2,122,204	3.40
Cancelled (E)	(250,000)	1.84
Exercised (F)	(449,667)	1.00
Outstanding at September 30, 2005	5,648,885	2.29
____________________

(A)
In connection with the November 24, 2003 private placement described below, the Company issued warrants to purchase 1,100,001 shares of common stock at an exercise price of $1.75 per share that expire on November 24, 2006.

The Company issued warrants to purchase 40,000 shares of common stock for consulting services that had been provided by JRJ Capital. The warrants have an exercise price of $0.65 per share and expire on October 1, 2006. The fair value of the warrants was $75,200 on the date of the grant, as calculated using Black-Scholes option pricing model, which resulted in a charge to compensation expense and an increase in additional paid-in capital.

In connection with the agreements with PDI and BAAM on February 12, 2004 described above, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $1.84 per share that expire on February 12, 2008 of which, warrants to purchase 250,000 shares were cancelled in the year ended September 30, 2005. The remaining warrants vest quarterly over three years. The fair value of the remaining warrants was $505,000 on the date of the grant, as calculated using the Black-Scholes option pricing model.

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

(C)
During the year ended September 30, 2004, certain investors exercised warrants to purchase 2,072,117 shares of common stock with an exercise price of $0.33 per share, 4,017,500 shares of common stock with an exercise price of $0.43 per share, and 100,000 shares of common stock with an exercise price of $1.75 per share, and as a result, the Company received cash proceeds of $2,586,328.

(D)
In connection with the November 24, 2004 private placement described below, the Company issued warrants to purchase 2,122,204 shares of common stock at an exercise price of $3.40 per share that expire on November 24, 2007.

(E)
As explained above, on November 18, 2004, the Company and PDI terminated an agreement executed on February 12, 2004. As part of the termination, PDI returned to the Company for cancellation the original warrant agreement for the purchase of 250,000 shares of common stock exercisable at $1.84 per share originally issued on February 12, 2004.

(F)
During the year ended September 30, 2005, certain investors exercised warrants to purchase 253,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share, and as a result, the Company received cash proceeds of $448,958

Assumptions Used in Determining Fair Value of Stock Options and Warrants:

The fair value of the warrants issued in connection with the issuances of notes payable, the fair value of the options issued to employees used in connection with the computation of pro forma net loss and loss per common share and the fair value of the options and warrants issued to non-employees in exchange for consulting, marketing and financial services were estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions used for 2005 and 2004:

	2005	2004
Expected volatility	76%	68%
Risk-free interest rate	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

Stock Purchase Plan:

On October 23, 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”) whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000.

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

During the years ended September 30, 2005 and 2004, the Company issued 18,040 and 103,353 shares respectively, to employees under the Purchase Plan. The aggregate purchase price for those shares of $38,708 and $79,134, respectively, was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries or severance. Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

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

Shares Issued for Settlement of Accounts Payable:

The Company issued 40,135 shares of common stock during the year ended September 30, 2004 with a fair value of $28,094 pursuant to agreements for settlements of outstanding trade accounts payable and recognized a gain of $33,840. The Company also issued 100,000 shares with a fair value of $230,000 to SCO Financial Group, LLC as settlement of an account payable and resulting litigation therefrom.

There were no issuances of shares of common stock during the year ended September 30, 2005 for settlements of accounts payable.

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

On November 24, 2004, the Company completed a $16.25 million private equity placement, pursuant to which the Company sold 6,063,400 units. Each unit consisted of one share of common stock and three-tenths of one three-year warrant to purchase one share of common stock at an exercise price of $3.40 per share, to accredited investors at a per unit price of $2.68. After the payment of fees and expenses, the Company received net proceeds of $15,045,444 and issued 6,063,440 common shares and 2,122,204 warrants to purchase common shares.

5.               COMMITMENTS AND CONTINGENCIES

(a)          Litigation

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. In September 2005, pursuant to a verbal settlement, the Company expects to receive $73,500 (CDN). The parties are in the process of drafting formal settlement and dismissal documents.

(b)          Contracts

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

During the year ended September 30, 2005, the Company entered into an additional management agreement with another senior executive that provides for annual compensation, excluding bonuses, of $225,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 12 to 18 months of salary, depending on timing. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 12 months of salary.

(c)          Operating Leases

The Company is required to make future minimum rental payments of $343,251 during the year ending September 30, 2006 under a non-cancelable lease for its facilities. Rent expense under all operating leases amounted to $193,374 and $134,422, respectively, for the years ended September 2005 and 2004.

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

7.     CAPITAL LEASE OBLIGATIONS

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2008. During the years ended September 30, 2005 and 2004, the Company entered into lease agreements for new equipment having a cost basis of $35,368 and $92,418, respectively.  In addition, during the year ended September 30, 2004, the Company assumed capital leases for equipment with a remaining cost basis of $47,693. Future minimum payments required under capital leases as of September 30, 2005 were not material.

The net book value of equipment under capital leases as of September 30, 2005 and 2004 was $125,384 and $193,240, respectively, and is included in property and equipment.

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

The intangible assets were attributable to the building access agreements and customer lists. The intangible assets acquired are being amortized over five years. The Company also entered into a consulting agreement with Cablecom/Spacelink for the development of the Company’s presence in the Chicago market (see Note 4).

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

The following table presents the unaudited pro forma results of operations for informational purposes for the year ended September 30, 2004, assuming that the Company had acquired DSI and PCM at the beginning of the year:

2004
Total revenue	$5,716,785
Net loss	(8,821,988)
Net loss per common share	$(0.23)

The pro forma results of operations give effect to certain adjustments including amortization of purchased intangibles. This information may not necessarily be indicative of the future combined results of operations of the Company.

10.  PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2005	2004
Telecommunications equipment, installed	$18,304,151	$8,624,653
Computer equipment	734,265	396,540
Furniture and fixtures	189,092	127,017
Other	162,577	24,954
	19,390,085	9,173,164
Less: Accumulated depreciation	(4,954,301)	(2,771,331)
	$14,435,784	$6,401,833

Depreciation expense amounted to $2,182,970 and $1,138,077 for the years ended September 30, 2005 and 2004, respectively.

11.        INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2005	2004
Building access agreements and subscriber lists	$5,020,705	$4,633,838
Less: Accumulated amortization	(2,279,918)	(1,407,621)
	$2,740,787	$3,226,217

Amortization expense amounted to $872,297 and $482,087 for the years ended September 30, 2005 and 2004, respectively. Amortization of intangibles in the five years subsequent to September 30, 2005 is as follows:

Year	Amortization Amount
2006	$944,093
2007	659,617
2008	603,390
2009	469,897
2010	63,790

12.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	2005	2004
Accrued costs and expenses	$867,939	$348,111
Other	246,404	200,796
Totals	$1,114,343	$548,907

13.         INCOME TAXES

The Company had pre-tax losses but did not record any credits for Federal or other income taxes for the years ended September 30, 2005 and 2004. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2005 and 2004, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2005	2004
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$8,101,000	$6,630,000
Canada	3,287,000	3,244,000
Amortization of intangible assets	619,000	394,000
Other	300,000	334,000
Totals	11,885,000	10,602,000
Deferred tax liabilities—depreciation of property and equipment	(1,445,000)	(712,000)
Net deferred tax assets	10,862,000	9,890,000
Less valuation allowance	(10,862,000)	(9,890,000)
Totals	$—	$—

At September 30, 2005 and 2004, the Company had net operating loss carry forwards of approximately $19,388,000 and $15,301,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,225,000 and $7,129,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2005, the Federal tax loss carry forwards will expire from 2006 through 2025 and the Canadian tax loss carryforwards will expire from 2006 through 2010. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $895,000 and $2,428,000 in the years ended September 30, 2005 and 2004, respectively.

14.         SEGMENT AND RELATED INFORMATION

The Company operates in one industry segment. The Company’s operations are comprised of providing delivery of home entertainment and information technology to multi-unit dwellings.

15.         SUBSEQUENT EVENTS

From October 1, 2005 through December 19, 2005, 350,000 warrants were exercised with the Company receiving proceeds of $87,500.

16.         RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

In connection with its review of our financial statements for the quarter ended June 30, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of management that although the Company had been accounting for options with cashless exercise provisions and options that had been repriced by using variable plan accounting in accordance with the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25,” it had not calculated the related adjustments appropriately during the quarters ended December 31, 2004 and March 31, 2005. J.H. Cohn LLP had informed the management of the Company that the calculation of the adjustment was based on the average stock price for each of the quarters instead of the lowest price on the last day of each quarter. After reviewing the matter, management agreed that the calculation had been based on the incorrect stock prices and determined that such calculation had understated the decrease in the market value of the options and, as a result, had overstated noncash compensation costs and net losses during those quarters by a total of $196,739. Management believed that the amount of the error applicable to compensation expense in each of the affected quarterly periods was not material and that the quarterly reports for each period did not have to be restated. Instead of restating the quarters ended December 31, 2004 and March 31, 2005, the Company chose to recognize the entire $196,739 decrease in compensation expense resulting from the error in applying variable accounting in the financial statements in the quarter ended June 30, 2005.

Although we believe that the errors in each of the affected quarterly reports were not material, we are presenting certain statement of operations information under this separate unaudited financial statement note to correct them. Presented below are the total general and administrative expenses, the net loss and the basic and diluted loss per common share before adjustment and the adjusted amounts for each quarter.

Quarter Ended December 31, 2004	As Previously Reported For the Three Months Ended 12/31/2004	As Restated For the Three Months Ended 3/31/2005
Statement of Operations:
General and administrative expenses	$1,416,304	$1,210,427
Net Loss	$(1,800,696)	$(1,594,819)
Basic and diluted loss per common share	$(0.04)	$(0.04)

Quarter Ended March 31, 2005	As Previously Reported For the Three Months Ended 3/31/2005	As Restated the Three Months Ended 3/31/2005	As Previously Reported For the Six Months Ended 3/31/2005	As Restated the Six Months Ended 3/31/2005
Statement of Operations:
General and administrative expenses	$1,112,458	$1,568,802	$2,528,762	$2,779,229
Net Loss	$(1,620,200)	$(2,076,544)	$(3,420,896)	$(3,671,363)
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Quarter Ended June 30, 2005	As Previously Reported For the Three Months Ended 6/30/2005	As Restated the Three Months Ended 6/30/2005	As Previously Reported For the Nine Months Ended 6/30/2005	As Restated the Nine Months Ended 6/30/2005
Statement of Operations:
General and administrative expenses	$(60,129)	$(310,596)	$2,468,633	$2,468,633
Net Loss	$213,467	$463,934	$(3,207,429)	$(3,207,429)
Basic and diluted loss per common share	$0.00	$0.01	$(0.07)	$(0.07)

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer, the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures were effective as of that date in making known to them on a timely basis, material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, solely for the reasons set forth below.

In connection with the preparation of its unaudited financial statements for the quarter ended March 31, 2005, the Company identified a material weakness in its internal controls surrounding the recording and valuation of stock options subject to variable plan accounting treatment. Such weakness resulted in a restatement of the Company’s financial statements for the year ended September 30, 2004 and the quarter ended December 31, 2004 to increase by $1.36 million the amount of noncash compensation expense attributable to stock options for the five quarters. Steps and adjustments that the Company took to remediate this weakness after discovery included the hiring and appointment of a Vice President of Finance and Administration who is also the Chief Accounting Officer, improvements to training and approval of any and all relevant continuing educational seminars, enhanced oversight of staff, and the appointment to the Board of Directors of an independent financial expert. Despite these adjustments, a second error of a misapplied valuation was discovered in the amount of noncash compensation expense attributable to stock options for two of these quarters (see Note 16). The Company has directed the Vice President of Finance to implement additional oversight and additional training on this particular issue. The Company believes that these steps, in addition to steps previously taken, were sufficient to remediate this weakness during the quarter ended September 30, 2005.

(b) Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following are the directors and executive officers of the Company:

DIRECTORS

Sheldon B. Nelson, 44, has served as Chief Executive Officer and Chairman of the Board of the Company since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Douglas G. Hooper, 45, joined the Board of Directors in May 2000. He is currently Executive Chair of Canadian Bioenergy Corporation, a privately owned biodiesel business. Mr. Hooper has also served, from 1997 to present, in many capacities as an acquisitions and finance consultant, with extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President and CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

John Edward "Ted" Boyle, 58, joined the Board of Directors in May of 2000. He is currently the Vice-President of Corporate Development of Cable Bahamas, in Nassau. From 2002 to 2004 he was President of the cable division of 180 Connect Inc., North America's largest cable and satellite installation and service contractor. From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the cable television provider for Sri Lanka. From 1996 -1997, Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada's first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). As the founding officer of Regional Cablesystems at Cancom, and later as Vice-President of Market Development at Regional, he led the licensing and construction or acquisition of over 1000 Canadian and American cable systems.

Steve J. Cox, 44, accepted appointment to the Board of Directors in July 2005. He was most recently executive vice president of Sales, Distribution and Business Development for DIRECTV, Inc. In this position, he was responsible for overseeing all elements of DIRECTV’s sales and distribution strategy, including management of national and regional consumer electronics retailers, telephony partners, independent accounts and internal sales; execution of new sales programs; management of commercial and multi-dwelling unit (MDU) sales programs; and sales operations and support. Prior to overseeing the Sales and Distribution Division, Mr. Cox served as executive vice president of DIRECTV Global Digital Media and as senior vice president of New Ventures, where he was responsible for structuring and negotiating DIRECTV’s strategic partnerships, acquisitions and investments, as well as developing new business opportunities. Mr. Cox joined DIRECTV in 1995 as vice president, Business Affairs and General Counsel, from his previous post as corporate counsel for Science Applications International Corporation (SAIC). His primary responsibilities at SAIC included acquisitions and divestitures, strategic alliances and joint ventures.

Carolyn C. Howard, 42, accepted appointment to the Board of Directors in July 2005 and is serving on the Company’s Audit Committee as the independent financial expert. Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. Prior to that, Ms. Howard owned and managed a personnel and staffing firm and held a position in banking with a focus on Fannie Mae/Freddie Mac lending. Additionally, she has held positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies. In 1997, she sold the company to Vermont Pure Springs, Inc., a publicly traded company. Ms. Howard also sits on the board and chairs the audit committee of Video Display Corporation, (VIDE) a publicly traded company. In February 2005, she was named Treasurer to the Jaffrey Gilmore Foundation, a New Hampshire non-profit organization for the arts.

Edward L. Huguez, 47, joined the Board in October of 2003 and retired from the Board in October of 2005. He is currently executive vice president, Starz Entertainment Group. Starz is the largest provider of premium movie services with up to thirteen digital movie channels and more than 750 movies per month. Starz is a wholly owned subsidiary of Liberty Media Corporation (NYSE: L, LMCb). Prior to Starz, he was President and CEO of MidStream Technologies, a privately held company concentrating on Video on Demand and Network Digital Video Recording.  Prior to joining Midstream, he served as senior vice president at Akamai Technologies, the leading provider of global, high performance services for the delivery of interactive Internet content, streaming media and Internet applications.  He joined Akamai upon its $2.8 billion acquisition of INTERVU in April 2000.  As chief operating officer at INTERVU, Mr. Huguez helped drive the evolution of the company from a start up with about 30 employees and no revenue, to the market leader with 400 employees and more than 900 customers.  Before INTERVU, Mr. Huguez spent almost six years at DIRECTV, the nation’s leading digital satellite television service.  He joined DIRECTV in 1992 and was part of the senior executive team that launched the service in 1994.  He had two primary responsibilities while at DIRECTV; first, vice president of programming acquisition, then, after DIRECTV successfully launched its service and became the leading television satellite service, he was asked to lead DIRECTV’s newly formed New Media & Interactive Programming and Platforms Group, where he assumed the role of vice president and general manager. Mr. Huguez earned his MBA at UCLA and holds a bachelor’s degree in political science from Arizona State.

OFFICERS

Tom Tracey, President and Chief Operating Officer. Mr. Tracey, 42, has been with the Company since May 2005. Mr. Tracey most recently served as Vice President of Broadband Services at national Internet service provider EarthLink. In this capacity he was responsible for a base of over one million subscribers to cable modem, DSL and satellite services with monthly growth rates in excess of 25,000 subscribers. Mr. Tracey also led and managed the Cable Product Management Team in successfully developing and launching the EarthLink Broadband Service over Time Warner Cable systems. Additionally, he was responsible for leading EarthLink's Next Generation Broadband Team in developing and managing fixed wireless and broadband over power lines services. Prior to joining EarthLink, Mr. Tracey was a Director at Directv, Inc. responsible for the launch, implementation and business development of DIRECTV services in South America, which achieved growth of over one million subscribers. He also served in management roles in launching and operating DIRECTV's affiliate and joint venture relationships in the United States. He holds a Bachelor of Sciences degree from San Diego State University and an MBA from the Anderson School at UCLA.

Patrick Cunningham, Vice President of Sales and Business Development. Mr. Cunningham, 37, has been a Vice President with the Company since 2000.  He has over fourteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel. Mr. Holmstrom, 40, has been with the Company since 2000 serving as the Company’s inhouse legal counsel. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of Shughart Thomson & Kilroy, PC.

Michael Stanway, Vice President of Product Engineering. Mr. Stanway, 41, joined the Company in 2000 as Manager and then Director of MIS/IT Services. Mr. Stanway then assumed the position of Director of Operations and then Vice President of Operations. Mr. Stanway has a post-secondary degree as a Network Specialist with Microsoft and Novell certifications.

Carmen Ragusa, Jr., Vice President of Finance and Administration. Mr. Ragusa, 57, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability, and has assisted in the implementation of operational strategies that support business development and financial objectives.

Joe Nassau, Vice President of Subscriber Operations.  Mr. Nassau, 49, has been with the Company since June 2005 and is responsible for leading and managing the Company’s Call Center (sales, customer support and tech support), Subscriber Lifecycle Process Management, Subscriber Operational Support Systems, Training, Dispatch, and Backoffice operations.  He brings over 20 years of experience in the pay television and broadband industries in a variety of functional and operational management roles.  In particular, he led and managed the integration, growth and operation of HBO’s satellite television call center and backoffice operations in Chicago that supported sales and service for over 1 million subscribers.  He also held key leadership roles in the successful planning, launch, and deployment of Galaxy Latin America’s DIRECTV services in Latin America, as well as the highly successful launch of EarthLink’s High-Speed Internet Service throughout Time Warner Cable’s network nationwide.  Mr. Nassau holds a BA in Communications from Fordham University and an MBA in Decision and Information Sciences from the University of Florida.  He also served as an Infantry Officer in the Unites States Army.

John Silvers, Vice President of Field Operations. Mr. Silvers, 37, joined MDU Communications in July 2005 and has over fifteen years of management and sales experience focused on the telecommunications and service industries. Mr. Silvers most recently managed foodservice operations for ARAMARK’s Correctional Services division. Prior to ARAMARK, Mr. Silvers provided satellite transponder services to cable and broadcast clients with GE Americom. While at GE, he completed the largest transaction in the company’s history with a two satellite sale to BellSouth. Prior to GE, Mr. Silvers was Vice President and General Manager at SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of SkyView’s East Region. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. Prior to SkyView, Mr. Silvers was an Officer in the U.S. Army where he served as a Battalion Personnel Officer, Battalion Logistics Officer and an Air Defense Artillery Platoon Leader. Mr. Silvers has a Bachelor of Science from the United States Military Academy at West Point, NY where he majored in Engineering Management.

AUDIT COMMITTEE AND INDEPENDENT FINANCIAL EXPERT

Our Board of Directors has established a separately designated and standing Audit Committee (as defined and established in accordance with Section 3(a)(58)(A) of the Exchange Act) to oversee the accounting and financial reporting processes of the Company and the audits of our financial statements.  The members of the Audit Committee are Douglas Hooper, J.E. “Ted” Boyle and Carolyn Howard.

Under the new rules of the SEC brought about by the Sarbanes-Oxley Act, companies are required to disclose whether their Audit Committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-B under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Board member Carolyn Howard meets the criteria of an independent financial expert and serves as such on behalf of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2005 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to our officers (including our principal executive officer and our principal financial and accounting officer), management employees and directors.  A copy of our Code of Ethics will be provided without charge to any person who requests a copy by sending a written request to:

MDU Communications International, Inc.
60-D Commerce Way
Totowa, New Jersey 07512
Attn: Corporate Secretary

Item 10.  Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information as of September 30, 2005, regarding compensation paid during each of the Company’s last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation[2]	Securities Underlying Options (shares, cumulative) [3]
Sheldon B. Nelson,	2005	$269,743	$200,000	$-0-	1,400,000
Chief Executive Officer	2004	$200,000	$30,000	$-0-	800,000
	2003	$192,000	$50,000	$-0-	800,000

Tom Tracey,	2005	$82,212[1]	$35,000	$2,306	500,000
Chief Operating Officer, Pres.

Patrick Cunningham,	2005	$173,070	$45,706	$2,000	450,000
VP of Sales and Business Dev.	2004	$160,000	$6,000	$6,000	350,000
	2003	$160,000	$-0-	$6,000	300,000

Bradley Holmstrom,	2005	$157,744	$63,907	$-0-	425,000
General Counsel	2004	$138,900	$10,000	$1,500	325,000
	2003	$109,250	$-0-	$5,750	250,000

Michael Stanway,	2005	$110,609	$7,875	$-0-	225,000
VP of Product Engineering	2004	$105,600	$-0-	$-0-	225,000

Carmen Ragusa, Jr.,	2005	$145,006	$10,000	-0-	200,000
VP of Finance and Admin.	2004	$54,034[1]	$-0-	-0-	100,000

John Silvers,	2005	$32,307[1]	$-0-	$1,385[2]	-0-
VP of

Joe Nassau,	2005	$37,692[1]	$-0-	$-0-	-0-
VP of Subscriber Operations
_________________

(1) Partial year salary.

(2) Auto allowance.

(3) Includes total options granted since commencement of employment, not reduced by exercise.

The following table sets forth certain information as of September 30, 2005, regarding grants of quarterly vesting stock options made during the fiscal year ended September 30, 2005 to named executive officers:

OPTIONS GRANT TABLE

Executive Officer	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Sheldon B. Nelson,	600,000	30%	$3.01	2/1/2010
Chief Executive Officer

Tom Tracey,	500,000	25%	$2.01	5/5/2010
Chief Operating Officer, Pres.

Patrick Cunningham,	100,000	5%	$2.83	2/24/2010
VP of Sales and Business Dev.

Bradley Holmstrom,	100,000	5%	$2.83	2/24/2010
General Counsel

Carmen Ragusa, Jr.,	100,000	5%	$2.83	2/24/2010
VP of Finance and Admin.

The following table sets forth certain information as of September 30, 2005, regarding the exercise of stock options made during the fiscal year and the valuation of unexercised stock options at September 30, 2005 to named executive officers:

AGGREGATED OPTION EXERCISES
IN FISCAL YEAR ENDED SEPTEMBER 30, 2005 AND YEAR ENDED OPTION VALUES

Executive Officer	Shares Acquired on Exercise	Value of Shares after Exercise on Exercise Date	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In the Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sheldon B. Nelson,	570,000	$1,658,700[1]	175,000	500,000	$107,250	$0
Chief Executive Officer

Tom Tracey,	-0-	-0-	41,667	458,333	$0	$0
Chief Operating Officer, Pres.

Patrick Cunningham,	40,000	$116,800[2]	220,833	104,167	$258,918	$6,834
VP of Sales and Business Dev.

Bradley Holmstrom,	31,023	$62,976[3]	260,416	114,584	$304,791	$11,959
General Counsel

Michael Stanway,	30,000	$80,100[4]	145,000	50,000	$189,475	$89,375
VP of Product Engineering

Carmen Ragusa, Jr.,	-0-	-0-	58,344	141,666	$0	$0
VP of Finance and Admin.
__________

1.	Value of exercised options at $3.24/share on day of exercise, less exercise price of $0.33/share.

2.	Value of exercised options at $3.25/share on day of exercise, less exercise price of $0.33/share.

3.	Value of exercised options at $2.36/share on day of exercise, less exercise price of $0.33/share.

4.	Value of exercised options at $3.00/share on day of exercise, less exercise price of $0.33/share.

COMPENSATION OF DIRECTORS

Cash. Each director who is not an employee or full time consultant of the Company is paid $1,000 per month and an attendance fee of $1,000, plus out-of-pocket expenses for each Board or committee meeting attended. Ms. Howard also receives an additional $3,000 per year for her work as the independent financial expert on the Company’s Audit Committee.

Stock. In 2000, Messrs. Boyle and Hooper each received a total of five-year options to purchase 100,000 shares of common stock as compensation for two years of Board service. These options were at an exercise price of $0.33 per share and have been exercised.  In 2004, Messrs. Boyle and Hooper each received additional five-year, fully-vested options to purchase 100,000 shares of common stock as additional compensation for two additional years of Board service. These options are at an exercise price of $1.28 per share.  In 2003, Edward Huguez was granted a five-year option to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are currently priced at $0.65 per share. In the fiscal year ending September 30, 2005, Mr. Cox and Ms. Howard have each been granted a five-year, partially-vested option to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are currently priced at $1.83 per share.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Sheldon Nelson. The Company has a Management Employment Agreement with its Chief Executive Officer, Sheldon Nelson, with a current annual salary of $250,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twenty-four (24) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to thirty-six (36) months salary.

Tom Tracey. The Company has a Management Employment Agreement with its President and Chief Operating Officer, Tom Tracey, with a current annual salary of $225,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to eighteen (18) months salary. Upon a change in control, Mr. Tracey can elect to terminate the Agreement with the Company paying a termination payment equal to twelve (12) months salary.

Patrick Cunningham. The Company has a Management Employment Agreement with its Vice President of Sales and Business Development, Patrick Cunningham, with a current annual salary of $180,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twelve (12) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twenty four (24) months salary.

Brad Holmstrom. The Company has a Management Employment Agreement with its General Counsel, Brad Holmstrom, with a current annual salary of $160,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to four (4) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months salary.

Michael Stanway. The Company has a Management Employment Agreement with its Vice President of Product Development, Michael Stanway, with a current annual salary of $110,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to three (3) months salary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of December 19, 2005 by each person or group known to the Company to be the beneficial owner of more than 5% of the Company’s common stock based upon Forms SC 13G and Forms SC 13G/A filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Capital Group International, Inc. and Capital Guardian Trust Co. 11100 Santa Monica Blvd., Los Angeles, CA 90025	5,559,390	11.2%
SC Fundamental, et. al. 747 Third Ave., New York, NY 10017	2,863,000	5.7%
Fuller & Thaler, et. al. 411 Borel Ave., Suite 402, San Mateo, CA 94402	2,842,367	5.7%

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of December 19, 2005, including; (i) each executive officer named in the Summary Compensation Table (except Mr. Silvers and Mr. Nassau who do not currently own any shares of the Company’s common stock); (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Sheldon B. Nelson[1]	1,712,866	3.0
Tom Tracey[2]	41,667	*
Patrick Cunningham[3]	455,862	1.0
Brad Holmstrom[4]	342,841	1.0
Michael Stanway[5]	122,013	*
Carmen Ragusa, Jr.[2]	58,334	*
J.E. (Ted) Boyle[6]	150,000	*
Douglas Hooper[7]	150,000	*
Steve Cox[2]	50,000	*
Carolyn Howard[8]	150,200	*
All executive officers and directors as group (10 persons)	3,233,283	6.3[9]

* less than 1%
___________________

(1)
Includes 971,016 shares held of record by 55,930 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 566,850 held personally and 175,000 shares subject to options exercisable within 60 days.

(2)	Includes only exercisable options, within the next sixty days, to purchase shares of common stock.

(3)	Includes 234,979 shares of common stock and 220,883 exercisable options, within the next sixty days, to purchase shares of common stock.

(4)	Includes 82,425 shares of common stock and 260,416 exercisable options, within the next sixty days, to purchase shares of common stock.

(5)	Includes 54,819 shares of common stock and 145,000 exercisable options, within the next sixty days, to purchase shares of common stock.

(6)	Includes 50,000 shares of common stock and 100,000 exercisable options, within the next sixty days, purchase shares of common stock.

(7)	Includes 50,000 shares of common stock and 100,000 exercisable options, within the next sixty days, to purchase shares of common stock.

(8)	Includes 100,200 shares of common stock and 50,000 exercisable options, within the next sixty days, to purchase shares of common stock.

(9)	Based on 51,014,222 outstanding shares and above mentioned options.

Item 12.  Certain Relationships and Related Transactions

On November 1, 2005, Director Steve Cox entered into a Consulting Agreement with the Company to provide Business Development services for a period of six months at a base rate of $5,000 per month. Should these business development initiatives result in a strategic funding, Mr. Cox shall receive an “investment fee” equal to 2% of the first $5 million and 1% of any amount in excess of $5 million. This Agreement may be terminated upon two weeks notice by either party.

Item 13.  Exhibits

  INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
21.1	Subsidiaries of the Company (5)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

___________
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3) Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4) Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5) Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6) Filed Herewith

Item 14.  Principal Accountant Fees and Services

J.H. Cohn LLP has served as the Company’s Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ended September 30, 2005	Fiscal year ended September 30, 2004
Audit Fees	$148,417	$117,057
Audit Related Fees	—	—
Tax Fees	$23,612	38,277
All Other Fees	$--	$--

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer December 22, 2005

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance December 22, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 22, 2005

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	December 22, 2005

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 22, 2005

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 22, 2005

/s/ STEVEN J. COX
Steven J. Cox	Director	December 22, 2005