Form 10-Q
period 2005-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2006-02-14
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	84-1342898 (I.R.S. Employer Identification No.)

60-D Commerce Way, Totowa, New Jersey (Address of principal executive offices)	07512 (Zip Code)

(973) 237-9499

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer   ☐ Accelerated filer   ☐   Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2006
Common Stock, $0.001 par value per share	50,171,609 shares

MDU Communications International, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2005 (Unaudited) and September 30, 2005

	December 31,	September 30,
	2005	2005
ASSETS
CURRENT
Cash and cash equivalents	$6,507,112	$9,358,021
Accounts receivable- trade, net of an allowance of $74,989 and $151,045	1,258,528	1,562,398
Prepaid expenses and deposits	211,168	200,345
TOTAL CURRENT ASSETS	7,976,808	11,120,764

Telecommunications equipment inventory	905,574	963,081
Property and equipment, net of accumulated depreciation of $5,705,057and $4,954,301	15,894,780	14,435,784
Intangible assets, net of accumulated amortization of $2,518,360 and $2,279,918	2,548,942	2,740,787
TOTAL ASSETS	$27,326,104	$29,260,416

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$901,248	$1,196,504
Other accrued liabilities	864,916	1,114,343
Current portion of deferred revenue	804,191	934,270
Current portion of notes payable	45,670	45,670
Current portion of capital lease obligation	45,156	45,156
TOTAL CURRENT LIABILITIES	2,661,181	3,335,943

Deferred revenue , net of current portion	204,100	—
Note payable, net of current portion	139,526	150,636
Capital lease obligation, net of current portion	10,051	24,575
TOTAL LIABILITIES	3,014,858	3,511,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 50,171,609 and 49,812,922 shares issued and outstanding	50,172	49,815
Additional paid-in capital	57,576,287	57,194,221
Unearned compensation	(452,370)	(549,475)
Accumulated deficit	(32,862,843)	(30,945,299)
TOTAL STOCKHOLDERS’ EQUITY	24,311,246	25,749,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,326,104	$29,260,416

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2005 and 2004 (restated)
(Unaudited)

	Three Months Ended December 31,
		2004
	2005	(Restated)
		(Note 6)
REVENUE	$2,918,061	$1,899,071

OPERATING EXPENSES
Direct costs	1,198,161	751,248
Sales expenses	409,293	489,399
Customer service expenses	1,101,903	530,375
General and administrative expenses	1,191,974	1,210,427
(including non-cash charges of $434,191 and $756,078)
Depreciation and amortization	990,678	609,228
TOTALS	4,892,009	3,590,677

OPERATING LOSS	(1,973,948)	(1,691,606)

Other income (expense)
Gain on sale of customers	—	81,822
Interest income	61,332	16,975
Interest expense	(4,928)	(2,010)
Total other income	56,404	96,787
NET LOSS	$(1,917,544)	$(1,594,819)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	49,972,555	45,300,436

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2005
(Unaudited)
			Additional
	Common stock		paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total

Balance, October 1, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262
Issuance of common stock for employee stock purchases	8,687	7	16,288			16,295
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Shared based compensation expense			279,578			279,578
Amortization of unearned compensation			(950)	97,105		96,155
Net loss					(1,917,544)	(1,917,544)
Balance, December 31, 2005	50,171,609	$50,172	$57,576,287	$(452,370)	$(32,862,843)	$24,311,246

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2005 and 2004 (restated)
(Unaudited)

		2004
		(restated)
	2005	(Note 6)
OPERATING ACTIVITIES
Net loss	$(1,917,544)	$(1,594,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision (recoveries)	56,899	(3,972)
Depreciation and amortization	990,678	609,228
Amortization of unearned compensation	96,155	171,219
Effect of variable plan accounting for employee stock options	—	656,122
Share-based compensation expense	279,578	—
Effect of issuance of common stock in exchange for termination of agreement		152,500
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(219,791)
Compensation expense for issuance of common stock through employee stock purchase plan	1,559	—
Gain on sale of customers	—	(81,822)
Changes in operating assets and liabilities:
Accounts receivable	246,971	156,386
Prepaid expenses and deposits	(10,823)	5,169
Accounts payable	(295,256)	356,432
Other accrued liabilities	(234,691)	59,436
Deferred revenue	74,021	(85,357)
Net cash provided by (used in) operating activities	(712,453)	180,731
INVESTING ACTIVITIES
Purchase of property and equipment	(2,157,458)	(2,013,169)
Proceeds from sale of property and equipment	—	183,600
Acquisition of intangible assets	(42,864)	(28,515)
Net cash used in investing activities	(2,200,322)	(1,858,084)
FINANCING ACTIVITIES
Payments of note payable	(11,110)	—
Proceeds from private placement of common stock and warrants	—	15,045,444
Proceeds from options exercised	—	36,698
Proceeds from warrants exercised	87,500	374,708
Payments of capital lease obligation	(14,524)	(20,821)
Net cash provided by financing activities	61,866	15,436,029
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,850,909)	13,758,676
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,358,021	4,705,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,507,112	$18,464,398

	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 8,687 and 3,962 shares of common stock for employee stock purchases	$14,736	$7,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,928	$2,010

See accompanying notes to the condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	GENERAL

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2005 on Form 10-KSB filed with the Securities and Exchange Commission on December 23, 2005.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities.

Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company is using the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company recognized stock-based compensation expense of $279,578 based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123. An additional charge of approximately $2,300,000 is expected to vest and be recognized over a weighted average period of 33 months. The charge is being recognized in general and administrative expense.

Prior to the adoption of SFAS 123R, as explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounted for its stock-based employee compensation plans under the intrinsic value method per APB 25, whereby compensation cost was only recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. SFAS 123 had established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123, and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," permitted a company to elect to continue to apply the intrinsic-value-based method of accounting described above until it adopted SFAS 123R provided it made appropriate pro forma disclosures of the use of a method that estimated the fair value of the options at the grant date and then amortized the fair value to expense over the options' vesting period. For the quarter ended December 31, 2004, the Company has shown its historical results of operations using the intrinsic value method under the provisions of APB 25 and, accordingly, is required to present the additional pro forma information in the table that follows showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period in the table below:

Three Months Ended
December 31,
2004
(restated)

Net loss, as reported	$(1,594,819)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	688,722
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(144,557)
Pro forma net loss	$(1,050,654)
Basic and diluted net loss per share:
As reported	$(0.04)
Pro forma	$(0.02)

No options were granted during the three months ended December 31, 2005. The fair values of options granted during the three months ended December 31, 2004 were determined using a Black-Scholes option pricing model in accordance with SFAS 123 based on the following assumptions:

Three Months Ended December 31,
2004
Expected volatility	68%
Risk-free interest rate	4.00%
Expected years of option life	1 to 5
Expected dividends	0%

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement:

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is recognized over seven years in conjunction with the depreciation of equipment over seven years.

2.	LOSS PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants were issued during the period and the treasury stock method was applied. For the three months ended December 31, 2005 and 2004, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of December 31, 2005, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into 8,599,226 shares of common stock (5,298,884 from warrants and 3,300,342 from options).

3.	COMMON STOCK, STOCK OPTIONS AND WARRANT ACTIVITY

Employee Stock Option Plan:

No stock options were granted, expired or were exercised during the three months ended December 31, 2005. The following table summarizes information about all of the Company’s stock options outstanding as of December 31, 2005:

	Options Available For Issuance	Number of Options Outstanding	Options Exercised	Weighted Average Exercise Price per Share
Outstanding at December 31, 2005	43,680	3,300,342	2,505,798	$1.79

As explained above, during the three months ended December 31, 2005, the Company adopted the provisions of SFAS 123R and recognized a charge to general and administrative expenses for share-based compensation of $279,578.

As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options prior to October 1, 2004 and, as a result, such options were subject to variable plan accounting prior to the adoption of SFAS 123R.  During the three months ended December 31, 2004, the Company recognized a charge for the effect of variable plan accounting of $568,214.

Employee Stock Purchase Plan:

On October 23, 2001, the Company established, and the Board of Directors’ approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the three months ended December 31, 2005, the Company issued 8,687 shares of common stock to employees who purchased shares from the Purchase Plan in exchange for an offset of $16,297.   The approved plan allows for a discount of 15% from the market value for shares purchased which exceeds the allowable compensation discount of 5% under accounting standards. As a result, the Company recognized expense for the excess discount of $1,559 for the quarter ended December 31, 2005.

Warrants:

During the three months ended December 31, 2005, certain investors exercised warrants to purchase 350,000 shares of common stock with an exercise price of $0.25 per share and, as a result, the Company received cash proceeds of $87,500. Warrants to purchase 5,298,884 shares at prices ranging from $0.33 to $3.40 per share remained outstanding at December 31, 2005.

4.	COMMITMENTS AND CONTINGENCIES

Litigation:

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of December 31, 2005, the parties were in the process of drafting formal settlement and dismissal documents. The Company will not recognize any gain until payment is received.

Contracts:

The Company entered into a management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $250,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

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

5.	INCOME TAXES

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $29,500,000 ($7,300,000 related to Canadian operations and $22,200,000 related to United States operations) available to offset future taxable income. Due to uncertainties related to, among other things, the timing and amount of future taxable income and potential changes in control, the Company offset net deferred tax assets of $12,200,000 arising primarily from the benefits of net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2005. The Company had also offset such benefits through valuation allowances in prior years (see Note 13 to the Audited Financial Statements). Accordingly, the Company did not recognize any credits for income taxes in the accompanying Condensed Consolidated Statements of Operations to offset its pre-tax losses.

6.	RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

As reported on Form 10-KSB for the year ended September 30, 2005, in connection with its review of our financial statements for the quarter ended June 30, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of management that although the Company had been accounting for options with cashless exercise provisions and options that had been repriced by using variable plan accounting in accordance with the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25,” it had not calculated the related adjustments appropriately during the quarters ended December 31, 2004 and March 31, 2005. J.H. Cohn LLP had informed the management of the Company that the calculation of the adjustment was based on the average stock price for each of the quarters instead of the lowest price on the last day of each quarter. After reviewing the matter, management agreed that the calculation had been based on the incorrect stock prices and determined that such calculation had overstated the increase in the market value of the options and, as a result, had overstated noncash compensation expense and net losses during the quarter ended December 31, 2004 by a total of $205,877. Management believed that the amount of the error applicable to compensation expense in the affected quarterly period was not material and that the quarterly report for the period did not have to be restated.

Although we believe that the errors in each of the affected quarterly reports were not material, the accompanying Statement of Operations for the period ended December 31, 2004 has been restated. Presented below are the general and administrative expenses, the net loss and the basic and diluted loss per common share before adjustment and the adjusted amounts for the quarter ended December 31, 2004:

	As Previously
	Reported For the	As Restated For the
Quarter Ended December 31, 2004	Three Months Ended	Three Months Ended
	Dec. 31, 2004	Dec. 31, 2004
Statement of Operations:
General and administrative expenses	$1,416,304	$1,210,427
Net Loss	$(1,800,696)	$(1,594,819)
Basic and diluted loss per common share	$(0.04)	$(0.04)

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on December 23, 2005.

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

At December 31, 2005, the Company had cash and cash equivalents of $6,507,112 and total assets valued at $27,326,104. The Company’s revenue for the quarter was $2,918,061, an increase of 54% over the same period ended December 31, 2004. The Company’s revenue per subscriber at December 31, 2005 was $27.23, a slight decrease from the revenue per subscriber of $28.29 as of September 30, 2005 due to certain seasonal subscribers, but an increase of 12% over the same quarter ended December 31, 2004.

The Company increased its subscriber base during the quarter by adding 3,147 subscribers for a total of 40,271 subscribers. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Dec. 31, 2004	Subscribers as of March 31, 2005	Subscribers as of June 30, 2005	Subscribers as of Sept. 30, 2005	Subscribers as of Dec. 31, 2005
Bulk DTH	3,229	3,418	3,963	5,470	6,213
DTH Ch. / Exclusive	5,001	5,576	5,833	6,860	7,498
Bulk PC	13,802	15,589	16,869	16,587	16,894
PC Ch. / Exclusive	1,583	1,688	1,370	1,399	1,318
Bulk Choice Advantage	351	984	2,175	2,941	3,689
Bulk ISP	1,489	1,511	1,771	1,823	2,267
ISP Ch. / Exclusive	642	1,386	1,525	2,044	2,392
Total Subscribers	26,097	30,152	33,506	37,124	40,271

The Company continues to expand its capabilities and growth in each region. As of December 31, 2005, the Company’s Midwest regional office served 9,496 subscribers; the Southwest regional office served 9,056 subscribers, and the Company’s well-established Northeast regional office, which is served by offices in New Jersey, Connecticut and Maryland, served 21,719 subscribers.

During the quarter, the Company signed a three-year Sales Teaming Agreement with BellSouth Corporation to jointly market and deploy services to the residential MDU market in the BellSouth territory. Under this agreement, BellSouth and the Company will offer innovative bundles of voice, data and DIRECTV programming packages specifically designed for the MDU market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents. BellSouth and the Company are training and leveraging each other’s sales force for the cross-selling of products and qualifying prospective property leads for both types of services, which should accelerate the negotiation and deployment process. The Company believes that teaming with BellSouth, and mutually leveraging assets, in these Southeastern states will be a catalyst to greatly accelerate the Company’s deployment of its video services and connect the Company’s footprint all along the eastern seaboard of the United States. This agreement should produce significant results in the near term.

The Company is still emphasizing the conversion of low average revenue private cable subscribers, having an ARPU of $16.77, to bulk DIRECTV service subscribers, having an ARPU of $33.75. Based on the success of the recently completed conversion of Chicago’s 880 unit Marina Towers from private cable to bulk DIRECTV, the Company is converting 339 unit Kinzie Park and 230 unit LaSalle Private Residences from private cable to bulk DIRECTV. Over the past few quarters, DIRECTV has been providing equipment and marketing assistance to the Company’s effort of converting properties from traditional private cable to DIRECTV programming. In addition, the number of high margin subscribers to the Company’s high-speed Internet service with an ARPU of $25.49 increased 20% from last quarter and 118% from December 31, 2004. The growth of the Company’s broadband service is mainly attributable to the number of bulk and exclusive video agreements the Company is signing.

Because of the above referenced additional equipment and marketing assistance provided by DIRECTV, MDU Communications has also been concentrating efforts this quarter on signing, installing and deploying bulk video systems. In the Northeast, the Company has recently installed a DIRECTV digital satellite system to the 1,210 multi-family community of Mount Hope Housing Company located in the Bronx, New York, of which 586 units receive DIRECTV digital programming in bulk and the remaining 624 units have access to DIRECTV digital programming on a choice basis. The Company is also installing a bulk DIRECTV BCA (Bulk/Choice Advantage) system in three student housing properties at Rutgers University and a bulk private cable system to 1,100 units owned by Garden Homes. In the Midwest, the Company is deploying DIRECTV bulk systems to 100 unit 1430/40 South Michigan and 98 unit 2440 North Lakeview, DIRECTV BCA systems to 195 unit Jefferson Towers and 240 unit University Station and a bulk private cable system to 365 unit Lake Terrace Condominiums. In the Southeast, the Company is in the final phase-in of a bulk DIRECTV digital satellite and bulk broadband system for Related Group of Florida’s 894 unit newly constructed One Miami waterfront property, and has recently completed a DIRECTV BCA system at 200 unit The Slade and a bulk DIRECTV system at 284 unit Las Olas Riverhouse.

As of December 31, 2005, the Company had 84 properties and 33,121 units in work-in-progress (“WIP”), a 23% increase over December 31, 2004 when the Company had 26,819 units in WIP. During the quarter, the Company completed work on 8,610 units that moved out of WIP and started construction on 8,702 units that entered WIP. Of the current WIP, 17,149 units (or 52%) are in new construction properties and 15,972 units (or 48%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) DIRECTV (bulk) 2,195; (ii) DIRECTV (choice/exclusive) 11,687; (iii) DIRECTV BCA Program (bulk/choice) 2,387; (iv) Private Cable (bulk) 1,677; (v) Private Cable (choice/exclusive) 2,293; (vi) Internet (bulk) 1,570; and, (vii) Internet (choice/exclusive) 11,312. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

As of December 31, 2005, the Company had 11,796 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. This is an increase of 20% as compared to the previous quarter ended September 31, 2005. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New Construction Under Contract Subscribers as of December 31, 2005:	2,917	1,125	2,081	6,123
Existing Conversion Under Contract Subscribers as of December 31, 2005:	3,187	617	1,869	5,673
Total:	6,104	1,742	3,950	11,796

The Company’s backlog increased 11% from last year to 144,343 units, of which 33,121 units are in WIP.   The Company’s approximate breakdown of backlog units by type of service is as follows: (i) “BCA” DIRECTV (bulk) 12%; (ii) DIRECTV or Private Cable (bulk) 25%; (iii) Broadband (bulk) 6%; (iv) DIRECTV or Private Cable (exclusive) 9%; (v) Broadband (exclusive) 2%; (vi) DIRECTV or Private Cable (choice) 28%; and (vii) Broadband (choice) 18%.

For the three months ended December 31, 2005, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $487,747. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net income (loss) as computed under accounting principles generally accepted in the United States of America:

	Three Months Ended December 31,
		2004
	2005	(restated)
EBITDA	$(487,747)	$(228,003)
Interest Expense	(4,928)	(2,010)
Provision for doubtful accounts	(56,899)	3,972
Depreciation and Amortization	(990,678)	(609,228)
Effect of shares and warrants issued for termination of professional service agreement	—	(152,000)
Effect of cancellation of shares and warrants issued for termination of professional services agreement	—	219,791
Effect of Variable Accounting for Option Plans	—	(656,122)
Share-based compensation expense	(279,578)	—
Compensation expense for issuance of common stock through employee stock purchase plan	(1,559)	—
Amortization of Unearned Compensation	(96,155)	(171,219)
Net Loss	$(1,917,544)	$(1,594,819)

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

GENERAL

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2005, there were no material changes to accounting estimates or judgments.

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is recognized over seven years in conjunction with the depreciation of equipment over seven years.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company is using the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended December 31, 2005 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company recognized stock-based compensation expense of $279,578 based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123. An additional charge of approximately $2,300,000 is expected to vest and be recognized over a weighted average period of 33 months. The charge is being recognized in general and administrative expense.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

The following table sets forth for the three months ended December 31, 2005 and 2004, the percentages which selected items in the Statement of Operation bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2004 (Restated)			Change $	Change %
REVENUE	$2,918,061	100%		$1,899,071	100%		$1,018,990	54%
Direct costs	1,198,161	41%		751,248	39%		446,913	60%
Sales expenses	409,293	14%		489,399	26%		(80,106)	(16%	)
Customer service expenses	1,101,903	38%		530,375	28%		571,528	108%
General and administrative expenses	1,191,974	41%		1,210,427	64%		(18,453)	(2%	)
Depreciation and amortization	990,678	34%		609,228	32%		381,450	63%
OPERATING LOSS	(1,973,948)	(68%	)	(1,691,606)	(89%	)	(282,342)	17%
Total other income	56,404	2%		96,787	5%		(40,383)	(42%	)
NET LOSS	$(1,917,544)	(66%	)	$(1,594,819)	(84%	)	$(322,725)	20%

Revenue.   Our revenue for the three months ended December 31, 2005 increased 54% to $2,918,061 compared to revenue of $1,899,071 for the three months ended December 31, 2004. The revenue increase is directly attributable to the 54% increase in number of subscribers between the two periods. We expect an increase in revenue as our subscriber growth continues.   We derive revenue, as a percent, from the following sources:

	Three Months Ended December 31,
	2005	2004
Private Cable Programming Revenue	32%	43%
DTH Programming Revenue and Subsidy	51%	47%
Internet Access Fees	11%	7%
Installation Fees, Wiring and other Sales	6%	3%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. In the latter part of fiscal 2005, the Company had completed the conversion of Chicago’s 880 unit Marina Towers from private cable to bulk DIRECTV, the conversion of the 339 unit Kinzie Park in the quarter ended December 31, 2005 from private cable to bulk DIRECTVand is in the process of converting 230 unit LaSalle Private Residences. This emphasis is expected to continue in fiscal 2006.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $1,198,161 for the period ended December 31, 2005, as compared to $751,248 for the period ended December 31, 2004, primarily attributable to the 54% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $409,293 for the three months ended December 31, 2005, compared to $489,399 in the three months ended December 31, 2004, which was a decrease of 14% between the periods as a percentage of revenue. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend to continue as our subscriber growth and regional expansion continues.

Customer Service Expenses.   Customer service expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service expenses were $1,101,903 for the three months ended December 31, 2005, as compared to $530,375 in the three months ended December 31, 2004, but resulted in only a 10% increase as a percent of revenue. This increase is primarily the result of the 54% increase in the Company’s subscriber base and continued efforts in positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth during the remainder of 2006, but expect these expenses to decrease as a percent of revenue in 2006.

General and Administrative Expenses.   General and administrative expenses decreased to $1,191,974 for the three months ended December 31, 2005, from $1,210,427 in the three months ended December 31, 2004 , a 23% decrease as a percent of revenue, primarily as a result of lower noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended December 31, 2005 of $434,191, including $96,155 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $1,559 for the issuance of stock through the employee stock purchase plan, and a provision of $56,899 for bad debt expense. Additionally, effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized a noncash stock-based compensation expense of $279,578 based upon the fair value at the grant dates for awards to employees for the quarter ended December 31, 2005. The total stock-based compensation expense not yet recognized and expected to vest over the next 33 months is approximately $2,300,000.

Excluding these noncash charges from both periods, general and administrative expenses were $757,783 (26% of revenue), compared to the period ended December 31, 2004 of $454,349 (24% of revenue), with the increase due primarily to (i) the expenses associated with the Chicago, South Florida and Washington, DC offices, (ii) expansion of the New Jersey headquarters (iii) increased professional fees relating to insurance and regulatory filings, and (iv) Sarbanes-Oxley preparation and compliance.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $609,228 during the three months ended December 31, 2004 to $990,678 during the three months ended December 31, 2005.  The increase in depreciation and amortization is associated with the additional equipment being deployed.

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $1,424,869, we reported a net loss of $1,917,544 for the three months ended December 31, 2005, compared to a net loss of $1,594,819 for the three months ended December 31, 2004, a decrease as a percent of revenue from 84% to 66%. However, if we had accounted for employee stock options using the fair value method required by SFAS 123R, we would have a pro forma net loss of $1,050,654.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2005

During the three months ended December 31, 2005 and 2004, we recorded a net loss of $1,917,544 and $1,594,819, respectively. At December 31, 2005, we had an accumulated deficit of $32,862,843.

The Company believes that it has adequate financial resources as of December 31, 2005 to fund its operations and material commitments through at least December 31, 2006. The Company believes that cash available as of December 31, 2005 will be sufficient due to a convergence of three factors that will reduce the cash burn during the next 12 months and beyond.  First, a continued shift in the type of subscriber additions from private cable services to DIRECTV services, which increases gross revenue and the Company’s ARPU and requires less “net” cash due to receipt of offsetting activation fees.  Second, a significant portion of the Company’s subscriber acquisition cost is for digital set-top receivers which cost has recently been offset by equipment incentives for DIRECTV bulk deployments. The Company is reasonably confident that negotiations surrounding an extension of these incentives will be successful, thereby significantly reducing future cash requirements.  Third, the Company’s significant investment of capital in prior periods into work-in-progress properties should begin to materialize into more billable subscribers in upcoming quarters with less additional capital required to activate these subscribers, thus increasing revenue with a less than proportionate increase in cash required.  These factors, in addition to an increasing subscriber and revenue base, will result in many of the Company’s expenses declining as a percentage of revenue, thus improving the Company’s operating margin.

Furthermore, to augment the Company’s continued subscriber growth and expansion, the Company is exploring various financing alternatives from strategic sources and any planned increased rate of growth may be partially dependent on raising additional financing, potentially from debt or private equity sources.

Cash Balance.   At December 31, 2005, we had cash and cash equivalents of $6,507,112, compared to $9,358,021 at September 30, 2005. The decrease in our cash balance was primarily due to the purchase of property and equipment.

Operating Activities.   Our operations used net cash of $712,453 during the three months ended December 31, 2005, including a $246,971 net decrease in our accounts receivable during the period offset by a $529,947 decrease in our accounts payable and accrued liabilities during the period.  Our net loss of $1,917,544 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $1,424,869.

Investing Activities.   During the three months ended December 31, 2005, we purchased $2,157,458 of equipment relating to subscriber additions during the period and for future periods and paid $42,864 for the acquisition of intangible assets.

Financing Activities.   During the three months ended December 31, 2005, we used $25,634 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities, we issued 350,000 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500.

Working Capital.   As at December 31, 2005, we had working capital of approximately $5,316,000, compared to a working capital of approximately $7,785,000 as at September 30, 2005, primarily as a result of the consumption of cash for the purchase of property and equipment.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results and cash flows are subject to minor fluctuations from changes in foreign currency exchange rates and interest rates.

We maintain relationships with certain suppliers in Canada and have employees that we pay in Canadian dollars. However, if the quarterly average of the ratio of the value of the Canadian dollar as a percentage of the United States dollar increases or decreases by even 10%, the impact of such currency fluctuations upon our operating results or financial position would be immaterial.

The Company has no significant long-term debt and therefore market interest rates do not impact the operating results or financial position. All Company notes payable are at a fixed interest rate.

Our interest income is immaterially exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 4.    CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Finance and Administration, to allow timely decisions regarding required disclosure.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. We perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our Annual Report on Form 10-K and quarterly reports on Form 10-Q.

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At December 31, 2005 and through the date of this filing, the Company was a party to one litigation matter.

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of December 31, 2005, the parties were in the process of drafting formal settlement and dismissal documents.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.     DEFAULTS UPON SENIOR NOTES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6.      EXHIBITS

31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

31.2 - Rule 13a-14(a)/15d-14(a) Certification, executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

32.1 - Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

32.2 - Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2006	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2006	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance