Form 10-Q
period 2006-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2006-05-11
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________ to ______________

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
Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 9, 2006
Common Stock, $0.001 par value per share	50,254,697

MDU Communications International, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited) and September 30, 2005

	March 31,	September 30,
	2006	2005
ASSETS
CURRENT
Cash and cash equivalents	$3,413,495	$9,358,021
Accounts receivable- trade, net of an allowance of $101,944 and $151,045	1,536,002	1,562,398
Prepaid expenses and deposits	589,706	200,345
TOTAL CURRENT ASSETS	5,539,203	11,120,764

Telecommunications equipment inventory	1,081,489	963,081
Property and equipment, net of accumulated depreciation of $6,543,119 and $4,954,301	17,139,097	14,435,784
Intangible assets, net of accumulated amortization of $2,771,369 and $2,279,918	2,295,933	2,740,787
TOTAL ASSETS	$26,055,722	$29,260,416

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,009,935	$1,196,504
Other accrued liabilities	917,361	1,114,343
Current portion of deferred revenue	710,806	934,270
Current portion of note payable	45,670	45,670
Current portion of capital lease obligation	24,073	45,156
TOTAL CURRENT LIABILITIES	2,707,845	3,335,943

Deferred revenue , net of current portion	255,708	—
Note payable, net of current portion	128,331	150,636
Capital lease obligation, net of current portion	15,615	24,575
TOTAL LIABILITIES	3,107,499	3,511,154
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 50,201,771 and 49,812,922 shares issued and outstanding	50,202	49,815
Additional paid-in capital	57,904,689	57,194,221
Unearned compensation	—	(549,475)
Accumulated deficit	(35,006,668)	(30,945,299)
TOTAL STOCKHOLDERS’ EQUITY	22,948,223	25,749,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,055,722	$29,260,416

  See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2006 and 2005 (restated)
(Unaudited)

	Six Months		Three Months
	Ended March 31,		Ended March 31,
	2006	2005 (restated)	2006	2005 (restated)

REVENUE	$6,244,197	$3,974,623	$3,326,136	$2,075,552

OPERATING EXPENSES
Direct costs	2,465,413	1,580,102	1,267,252	828,854
Sales expenses	887,232	942,685	477,939	453,286
Customer service expenses	2,435,325	1,186,710	1,333,422	656,335
General and administrative expenses (including non-cash charges of $935,230, $1,598,228, $501,039 and $842,150)	2,533,443	2,779,229	1,341,469	1,568,802
Depreciation and amortization	2,076,373	1,321,248	1,085,695	712,020
TOTALS	10,397,786	7,809,974	5,505,777	4,219,297

OPERATING LOSS	(4,153,589)	(3,835,351)	(2,179,641)	(2,143,745)

Other income (expense)
Gain on sale of customers	—	81,316		(506)
Interest income	101,992	86,273	40,660	69,298
Interest expense	(9,772)	(3,601)	(4,844)	(1,591)
NET LOSS	$(4,061,369)	$(3,671,363)	$(2,143,825)	$(2,076,544)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.08)	$(0.04)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,077,618	47,315,882	50,185,014	49,376,080

See accompanying notes to the unaudited condensed consolidated financial statements

  MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2006
(Unaudited)

			Additional
	Common stock		paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance, October 1, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262
Effect of adoption of SFAS 123R				549,475		549,475
Issuance of common stock for employee stock purchases	14,538	13	34,955			34,968
Issuance of common stock for employee bonuses	24,311	24	30,121			30,145
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Shared based compensation expense - employees			559,192			559,192
Share based compensation expense - nonemployees			(950)			(950)
Net loss					(4,061,369)	(4,061,369)
Balance, March 31, 2006	50,201,771	$50,202	$57,904,689	$—	$(35,006,668)	$22,948,223

     See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2006 and 2005 (restated)
(Unaudited)

	2006	2005 (restated) (Note 6)
OPERATING ACTIVITIES
Net loss	$(4,061,369)	$(3,671,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision (recoveries)	84,923	(3,972)
Inventory provision	57,977	—
Depreciation and amortization	2,076,373	1,321,248
Share based compensation expense - nonemployees	192,708	362,088
Effect of variable plan accounting for employee stock options	—	1,307,403
Share-based compensation expense - employees	559,192	—
Effect of issuance of common stock in exchange for termination of agreement	—	152,500
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(219,791)
Compensation expense for issuance of common stock through employee stock purchase plan	10,285	—
Compensation expense for issuance of common stock for employee bonuses	30,145	—
Gain on sale of customers	—	(81,316)
Changes in operating assets and liabilities:
Accounts receivable	(58,527)	(56,299)
Prepaid expenses and deposits	(33,544)	(20,428)
Accounts payable	(186,601)	338,520
Other accrued liabilities	(172,267)	(179,286)
Deferred revenue	32,244	(89,181)
Net cash used in operating activities	(1,468,461)	(839,877)
INVESTING ACTIVITIES
Purchase of property and equipment	(4,468,353)	(5,400,038)
Proceeds from sale of property and equipment	—	183,600
Acquisition of intangible assets	(42,864)	(28,515)
Net cash used in investing activities	(4,511,217)	(5,244,953)
FINANCING ACTIVITIES
Payments of note payable	(22,305)	—
Proceeds from private placement of common stock and warrants	—	15,045,444
Proceeds from options exercised	—	365,672
Proceeds from warrants exercised	87,500	374,708
Payments of capital lease obligation	(30,043)	(33,071)
Net cash provided by financing activities	35,152	15,752,753
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,944,526)	9,667,923
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,358,021	4,705,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,413,495	$14,373,645

See accompanying notes to the unaudited condensed consolidated financial statements

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

Share-Based Compensation:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the six and three months ended March 31, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.   The Company recognized share-based compensation expense of $559,192 and $279,614 for the six and three months ended March 31, 2006, respectively, based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123.

Prior to the adoption of SFAS 123R, as explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounted for its stock-based employee compensation plans under the intrinsic value method per APB 25, whereby compensation cost was only recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. SFAS 123 had established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123, and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," permitted a company to elect to continue to apply the intrinsic-value-based method of accounting described above until it adopted SFAS 123R provided it made appropriate pro forma disclosures of the use of a method that estimated the fair value of the options at the grant date and then amortized the fair value to expense over the options' vesting period. For the six months and quarter ended March 31, 2005, the Company has shown its historical results of operations using the intrinsic value method under the provisions of APB 25 and, accordingly, is required to present the additional pro forma information in the table that follows showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period in the table below:

	Six Months Ended March 31, 2005 (restated)	Three Months Ended March 31, 2005 (restated)
Net loss, as reported	$(3,671,363)	$(2,076,544)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	1,340,003	651,281
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,092,437)	(912,297)
Pro forma net loss	$(3,423,797)	$(2,337,560)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.04)
Pro forma	$(0.07)	$(0.05)

No options were granted during the six and three months ended March 31, 2006. The fair values of options granted during the six and three months ended March 31, 2005 were determined using a Black-Scholes option pricing model in accordance with SFAS 123 based on the following assumptions:

	Six Months Ended March 31, 2005	Three Months Ended March 31, 2005
Expected volatility	76%	76%
Risk-free interest rate	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

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

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied. For the six and three months ended March 31, 2006 and 2005, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. As of March 31, 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into 8,577,809 shares of common stock (5,298,884 from warrants and 3,278,925 from options).

3.	COMMON STOCK, STOCK OPTIONS AND WARRANT ACTIVITY

Employee Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable for the six months ended March 31, 2006:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	3,300,342	$1.79
Expired	(21,417)	$2.51
Outstanding at March 31, 2006	3,278,925	$1.79	3.1	$687,187
Exercisable at March 31, 2006	1,908,082	$1.39	2.3	$656,384

As of March 31, 2006, options to purchase 65,097 shares were available for grant.

As explained above, during the six and three months ended March 31, 2006, the Company adopted the provisions of SFAS 123R and recognized a charge to general and administrative expenses for share-based compensation of $559,192 and $279,614, respectively. Additionally, the Company recognized share-based compensation expense for non-employees of $192,708 and $96,553 for the six and three months ended March 31, 2006, respectively.

An additional charge of approximately $2,000,000 is expected to vest and be recognized subsequent to March 31, 2006 over a weighted average period of 30 months. The charge will be recognized in general and administrative expense in the accompanying condensed consolidated statement of operations.

As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain options prior to October 1, 2004 and, as a result, such options were subject to variable plan accounting prior to the adoption of SFAS 123R.  During the six and three months ended March 31, 2005, the Company recognized a charge for the effect of variable plan accounting of $1,307,403 and $651,281, respectively.

Employee Stock Purchase Plan:

On October 23, 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the six months ended March 31, 2006, the Company issued 14,538 shares of common stock for an aggregate of $34,970 to employees who purchased shares from the Purchase Plan.   The Purchase Plan allows for a discount of 15% from the market value for shares purchased, which is deemed to be compensation under generally accepted accounting standards. As a result, the Company recognized expense for the full discount of $3,262 and $1,703 for the six and three months ended March 31, 2006.

Employee Stock Bonuses:

During the three months ended March 31, 2006, the Company recognized compensation expense of $30,145 for the issuance of 24,311 shares of common stock for employee bonuses. The Company offered these share at a 15% discount to the market value. This exceeds the allowable compensation discount of 5% under generally accepted accounting standards. As a result, the Company recognized expense for the excess discount of $7,023 for the quarter ended March 31, 2006.

Warrants:

During the three months ended March 31, 2006, no warrants were exercised or expired. Warrants to purchase 5,298,884 shares at prices ranging from $0.33 to $3.40 per share remained outstanding at March 31, 2006.

4.	COMMITMENTS AND CONTINGENCIES

Litigation:

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of March 31, 2006, the parties were still in the process of drafting formal settlement and dismissal documents. The Company will not recognize any gain until payment is received.

Contracts:

On February 1, 2000, the Company entered into a management agreement (subsequently amended) with a senior executive that provides for annual compensation, excluding bonuses, of $250,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

On April 30, 2005, the Company entered into an additional management agreement with another senior executive that provides for annual compensation, excluding bonuses, of $225,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 12 to 18 months of salary, depending on timing. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 12 months of salary.

5.	SUBSEQUENT EVENTS

From April 1, 2006 through May 9, 2006, (i) employee stock options were exercised at $0.33 per share for 30,000 shares of common stock, (ii) 8,962 shares of common stock were issued through the Employee Stock Purchase Plan for employee contributions of $9,141 for the period ended March 31, 2006, and (iii) the Company issued the Chief Executive Officer 13,964 shares of common stock at a per share value of $1.24 as part of his bonus for fiscal year 2005.

The Company entered into a revolving capital lease agreement beginning April 1, 2006 with Leasing Innovations. Through May 9, 2006, $100,614 for the acquisition of equipment has been submitted under the arrangement. The lease matures September 30, 2008 and bears interest at 14.74%.

6.	RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

As reported on Form 10-KSB for the year ended September 30, 2005, in connection with its review of our financial statements for the quarter ended June 30, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of management that although the Company had been accounting for options that had been repriced by using variable plan accounting in accordance with the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25,” it had not calculated the related adjustments appropriately during the quarters ended December 31, 2004 and March 31, 2005. J.H. Cohn LLP had informed the management of the Company that the calculation of the adjustment was based on the average stock price for each of the quarters instead of the lowest price on the last day of each quarter. After reviewing the matter, management agreed that the calculation had been based on the incorrect stock prices and determined that such calculation had understated the increase in the market value of the options and, as a result, had understated noncash compensation expense and net losses for the six and three months for the quarter ended March 31, 2005 by a total of $250,467 and $456,344, respectively. Management believed that the amount of the error applicable to compensation expense in the affected quarterly period was not material and that the quarterly report for the period did not have to be restated.

Although management believes that the errors in each of the affected quarterly reports were not material, the accompanying Statement of Operations for the period ended March 31, 2005 has been restated. Presented below are the general and administrative expenses, the net loss and the basic and diluted loss per common share before adjustment and the adjusted amounts for the six and three months ended March 31, 2005:

	As Previously Reported for the Three Months Ended 3/31/2005	As Restated for the Three Months Ended 3/31/2005	As Previously Reported for the Six Months Ended 3/31/2005	As Restated for the Six Months Ended 3/31/2005
Statement of Operations:
General and administrative expenses	$1,112,458	$1,568,802	$2,528,762	$2,779,229
Net Loss	$(1,620,200)	$(2,076,544)	$(3,420,896)	$(3,671,363)
Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company reached an important milestone this quarter in that each month produced over one million dollars of revenue. The Company’s revenue for the quarter was $3,326,136, an increase of 60% over the same period ended March 31, 2005. The Company’s revenue per subscriber at March 31, 2006 was $27.73, an increase of 7% over the same quarter ended March 31, 2005. At March 31, 2006, the Company had cash and cash equivalents of $3,413,495 and total assets of $26,055,722.

Record organic subscriber growth for the quarter ended March 31, 2006 was achieved by the Company with the addition of 4,455 billable subscribers, a 42% increase over the number of billable subscribers added in the previous quarter. The Company reports 44,726 total billable subscribers as of March 31, 2006, a 48% increase in the total billable subscribers reported as of March 31, 2005. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of March 31, 2005	Subscribers as of June 30, 2005	Subscribers as of Sept. 30, 2005	Subscribers as of Dec. 31, 2005	Subscribers as of March 31, 2006
Bulk DTH	3,418	3,963	5,470	6,213	7,226
DTH Choice / Exclusive	5,576	5,833	6,860	7,498	7,857
Bulk PC	15,589	16,869	16,587	16,894	18,011
PC Choice / Exclusive	1,688	1,370	1,399	1,318	1,303
Bulk Choice Advantage	984	2,175	2,941	3,689	4,627
Bulk ISP	1,511	1,771	1,823	2,267	3,116
ISP Choice / Exclusive	1,386	1,525	2,044	2,392	2,586
Total Subscribers	30,152	33,506	37,124	40,271	44,726

The Company continued to expand its capabilities and growth in each region. As of March 31, 2006, the Company’s Midwest regional office served 11,414 subscribers; the Southeast regional office served 9,662 subscribers, and the Company’s well-established Northeast regional office, which is served by offices in New Jersey, Connecticut and Maryland, served 23,650 subscribers. As of March 31, 2006, the Company had 115 full-time employees.

As of March 31, 2006, the Company had 77 properties and 33,608 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 6,715 units that moved out of WIP and started construction on 7,202 units that entered WIP. Of the current WIP, 17,774 units (or 53%) are in new construction properties and 15,834 units (or 47%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) DIRECTV (bulk) 2,890; (ii) DIRECTV (choice/exclusive) 9,675; (iii) DIRECTV BCA Program (bulk/choice) 1,626; (iv) Private Cable (bulk) 1,182; (v) Private Cable (choice/exclusive) 4,990; (vi) Internet (bulk) 1,445; and, (vii) Internet (choice/exclusive) 11,800. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

As of March 31, 2006, the Company had 10,047 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is now charging the Property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of March 31, 2006:	1,713	382	3,297	5,392
Existing conversion “under contract” subscribers as of March 31, 2006:	2,000	1,112	1,543	4,655
Total “under contract” subscribers:	3,713	1,494	4,840	10,047

The Company’s backlog for the quarter remained fairly constant at 145,551 units, of which 33,608 units are in WIP. The Company’s approximate breakdown of backlog units by type of service is as follows: (i) “BCA” DIRECTV (bulk) 12%; (ii) DIRECTV or Private Cable (bulk) 26%; (iii) Broadband (bulk) 9%; (iv) DIRECTV or Private Cable (exclusive) 2%; (v) Broadband (exclusive) 1%; (vi) DIRECTV or Private Cable (choice) 33%; and (vii) Broadband (choice) 17%.

On November 9, 2005, the Company and BellSouth Corporation announced the signing of a Sales Teaming Agreement to jointly market and deploy services to the residential multi-dwelling unit market in the BellSouth territory. Through the terms of the Sales Teaming Agreement, BellSouth and MDU Communications are offering innovative bundles of voice, data and DIRECTV digital satellite programming packages specifically designed for the multi-dwelling unit market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents. BellSouth and the Company are training and leveraging each other’s sales force for the cross-selling of products and qualifying prospective property leads for both types of services, which should accelerate the negotiation and deployment process. The Company believes that teaming with BellSouth, and mutually leveraging assets, in these Southeastern states will be a catalyst to accelerate the Company’s deployment of its video services and connect the Company’s footprint all along the eastern seaboard of the United States. This agreement should produce significant results in the near term. Although BellSouth recently announced its potential merger with AT&T, the Company has been assured that BellSouth intends to continue its relationship with MDU Communications. All indications since this announcement have been consistent with these assurances.

Because of developing opportunities in the Southeast, the Company has been executing on its Southeast Emerging Market Strategy and has 37,000 units (in addition to its normal backlog) in the proposal stage of negotiation in the Southeast region. These units represent primarily bulk and exclusive contracts for the provision of a bundle of services. As such, if these properties are signed to contract they should move quickly into work in process and begin generating subscribers shortly thereafter. The Company has recently hired a Director of Operations in Atlanta to oversee the growth and deployment of the Southeast Emerging Market Strategy and move these 37,000 units into the contract phase. The Company expects to open its Atlanta, Georgia office within the next thirty to sixty days.

The Company is still emphasizing the conversion of low average revenue private cable subscribers, having an average revenue per unit (“ARPU”) of $16.77, to bulk DIRECTV service subscribers, having an ARPU of $33.75. Over the past few quarters, DIRECTV has been providing equipment and marketing assistance to the Company’s effort of converting properties from traditional private cable to DIRECTV programming. In addition, the number of high margin subscribers to the Company’s high-speed Internet service increased 22% from last quarter and 97% from March 31, 2005. The growth of the Company’s broadband service is mainly attributable to the number of bulk and exclusive video agreements the Company is signing and layering broadband services as part of the bundle.

To reduce cash utilization, the Company negotiated a revolving equipment lease financing arrangement during the quarter to take effect April 1, 2006. Because certain of its long-term new construction properties require a significant upfront investment many months before billing may begin, starting April 1, 2006, the equipment in certain of these properties is being lease financed by an outside entity over a thirty month period. The Company has also implemented other measures, including the scaling of its growth, to reduce its quarterly cash utilization and correspondingly expects its use of cash to decrease during the third fiscal quarter of 2006, which the Company believes will also improve the EBITDA. In addition, the Company is currently reviewing financing alternatives and evaluating proposals, potentially from debt or private equity sources, from a few select sources to help fund its current and future growth.

For the three months ended March 31, 2006, the Company reports negative earnings before interest, taxes, depreciation, amortization and non cash stock option charges (“EBITDA”) of $552,247. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Six Months Ended March 31,		Three Months Ended March 31,
	2006	2005 (restated)	2006	2005 (restated)
EBITDA	$(1,039,994)	$(748,286)	$(552,247)	$(520,783)
Interest expense	(9,772)	(3,601)	(4,844)	(1,591)
Provision for doubtful accounts	(84,923)	3,972	(28,024)	—
Provision for inventory reserve	(57,977)	—	(57,977)	—
Depreciation and Amortization	(2,076,373)	(1,321,248)	(1,085,695)	(712,020)
Effect of shares and warrants issued for termination of professional service agreement	—	(152,500)	—	—
Effect of cancellation of shares and warrants issued for termination of professional service agreement	—	219,791	—	—
Effect of Variable Accounting for Option Plans	—	(1,307,403)		(651,281)
Share-based compensation expense-employee	(559,192)	—	(279,614)	—
Compensation expense for issuance of common stock through employee stock purchase plan	(10,285)	—	(8,726)	—
Compensation expense for issuance of common stock for employee bonuses	(30,145)	—	(30,145)	—
Share-based compensation expense-nonemployee	(192,708)	(362,088)	(96,553)	(190,869)
Net Loss	$(4,061,369)	$(3,671,363)	$(2,143,825)	$(2,076,544)

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2006, there were no material changes to accounting estimates or judgments.

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components - commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is recognized over seven years in conjunction with the depreciation of equipment over seven years.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company is using the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the six and three months ended March 31, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.   The Company recognized stock-based compensation expense for the six and three months ended March 31, 2006, of $559,192 and $279,614, respectively, based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123. An additional charge of approximately $2,000,000 is expected to vest and be recognized over a weighted average period of 30 months. The charge is being recognized in general and administrative expense.

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position and results of operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

The following table sets forth for the six months ended March 31, 2006 and 2005, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Six Months Ended		Six Months Ended		Change	Change
	March 31, 2006		March 31, 2005 (restated)		($)	(%)
REVENUE	$6,244,197	100%	$3,974,623	100%	$2,269,574	57%
Direct costs	2,465,413	39%	1,580,102	40%	885,311	56%
Sales expenses	887,232	14%	942,685	24%	(55,453)	(6%)
Customer service expenses	2,435,325	39%	1,186,710	30%	1,248,615	105%
General and administrative expenses	2,533,443	41%	2,779,229	70%	(245,786)	(9%)
Depreciation and amortization	2,076,373	33%	1,321,248	33%	755,125	57%
OPERATING LOSS	(4,153,589)	(66%)	(3,835,351)	(97%)	(318,238)	(8%)
Total other income	92,220	1%	163,988	4%	(71,768)	(44%)
NET LOSS	$(4,061,369)	(65%)	$(3,671,363)	(93%)	$(390,006)	11%

Revenue.   Revenue for the six months ended March 31, 2006 increased 57% to $6,244,197 compared to revenue of $3,974,623 for the six months ended March 31, 2005. The revenue increase is directly attributable to the (i) 48% increase in the number of subscribers between the two periods, (ii) shift in subscribers to higher earning revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  Our six months revenue has been derived, as a percent, from the following sources:

	Six Months Ended March 31,
	2006	2005
Private Cable Programming Revenue	30%	45%
DTH Programming Revenue and Subsidy	53%	45%
Internet Access Fees	11%	8%
Installation Fees, Wiring and other Sales	6%	2%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. In the latter part of fiscal 2005, the Company had completed the conversion of Chicago’s 880 unit Marina Towers from private cable to bulk DIRECTV, the conversion of the 339 unit Kinzie Park in the quarter ended December 31, 2005 from private cable to bulk DIRECTV and is in the process of converting 230 unit LaSalle Private Residences. This emphasis is expected to continue in fiscal 2006.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $2,465,413 for the period ended March 31, 2006, as compared to $1,580,102 for the period ended March 31, 2005, primarily as a result of the increase in the number of subscribers over the six months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers in 2006 and convert certain private cable subscribers to DIRECTV services, therefore, direct costs as a percentage of revenue are expected to continue to decrease.

Sales Expenses.   Sales expenses were $887,232 for the six months ended March 31, 2006, compared to $942,685 in the six months ended March 31, 2005. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles incurred in 2005. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing. We anticipate that sales expense as a percent of revenue will continue to decline in 2006.

Customer Service Expenses.  Customer service expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service expenses were $2,435,325 for the six months ended March 31, 2006, as compared to $1,186,710 in the six months ended March 31, 2005, a 9% increase as a percent of revenue This increase is primarily the result of (i) the 48% increase in number of subscribers the Company serviced during these time periods, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in actual customer service expenses commensurate with achieved subscriber growth in 2006.

General and Administrative Expenses.   General and administrative expenses decreased to $2,533,443 for the six months ended March 31, 2006, from $2,779,229 for the six months ended March 31, 2005. This also resulted in a 29% decrease as a percent of revenue, primarily the result of the effect of fixed expenses and decrease in noncash charges.

The Company had total noncash charges included in general and administrative expenses in the six months ended March 31, 2006 of $935,230, including $192,708 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $3,262 for excess discount for the issuance of stock through the employee stock purchase plan, $7,023 for excess discount for the issuance of common stock for employee stock bonuses, compensation expense of $30,145 for the issuance of common stock for bonuses, a provision of $84,923 for bad debt expense, and $57,977 for an inventory provision. Additionally, effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company awards to employees for the six months ended March 31, 2006. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $2,000,000.

Excluding these noncash charges from both periods, general and administrative expenses were $1,598,213 (26% of revenue), compared to the period ended March 31, 2005 of $1,181,001 (30% of revenue), with the increase due primarily to (i) the expenses associated with the Chicago, South Florida and Washington, DC offices, (ii) expansion of the New Jersey headquarters (iii) increased professional fees relating to insurance and regulatory filings, and (iv) Sarbanes-Oxley preparation and compliance.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,321,248 during the six months ended March 31, 2005, to $2,076,373 during the six months ended March 31, 2006, but remained constant at 33% of revenue.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.

Net Loss.   Primarily as a result of the above, and noncash charges of $3,011,603, we report a net loss of $4,061,369 for the six months ended March 31, 2006, compared to a net loss of $3,671,363 for the six months ended March 31, 2005, a decrease as a percent of revenue from 93% to 65%. However, if we had accounted for employee stock options using the fair value method required by SFAS 123, we would have a pro forma net loss of $3,423,797 as of March 31, 2005.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

The following table sets forth for the three months ended March 31, 2006 and 2005, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended		Three Months Ended		Change	Change
	March 31, 2006		March 31, 2005 (restated)		($)	(%)
REVENUE	$3,326,136	100%	$2,075,552	100%	$1,250,584	60%
Direct costs	1,267,252	38%	828,854	40%	438,398	53%
Sales expenses	477,939	14%	453,286	22%	24,653	5%
Customer service expenses	1,333,422	40%	656,335	32%	677,087	103%
General and administrative expenses	1,341,469	40%	1,568,802	76%	(227,333)	(14%)
Depreciation and amortization	1,085,695	33%	712,020	34%	373,675	52%
OPERATING LOSS	(2,179,641)	(65%)	(2,143,745)	(104%)	(35,896)	(2%)
Total other income	35,816	1%	67,201	3%	(31,385)	(47%)
NET LOSS	$(2,143,825)	(64%)	$(2,076,544)	(101%)	$(67,281)	(3%)

Revenue.   Revenue for the three months ended March 31, 2006 increased 60% to $3,326,136, compared to revenue of $2,075,552 for the three months ended March 31, 2005. The revenue increase is directly attributable to the (i) 48% increase in the number of subscribers between the two periods, (ii) shift in subscribers to higher earning revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31,
	2006	2005
Private Cable Programming Revenue	28%	42%
DTH Programming Revenue and Subsidy	54%	47%
Internet Access Fees	11%	8%
Installation Fees, Wiring and other Sales	7%	3%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. In the latter part of fiscal 2005, the Company had completed the conversion of Chicago’s 880 unit Marina Towers from private cable to bulk DIRECTV, the conversion of the 339 unit Kinzie Park in the quarter ended December 31, 2005 from private cable to bulk DIRECTV and is in the process of converting 230 unit LaSalle Private Residences. This emphasis is expected to continue in fiscal 2006.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $1,267,252 for the period ended March 31, 2006, as compared to $828,854 for the period ended March 31, 2005, primarily attributable to the 48% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $477,939 for the three months ended March 31, 2006, compared to $453,286 in the three months ended March 31, 2005, which was actually a decrease as a percentage of revenue between the periods from 22% to 14%. The decrease in sales expenses, as a percent of revenue, primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend of a reduction as a percent of revenue to continue as our subscriber growth and regional expansion continues in 2006.

Customer Service Expenses.   Customer service expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service expenses were $1,333,422 for the three months ended March 31, 2006, as compared to $656,335 in the three months ended March 31, 2005, but resulted in only an 8% increase as a percent of revenue. This increase is primarily the result of (i) the 48% increase in number of subscribers the Company serviced during these time periods, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future. We expect an increase in customer service expenses with achieved subscriber growth during the remainder of 2006.

General and Administrative Expenses.   General and administrative expenses decreased to $1,341,469 for the three months ended March 31, 2006, from $1,568,802 for the three months ended March 31, 2005, a 36% decrease as a percent of revenue, primarily the result of the effect of fixed expenses and decrease in noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended March 31, 2006 of $501,039, including $96,553 for the amortization of unearned compensation attributable to the fair value of options and warrants issued for services, $1,703 for excess discount for the issuance of stock through the employee stock purchase plan, $7,023 for excess discount for the issuance of common stock for employee stock bonuses, compensation expense of $30,145 for the issuance of common stock for bonuses, a provision of $28,024 for bad debt expense, and $57,977 for an inventory provision. Additionally, effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized a noncash share-based compensation expense of $279,614 based upon the fair value at the grant dates for awards to employees for the quarter ended March 31, 2006. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $2,000,000.

Excluding these noncash charges from both periods, general and administrative expenses were $840,430 (25% of revenue), compared to the period ended March 31, 2005 of $726,652 (35% of revenue), with the increase due primarily to (i) the expenses associated with the Chicago, South Florida and Washington, DC offices, (ii) expansion of the New Jersey headquarters (iii) increased professional fees relating to insurance and regulatory filings, and (iv) Sarbanes-Oxley preparation and compliance.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $712,020 during the three months ended March 31, 2005 to $1,085,695 during the three months ended March 31, 2006.  The increase in depreciation and amortization is associated with the additional equipment being deployed.

Net Loss.   Primarily as a result of the above, and specifically noncash charges of $1,586,734, the Company reports a net loss of $2,143,825 for the three months ended March 31, 2006, compared to a net loss of $2,076,544 for the three months ended March 31, 2005, a decrease as a percent of revenue from 101% to 64%. However, if the Company had accounted for employee stock options using the fair value method required by SFAS 123, it would have a pro forma net loss of $2,337,560 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2006

During the six months ended March 31, 2006 and 2005, the Company recorded a net loss of $4,061,369 and $3,671,363, respectively. At March 31, 2006, the Company had an accumulated deficit of $35,006,668.

The Company believes that it has adequate financial resources as of March 31, 2006 to fund its operations and material commitments through at least the end of the fiscal year. The Company believes that cash and cash equivalents available as of March 31, 2006 will be sufficient due to a convergence of three factors that will reduce the cash burn during the next six months and beyond.  First, a continued shift in the type of subscriber additions from private cable services to DIRECTV services, which increases gross revenue and the Company’s ARPU and requires less “net” cash due to receipt of offsetting activation fees.  Second, a significant portion of the Company’s subscriber acquisition cost is for digital set-top receivers which cost has recently been offset by equipment incentives for DIRECTV bulk deployments, which the Company is reasonably confident that negotiations surrounding an extension of these incentives will be successful, thereby reducing future cash requirements.  Third, the Company’s significant investment of capital in prior periods into work-in-progress properties should begin to materialize into billable subscribers in upcoming quarters with less additional capital required to activate these subscribers, thus increasing revenue with a less than proportionate increase in cash required.  These factors, in addition to an increasing subscriber and revenue base, should result in many of the Company’s expenses declining as a percentage of revenue, thus improving the Company’s operating margin.

To augment the Company’s continued subscriber growth and expansion, it has secured a revolving equipment lease financing arrangement. Because certain of its long-term new construction properties require a significant upfront investment many months before billing may begin, starting April 1, 2006, the equipment in certain of these properties is being lease financed by an outside entity over a thirty month period.

In addition, the Company’s planned rate of growth, particularly as it relates to new construction projects for bulk or exclusive video services or for bulk and exclusive video and broadband services, may be dependent on raising additional financing, potentially from debt or private equity sources. The Company is currently reviewing alternatives and evaluating proposals from a few select sources to fund this growth. No assurances can be made that the Company will be successful in any attempt to secure additional financing, and therefore the Company may have to scale back its growth accordingly.

Cash Balance.   At March 31, 2006, we had cash and cash equivalents of $3,413,495, compared to $9,358,021 at September 30, 2005. The decrease in our cash balance was primarily due to the purchase of property and equipment.

Operating Activities.   Our operations used net cash of $1,468,461 during the six months ended March 31, 2006, including a net loss of $4,061,369, a net increase of $58,527 in our accounts receivable and a decrease of $358,868 in our accounts payable and accrued liabilities during the period.  Our net loss of $4,061,369 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $3,011,603.

Investing Activities.   During the six months ended March 31, 2006, we purchased $4,468,353 of equipment relating to subscriber additions during the period and for future periods and paid $42,864 for the acquisition of intangible assets. This rate of subscriber growth may be dependent on raising additional financing, potentially from debt or private equity sources. The Company is currently reviewing alternatives and evaluating proposals from a few select sources to fund this growth. No assurances can be made that the Company will be successful in any attempt to secure additional financing, and therefore the Company may have to scale back its growth accordingly.

Financing Activities.   During the six months ended March 31, 2006, we used $52,348 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities, we issued 350,000 common shares upon the exercise of previously issued warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500. The Company is currently reviewing alternatives and evaluating proposals from a few select sources to fund its growth. No assurances can be made that the Company will be successful in any attempt to secure additional financing, and therefore the Company may have to scale back its growth accordingly.

Working Capital.   As at March 31, 2006, we had working capital of approximately $2,831,000, compared to working capital of approximately $7,785,000 as at September 30, 2005, primarily as a result of the consumption of cash for the purchase of property and equipment.

Capital Commitments and Contingencies.   We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.   We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and continued growth is dependent partially on raising additional financing. We are currently reviewing proposals for additional financing. There is no assurance that we will be successful in any of these initiatives.

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

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer and the Vice President of Finance and Administration concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At March 31, 2006 and through the date of this filing, the Company was a party to one litigation matter.

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of March 31, 2006, the parties were in the process of drafting formal settlement and dismissal documents.

Item 1A.	RISK FACTORS

There have been no material changes to the Company’s Risk Factors, previously set forth in its Annual Report on Form 10-KSB filed on December 23, 2005.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR NOTES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

31.1- Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

31.2- Rule 13a-14(a)/15d-14(a) Certification, executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 11, 2006	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 11, 2006	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance