Form 10-Q
period 2006-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2006-08-14
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2006
Common Stock, $0.001 par value per share	50,429,621

MDU Communications International, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and September 30, 2005

	June 30, 2006	September 30, 2005
ASSETS
CURRENT
Cash and cash equivalents	$1,257,558	$9,358,021
Accounts receivable- trade, net of an allowance of $125,004 and $151,045	1,362,884	1,562,398
Prepaid expenses and deposits	425,910	200,345
TOTAL CURRENT ASSETS	3,046,352	11,120,764

Telecommunications equipment inventory	1,229,259	963,081
Property and equipment, net of accumulated depreciation of $7,445,355 and $4,954,301	18,193,421	14,435,784
Intangible assets, net of accumulated amortization of $3,008,129 and $2,279,918	2,059,173	2,740,787
TOTAL ASSETS	$24,528,205	$29,260,416

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,477,966	$1,196,504
Other accrued liabilities	779,846	1,114,343
Current portion of deferred revenue	661,812	934,270
Current portion of note payable	45,670	45,670
Current portion of capital lease obligations	75,478	45,156
TOTAL CURRENT LIABILITIES	3,040,772	3,335,943

Deferred revenue, net of current portion	269,442	—
Note payable, net of current portion	116,845	150,636
Capital lease obligations, net of current portion	96,092	24,575
TOTAL LIABILITIES	3,523,151	3,511,154
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 50,292,331 and 49,812,922 shares issued and outstanding	50,292	49,815
Additional paid-in capital	58,155,949	57,194,221
Unearned compensation	—	(549,475)
Accumulated deficit	(37,201,187)	(30,945,299)
TOTAL STOCKHOLDERS’ EQUITY	21,005,054	25,749,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,528,205	$29,260,416

  See accompanying notes to the unaudited condensed consolidated financial statements

 MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2006 and 2005 (restated)
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,

	2006	2005	2006	2005 (restated)

REVENUE	$9,693,949	$6,389,189	$3,449,752	$2,414,566
OPERATING EXPENSES
Direct costs	3,875,512	2,538,449	1,410,099	958,347
Sales expenses	1,328,514	1,428,988	441,282	486,303
Customer service and operating expenses	3,676,776	1,898,569	1,241,451	711,859
General and administrative expenses (including non-cash charges (credits) of $1,426,748, $724,455, $491,518 and ($873,773))	3,961,891	2,468,633	1,428,448	(310,596)
Depreciation and amortization	3,215,117	2,129,246	1,138,744	807,998
TOTALS	16,057,810	10,463,885	5,660,024	2,653,911

OPERATING LOSS	(6,363,861)	(4,074,696)	(2,210,272)	(239,345)

Other income (expense)
Gain on sale of customers	—	715,696	—	634,380
Interest income	124,918	156,989	22,926	70,716
Interest expense	(16,945)	(5,418)	(7,173)	(1,817)
NET EARNINGS (LOSS)	$(6,255,888)	$(3,207,429)	$(2,194,519)	$463,934
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.12)	$(0.07)	$(0.04)	$0.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	50,135,794	48,080,873	50,252,146	49,610,854
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED (See Note 2)	50,135,794	48,080,873	50,252,146	57,818,136

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2006
(Unaudited)

	Common stock		Additional paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance, October 1, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262
Effect of adoption of SFAS 123R				549,475		549,475
Issuance of common stock for employee stock purchases	25,388	24	38,191			38,215
Issuance of common stock for employee bonuses	56,385	56	78,777			78,833
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Issuance of common stock for options exercised	47,636	47	15,672			15,719
Shared-based compensation expense - employees			831,222			831,222
Share-based compensation credit - nonemployees			(89,284)			(89,284)
Net loss					(6,255,888)	(6,255,888)
Balance, June 30, 2006	50,292,331	$50,292	$58,155,949	$—	$(37,201,187)	$21,005,054

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2006 and 2005
(Unaudited)

	Nine Months ended June 30, 2006	Nine Months ended June 30, 2005

OPERATING ACTIVITIES
Net loss	$(6,255,888)	$(3,207,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	107,044	1,423
Inventory provision	57,977
Depreciation and amortization	3,215,117	2,129,246
Share-based compensation expense - employees	831,222
Share-based compensation expense - nonemployees	346,930	454,874
Effect of variable accounting for employee stock options	—	423,999
Effect of issuance of common stock in exchange for termination of agreement	—	270,200
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(426,041)
Compensation expense for issuance of common stock through employee stock purchase plan	4,742	—
Compensation expense for issuance of common stock for employee bonuses	78,833	—
Gain on sale of customers	—	(715,696)
Changes in operating assets and liabilities:
Accounts receivable	92,470	(319,876)
Prepaid expenses and deposits	(112,304)	(54,948)
Accounts payable	281,462	91,430
Other accrued liabilities	(301,024)	200,388
Deferred revenue	(3,016)	(53,332)
Net cash used in operating activities	(1,656,435)	(1,205,762)
INVESTING ACTIVITIES
Purchase of property and equipment	(6,414,878)	(8,452,300)
Proceeds from sale of customers and property and equipment	—	1,232,648
Acquisition of intangible assets	(42,864)	(178,515)
Net cash used in investing activities	(6,457,742)	(7,398,167)
FINANCING ACTIVITIES
Payments of note payable	(33,791)	—
Proceeds from private placement of common stock and warrants	—	15,045,444
Proceeds from options exercised	15,719	401,246
Proceeds from warrants exercised	87,500	374,708
Payments of capital lease obligations	(55,714)	(48,700)
Net cash provided by financing activities	13,714	15,772,698
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,100,463)	7,168,769
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,358,021	4,705,722
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,257,558	$11,874,491

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the nine and three months ended June 30, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.   The Company recognized share-based compensation expense of $831,222 and $272,030 for the nine and three months ended June 30, 2006, respectively, based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123.

Prior to the adoption of SFAS 123R, as explained in Notes 2 and 4 to the Audited Financial Statements, the Company accounted for its stock-based employee compensation plans under the intrinsic value method per APB 25, whereby compensation cost was only recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. SFAS 123 had established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123, and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," permitted a company to elect to continue to apply the intrinsic-value-based method of accounting described above until it adopted SFAS 123R provided it made appropriate pro forma disclosures of the use of a method that estimated the fair value of the options at the grant date and then amortized the fair value to expense over the options' vesting period. For the nine and three months ended June 30, 2005, the Company has shown its historical results of operations using the intrinsic value method under the provisions of APB 25 and, accordingly, is required to present the additional pro forma information in the table that follows showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period:

	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2005 (restated)
Net income (loss), as reported	$(3,207,429)	$463,934
Add (deduct):
Total stock-based employee compensation expense (credits) determined under the intrinsic value method for all awards, net of related tax effects	456,599	(883,404)
Total stock-based employee compensation expense (credits) determined under the fair value based method for all awards, net of related tax effects	(660,403)	36,544
Pro forma net loss	$(3,411,233)	$(382,926)

Basic and diluted net earnings (loss) per share:
As reported	$(0.07)	$0.01
Pro forma	$(0.07)	$(0.01)

No options were granted during the nine and three months ended June 30, 2006. The fair values of options granted during the nine and three months ended June 30, 2005 were determined using a Black-Scholes option pricing model in accordance with SFAS 123 based on the following assumptions:

	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2005
Expected volatility	76%	76%
Risk-free interest rate	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5
Expected dividends	0%	0%

Additionally, as a result of the adoption of SFAS 123R, previously recorded unearned compensation was eliminated.

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

2.	EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied. For the nine and three months ended June 30, 2006 and the nine months ended June 30, 2005, basic and diluted loss per common share are equivalent as the Company had net losses for these periods and the effect of the assumed exercise of options or warrants would be anti-dilutive. For the three months ended June 30, 2005, the assumed exercise of options and warrants and the application of the treasury stock method increased the weighted average number of common shares for the computation of diluted earnings per share by 8,207,282 shares although basic and diluted earnings per share for the period were the same. As of June 30, 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into 8,494,058 shares of common stock (5,298,884 from warrants and 3,195,174 from options) that were not included in the computation of net loss per share.

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Employee Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable for the nine months ended June 30, 2006:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2005	3,300,342	$1.79
Expired	(57,532)	$2.44
Exercised	(47,636)	$0.33
Outstanding at June 30, 2006	3,195,174	$1.80	3.1	$419,453
Exercisable at June 30, 2006	2,025,577	$1.48	2.6	$411,584

As of June 30, 2006, options to purchase 101,392 shares were available for grant.

As explained above, during the nine and three months ended June 30, 2006, the Company adopted the provisions of SFAS 123R and recognized a charge to general and administrative expenses for share-based employee compensation of $831,222 and $272,030, respectively. Additionally, the Company recognized share-based compensation expense for non-employees of $346,930 and $154,222 for the nine and three months ended June 30, 2006, respectively.

An additional charge of approximately $1,700,000 is expected to vest and be recognized subsequent to June 30, 2006 over a weighted average period of 27 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

As discussed in Note 4 to the Audited Financial Statements, the Company re-priced certain employee options prior to October 1, 2004 and, as a result, such options were subject to variable accounting prior to the adoption of SFAS 123R.  The Company recognized a charge for the effect of variable accounting of $423,999 and a credit of $883,404 for the nine and three months ended June 30, 2005, respectively.

Employee Stock Purchase Plan:

On October 23, 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “Purchase Plan”). See Note 4 to the Audited Financial Statements. During the nine months ended June 30, 2006, the Company issued 25,388 shares of common stock for aggregate proceeds of $38,215 from employees who purchased shares under the Purchase Plan.   The Purchase Plan allows for a discount of 15% from the market value for shares purchased, which is deemed to be compensation under generally accepted accounting standards. As a result, the Company recognized expense for the full discount of $4,742 and $1,480 for the nine and three months ended June 30, 2006, respectively.

Employee Stock Bonuses:

During the nine and three months ended June 30, 2006, the Company recognized compensation expense of $78,833 and $41,665 for the issuance of 56,385 and 33,962 shares of common stock for employee bonuses, respectively.

Warrants:

During the nine months ended June 30, 2006, no warrants were exercised or expired. Warrants to purchase 5,298,884 shares at prices ranging from $0.33 to $3.40 per share remained outstanding at June 30, 2006.

4.	COMMITMENTS AND CONTINGENCIES

Litigation:

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of June 30, 2006, the parties were in the final process of drafting formal settlement and dismissal documents. The Company will not recognize any gain until payment is received.

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

5.	CAPITAL LEASES

During the quarter ended June 30, 2006, the company entered into two lease agreements for new equipment having a total cost basis of approximately $150,000. The leases expire on September 30, 2008 and November 30, 2008, respectively, and bear interest at 14.74%.

6.	FUNDING OF CURRENT OPERATIONS AND GROWTH

As of June 30, 2006, the Company had cash and cash equivalents of $1,257,558 and working capital of approximately $6,000. In addition, the Company has had recurring losses and negative cash flows from operating activities. On an ongoing basis the Company expects that its monthly generated revenues will fund its monthly general operating expenses.  However, the monthly generated revenues do not currently also fund the Company’s capital growth objectives. The Company is currently in negotiations with several groups to secure a significant source of debt financing to continue and even accelerate its growth and expects to close such a financing prior to its fiscal year ending September 30, 2006. However, there can be no assurance that the Company will be successful in any attempt to secure additional financing. If the Company is unsuccessful in securing additional financing, it may have to operate in a no growth mode, or, to fund a slower growth plan or operations if necessary, it may sell certain noncore assets to raise capital.

7.	SUBSEQUENT EVENTS

From July 1, 2006 through August 11, 2006, 10,570 shares of common stock were issued through the Employee Stock Purchase Plan for employee contributions of $8,245 in the period ended June 30, 2006.

8.	RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

As reported on Form 10-KSB for the year ended September 30, 2005, in connection with its review of our financial statements for the quarter ended June 30, 2005, J.H. Cohn LLP, our independent registered public accounting firm, brought to the attention of management that although the Company had been accounting for options with cashless exercise provisions and options that had been repriced by using variable accounting in accordance with the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25,” it had not calculated the related adjustments appropriately during the quarters ended December 31, 2004 and March 31, 2005. J.H. Cohn LLP had informed the management of the Company that the calculation of the adjustment was based on the average stock price for each of the quarters instead of the lowest price on the last day of each quarter. After reviewing the matter, management agreed that the calculation had been based on the incorrect stock prices and determined that such calculation had understated the decrease in the market value of the options and, as a result, had overstated noncash compensation costs and net losses during those quarters by a total of $250,467. Management believed that the amount of the error applicable to compensation expense in each of the affected quarterly periods was not material and that the quarterly reports previously issued for each period did not have to be restated. Instead of initially restating the quarters ended December 31, 2004 and March 31, 2005, the Company chose to recognize the entire $250,467 decrease in compensation expense resulting from the previous use of incorrect stock prices in applying variable accounting in the financial statements for the quarter ended June 30, 2005, which resulted in initially reporting an understatement of compensation expense in that quarter.

Although management believes that the errors in each of the affected quarterly reports were not material, the accompanying Statement of Operations for the three months ended June 30, 2005 has been restated to eliminate the understatement of compensation expense for that period as previously reported. Presented below are the general and administrative expenses, the net income and the basic and diluted loss per common share before adjustment as previously reported and the general and administrative expenses, the net income and the basic and diluted earnings per common share as restated for the three months ended June 30, 2005. Since the understatement of compensation expense for that period equaled the aggregate overstatement for the three month periods ended December 31, 2004 and March 31, 2005, no adjustments were required to the amounts initially reported for the nine months ended June 30, 2005.

	As Previously Reported for the Three Months Ended 6/30/2005	As Restated for the Three Months Ended 6/30/2005
Statement of Operations:
General and administrative expenses	$(60,129)	$(310,596)
Net Income	$213,467	$463,934
Basic and diluted earnings per common share	$0.00	$0.01

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” “plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-KSB filed on December 23, 2005.

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

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. We offer two types of satellite television service - DBS and Private Cable. First, we offer Direct Broadcast Satellite (“DBS”), which uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, we exclusively offer DIRECTV® programming packages.  From our DBS offerings we receive the following revenue: (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee we bill subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Second, we offer a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Our net revenues from Private Cable result from the difference between the wholesale prices charged to us by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS and Private Cable services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. From subscribers to our Internet service, we earn a monthly Internet access service fee.  Again, in many properties, we provide this service in bulk.

The Company continued to produce over one million dollars of revenue per month. The Company’s revenue for the quarter was $3,449,752, an increase of 43% over the same period ended June 30, 2005. The Company’s revenue per subscriber at June 30, 2006 was $26.05, an increase of 7% over the same quarter ended June 30, 2005. At June 30, 2006, the Company had cash and cash equivalents of $1,257,558 and total assets of $24,528,205.

The Company reports 45,084 total billable subscribers for the period ending June 30, 2006, a 35% increase in total billable subscribers reported one year ago, however, only a marginal increase as compared to the total billable subscribers in the previous fiscal quarter. The primary reasons for slower billable subscriber growth in the third quarter were due to financial constraints, the prioritization of allocating capital necessary for the completion of the Company’s current work-in-process, managed delays in new property deployments and the termination of certain “choice type” subscribers from the Company’s database. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of June 30, 2005	Subscribers as of Sept. 30, 2005	Subscribers as of Dec. 31, 2005	Subscribers as of March 31, 2006	Subscribers as of June 30, 2006
Bulk DTH	3,963	5,470	6,213	7,226	7,830
DTH Choice / Exclusive	5,833	6,860	7,498	7,857	7,703
Bulk PC	16,869	16,587	16,894	18,011	17,778
PC Choice / Exclusive	1,370	1,399	1,318	1,303	1,230
Bulk Choice Advantage	2,175	2,941	3,689	4,627	4,818
Bulk ISP	1,771	1,823	2,267	3,116	3,100
ISP Choice / Exclusive	1,525	2,044	2,392	2,586	2,625
Total Subscribers	33,506	37,124	40,271	44,726	45,084

As of June 30, 2006, the Company’s Midwest regional office served 11,764 subscribers; the Southeast regional office served 9,987 subscribers, and the Company’s well-established Northeast regional office, which is served by offices in New Jersey, Connecticut and Maryland, served 23,333 subscribers. As of June 30, 2006, the Company had 115 full-time employees.

As of June 30, 2006, the Company had 74 properties and 33,932 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 7,409 units that moved out of WIP and started construction on 7,733 units that entered WIP. Of the current WIP, 15,540 units (or 46%) are in new construction properties and 18,392 units (or 54%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) DIRECTV (bulk) 2,990; (ii) DIRECTV (choice/exclusive) 10,892; (iii) DIRECTV BCA Program (bulk/choice) 2,341; (iv) Private Cable (bulk) 747; (v) Private Cable (choice/exclusive) 4,619; (vi) Internet (bulk) 982; and (vii) Internet (choice/exclusive) 11,361. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

As of June 30, 2006, the Company had 10,884 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is now charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of June 30, 2006:	3,557	843	2,319	6,719
Existing conversion “under contract” subscribers as of June 30, 2006:	1,359	512	2,294	4,165
Total “under contract” subscribers:	4,916	1,355	4,613	10,884

The Company’s backlog for the quarter remained fairly constant at 147,875 units, of which 33,932 units are in WIP. The Company’s approximate breakdown of backlog units by type of service is as follows: (i) “BCA” DIRECTV (bulk) 12%; (ii) DIRECTV or Private Cable (bulk) 27%; (iii) Broadband (bulk) 9%; (iv) DIRECTV or Private Cable (exclusive) 2%; (v) Broadband (exclusive) 1%; (vi) DIRECTV or Private Cable (choice) 32%; and (vii) Broadband (choice) 17%.

Additionally, apart from backlog, the number of properties in the proposal stage of negotiation in the Southeast region that are part of the Company’s Southeast emerging market strategy increased to represent approximately 45,000 units, most of which represent potential bulk and exclusive contracts for the provision of DIRECTV services. Currently, the Company is focusing its efforts on expansion in this region as much of its subscriber acquisition costs for these bulk and exclusive properties are funded through its agreements with BellSouth and DIRECTV, thus providing the Company with greater cash flow to fund additional growth.

On November 9, 2005, the Company and BellSouth Corporation announced the signing of a Sales Teaming Agreement to jointly market and deploy services to the residential multi-dwelling unit market in the BellSouth territory. Through the terms of the Sales Teaming Agreement, BellSouth and MDU Communications are offering innovative bundles of voice, data and DIRECTV digital satellite programming packages specifically designed for the multi-dwelling unit market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents. BellSouth and the Company are training and leveraging each other’s sales force for the cross-selling of products and qualifying prospective property leads for both types of services, which should accelerate the negotiation and deployment process. On June 20, 2006, the Company and BellSouth executed an amendment to Sales Teaming Agreement under which BellSouth will now fund a portion of the Company’s capital costs to install DIRECTV digital satellite systems in certain multi-dwelling unit properties in which both BellSouth and the Company agree to deploy their respective services. In return, BellSouth will participate in a revenue share from the Company’s revenue derived from subscribers in such properties.

Of primary importance to the Company is the goal of achieving positive EBITDA for the quarter ending September 30, 2006. To accelerate the move toward positive EBITDA, the Company is (i) allocating resources to regions and to properties offering the greatest rates of return, (ii) redeploying equipment in underperforming choice type properties to bulk and exclusive type properties in its work-in-process and allocating resources accordingly, (iii) renegotiating a lower monthly rate on a significant number of its broadband circuits, and (iv) implementing cost and personnel reductions as deemed appropriate. Additionally, the Company continues to convert low revenue producing private cable bulk properties to the DIRECTV platform and has implemented moderate price increases for certain subscribers and for certain bulk properties. In order to achieve the Company’s goal of increased subscriber growth in the fourth fiscal quarter, the Company is also undertaking several initiatives, including implementing a new marketing program in several exclusive and choice properties designed to encourage customers to subscribe to DIRECTV services, and in many instances, bundle the Company’s broadband services with the DIRECTV service; focusing its efforts on converting its under contract bulk and exclusive subscribers to billable subscribers; and prioritizing deployments in the Southeast region where it can leverage its agreement with BellSouth.

Other measures taken by the Company intended to provide growth capital are the identification and potential sale of non-core properties for subscriber values in the range of those obtained over the past few years and the unanimous participation of senior management in contributing a significant percentage (30%-50%) of their monthly salary to the Company’s Employee Stock Purchase Plan. This contribution not only allows the Company to use these funds for general corporate purposes, but is a signal of support and commitment by management in the Company’s long-term success, as well as a belief that the current market price for the common stock does not reflect its fair value. Leading by example, both Sheldon Nelson and Tom Tracey are taking one-half of their monthly salary in Company common stock.

Taking effect in July, the Company has implemented a few organizational changes. Sheldon Nelson will resume the role of President as well as remaining Chief Executive Officer, Tom Tracey will assume the role of Vice President of Business Development and Special Projects, and Joe Nassau will assume the role of Vice President of Operations. Patrick Cunningham will continue in the role of Vice President of Sales and Marketing which includes the management of the BellSouth relationship.

For the three months ended June 30, 2006, the Company reports negative earnings before interest, taxes, depreciation, amortization and noncash stock option charges (“EBITDA”) of $557,084. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net income or loss of - in the Company’s case - interest, depreciation, amortization and noncash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005 (restated)
EBITDA	$(1,597,078)	$(348,310)	$(557,084)	$399,976
Interest expense	(16,945)	(5,418)	(7,173)	(1,817)
Provision for doubtful accounts	(107,044)	(1,423)	(22,121)	(5,395)
Provision for inventory reserve	(57,977)	—	—	—
Depreciation and amortization	(3,215,117)	(2,129,246)	(1,138,744)	(807,998)
Effect of shares and warrants issued for termination of professional service agreement	—	(270,200)	—	(117,700)
Effect of cancellation of shares and warrants issued for termination of professional service agreement	—	426,041	—	206,250
Effect of variable accounting for employee options	—	(423,999)	—	883,404
Share-based compensation expense - employees	(831,222)	—	(272,030)	—
Compensation expense for issuance of common stock through employee stock purchase plan	(4,742)	—	(1,480)	—
Compensation expense for issuance of common stock for employee bonuses	(78,833)	—	(41,665)	—
Share-based compensation expense - nonemployees	(346,930)	(454,874)	(154,222)	(92,786)
Net Income (Loss)	$(6,255,888)	$(3,207,429)	$(2,194,519)	$463,934

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to the deferral of revenue from the new subscriber activation subsidy prior to the change in the agreement described below, allowance for doubtful accounts, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2006, there were no material changes to accounting estimates or judgments.

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company is using the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Condensed Consolidated Financial Statements as of and for the nine and three months ended June 30, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.   The Company recognized stock-based compensation expense for the nine and three months ended June 30, 2006 of $831,222 and $272,030, respectively, based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the cost originally calculated for pro forma disclosure purposes under SFAS 123. An additional charge of approximately $1,700,000 is expected to vest and be recognized over a weighted average period of 27 months. The charge will be amortized to general and administrative expense as the options vest in subsequent periods.

No other recently issued accounting pronouncement that became effective during the nine months ended June 30, 2006 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

The following table sets forth for the nine months ended June 30, 2006 and 2005, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Nine Months Ended June 30, 2006		Nine Months Ended June 30, 2005		Change ($)	Change (%)
REVENUE	$9,693,949	100%	$6,389,189	100%	$3 ,304,760	52%
Direct costs	3,875,512	40%	2,538,449	40%	1,337,063	53%
Sales expenses	1,328,514	14%	1,428,998	22%	(100,484)	-7%
Customer service and operating expenses	3,676,776	38%	1,898,569	30%	1,778,207	94%
General and administrative expenses	3,961,891	41%	2,468,633	39%	1,493,258	60%
Depreciation and amortization	3,215,117	33%	2,129,246	33%	1,085,871	51%
OPERATING LOSS	(6,363,861)	-66%	(4,074,706)	-64%	(2,289,155)	56%
Total other income	107,973	1%	867,267	14%	(759,294)	-88%
NET LOSS	$(6,255,888)	-65%	$(3,207,439)	-50%	$(3,048,449)	95%

Revenue.   Revenue for the nine months ended June 30, 2006 increased 52% to $9,693,949 compared to revenue of $6,389,189 for the nine months ended June 30, 2005. The revenue increase is directly attributable to the (i) 35% increase in the number of subscribers between the two periods, (ii) shift in subscribers to higher earning revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  Our nine months revenue has been derived, as a percent, from the following sources:

	Nine Months Ended June 30,
	2006	2005
Private Cable Programming Revenue	29%	43%
DTH Programming Revenue and Subsidy	54%	46%
Internet Access Fees	11%	8%
Installation Fees, Wiring and other Sales	6%	3%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. This emphasis is expected to continue in fiscal 2006 and 2007.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $3,875,512 for the period ended June 30, 2006, as compared to $2,538,449 for the period ended June 30, 2005, primarily as a result of the increase in the number of subscribers over the nine months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers in 2006 and convert certain private cable subscribers to DIRECTV services, therefore, direct costs as a percentage of revenue are expected to decline.

Sales Expenses.   Sales expenses were $1,328,514 for the nine months ended June 30, 2006, compared to $1,428,988 in the nine months ended June 30, 2005. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing, however, we anticipate sales expenses as a percent of revenue will continue to decline.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $3,676,776 for the nine months ended June 30, 2006, as compared to $1,898,569 in the nine months ended June 30, 2005, an 8% increase as a percent of revenues. This increase is primarily the result of (i) the 35% increase in number of subscribers the Company serviced during these time periods, (ii) the utilization of contractors in new regions to assist with service, maintenance and project management, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reduction initiatives towards positive EBITDA are expected to reduce the expenses as a percentage of revenue from its current level. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2006
	($)	(%)
Call Center Expenses	$1,303,436	35%
General Operations Expenses	$1,147,175	31%
Property System Maintenance Expenses	$1,226,165	34%

General and Administrative Expenses.   General and administrative expenses increased to $3,961,891 for the nine months ended June 30, 2006, from $2,468,633 for the nine months ended June 30, 2005.

Of the general and administrative expenses for the nine months ended June 30, 2006, the Company had total noncash charges included of $1,426,748, including $346,930 for the share based compensation for nonemployees attributable to the fair value of options and warrants issued for services, $4,742 for excess discount for the issuance of stock through the employee stock purchase plan, compensation expense of $78,833 for the issuance of common stock for bonuses, a provision of $107,044 for bad debt expense, and $57,977 for an inventory provision. Additionally, effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized noncash share-based compensation expense of $831,222 based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2006. The total stock-based compensation expense not yet recognized and expected to vest over the next 27 months is approximately $1,700,000.

Excluding these noncash charges from both periods, general and administrative expenses were $2,535,143 (26% of revenue), compared to the period ended June 30, 2005 of $1,744,178 (27% of revenue), with the increase due primarily to (i) the expenses associated with the Chicago, South Florida and Washington, DC offices, (ii) expansion of the New Jersey headquarters, (iii) increased professional fees relating to insurance and regulatory filings, and (iv) Sarbanes-Oxley preparation and compliance.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $2,129,246 during the nine months ended June 30, 2005, to $3,215,117 during the nine months ended June 30, 2006, but remained constant at 33% of revenue.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets being acquired over the prior period.

Net Loss.   Primarily as a result of the above, and noncash charges of $4,641,865, we report a net loss of $6,255,888 for the nine months ended June 30, 2006, compared to a net loss of $3,207,429 for the nine months ended June 30, 2005 an increase as a percent of revenue from 50% to 65%. However, if we had accounted for employee stock options using the fair value method required by SFAS 123, we would have a pro forma net loss of $3,411,232 as of June 30, 2005. Combine the pro forma net loss with removing the impact of the recognition of a one time gain on the sale of assets, the net loss as a percent of revenue for the nine months ended June 30, 2005 increases from 50% to 65% compared to the 64% for the nine months ended June 30, 2006.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

The following table sets forth for the three months ended June 30, 2006 and 2005, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005 (restated)		Change ($)	Change (%)
REVENUE	$3,449,752	100%	$2,414,566	100%	$1,035,186	43%
Direct costs	1,410,099	41%	958,347	40%	451,752	47%
Sales expenses	441,282	13%	486,303	20%	(45,021)	-9%
Customer service and operating expenses	1,241,451	36%	711,859	29%	529,592	74%
General and administrative expenses	1,428,448	41%	(310,596)	-13%	1,739,044	560%
Depreciation and amortization	1,138,744	33%	807,998	33%	330,746	41%
OPERATING LOSS	(2,210,272)	-64%	(239,345)	-9%	(1,970,927)	823%
Total other income	15,753	1%	703,279	29%	(687,526)	-98%
NET INCOME (LOSS)	$(2,194,519)	-63%	$463,934	20%	$(2,658,453)	-573%

Revenue.   Revenue for the three months ended June 30, 2006 increased 43% to $3,449,752, compared to revenue of $2,414,566 for the three months ended June 30, 2005. The revenue increase is directly attributable to the (i) 35% increase in the number of subscribers between the two periods, (ii) shift in subscribers to higher earning revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended June 30,
	2006	2005
Private Cable Programming Revenue	28%	41%
DTH Programming Revenue and Subsidy	54%	48%
Internet Access Fees	12%	8%
Installation Fees, Wiring and other Sales	6%	3%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. This emphasis is expected to continue in fiscal 2006 and 2007.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $1,410,099 for the period ended June 30, 2006, as compared to $958,347 for the period ended June 30, 2005, primarily attributable to the 35% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $441,282 for the three months ended June 30, 2006, compared to $486,303 in the three months ended June 30, 2005, which is a decrease as a percentage of revenue between the periods from 20% to 13%. The decrease in sales expenses, as a percent of revenue, primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend of a reduction as a percent of revenue to continue as our subscriber growth and regional expansion continues.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,241,451 for the three months ended June 30, 2006, as compared to $711,859 in the three months ended June 30, 2005, but resulted in only a 7% increase as a percent of revenue. This increase is primarily the result of (i) the 35% increase in number of subscribers the Company serviced during these time periods, (ii) the utilization of contractors to perform service, maintenance and project management functions, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reduction initiatives towards positive EBITDA for the quarter ending September 30, 2006 are expected to reduce the expenses as a percentage of revenue from its current level. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2006
	($)	(%)
Call Center Expenses	$455,463	37%
General Operations Expenses	$404,170	33%
Property System Maintenance Expenses	$381,818	30%

General and Administrative Expenses.   General and administrative expenses increased to $1,428,448 for the three months ended June 30, 2006, from a credit of $310,596 for the three months ended June 30, 2005, primarily the result of noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended June 30, 2006 of $491,518, including $154,222 for share-based compensation for nonemployees attributable to the fair value of options and warrants issued for services, $1,480 for excess discount for the issuance of stock through the employee stock purchase plan, compensation expense of $41,665 for the issuance of common stock for bonuses and a provision of $22,121 for bad debt expense. Additionally, effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized noncash share-based compensation expense of $272,030 based upon the fair value at the grant dates for awards to employees for the quarter ended June 30, 2006. The total stock-based compensation expense not yet recognized and expected to vest over the next 27 months is approximately $1,700,000.

Excluding these noncash charges from both periods, general and administrative expenses were $936,930 (27% of revenue), compared to the period ended June 30, 2005 of $563,177 (23% of revenue), with the increase due primarily to (i) the expenses associated with the Chicago, South Florida and Washington, DC offices, (ii) expansion of the New Jersey headquarters, (iii) increased professional fees relating to insurance and regulatory filings, and (iv) Sarbanes-Oxley preparation and compliance.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $807,998 during the three months ended June 30, 2005 to $1,138,744 during the three months ended June 30, 2006.  The increase in depreciation and amortization is associated with the additional equipment being deployed.

Net Income (Loss).   Primarily as a result of the above, and primarily noncash charges of $1,630,262, the Company reports a net loss of $2,194,519 for the three months ended June 30, 2006, compared to net income of $463,934 for the three months ended June 30, 2005. However, if the Company had accounted for employee stock options using the fair value method required by SFAS 123, it would have had a pro forma net loss of $382,926 for the three months ended June 30, 2005. If the net income for the three months ended June 30, 2005 was adjusted to reflect the pro forma impact of the fair value method of accounting for options and the elimination of the one time gain on the sale of fixed assets of $634,380, the net income reported for the period would become a net loss of $1,017,306.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2006

During the nine months ended June 30, 2006 and 2005, the Company recorded a net loss of $6,255,888 and $3,207,429, respectively. At June 30, 2006, the Company had an accumulated deficit of $37,201,187.

The Company believes that it has adequate financial resources as of June 30, 2006 to fund its operations and material commitments through the end of the fiscal year. On an ongoing basis the Company expects that its monthly generated revenues will fund its monthly general operating expenses. However, the monthly generated revenues do not currently also fund the Company’s capital growth objectives. The Company is currently in negotiations with several groups to secure a significant source of debt financing to continue or even accelerate its growth and expects to close such a financing prior to its fiscal year end on September 30, 2006. However, there can be no assurance that the Company will be successful in any attempt to secure additional financing. If the Company is unsuccessful in securing additional financing, it may have to operate in a no growth mode or, to fund a slower growth plan or operations if necessary, it may sell certain noncore assets to raise capital.

The Company also believes a convergence of three factors will reduce the cash burn.  First, a continued shift in the type of subscriber additions from private cable services to DIRECTV services, which increases gross revenue and the Company’s ARPU and requires less “net” cash due to receipt of offsetting activation fees.  Second, a significant portion of the Company’s subscriber acquisition cost is for digital set-top receivers which cost has recently been offset by equipment incentives for DIRECTV bulk deployments, which the Company is reasonably confident that negotiations surrounding an extension of these incentives will be successful, thereby reducing future cash requirements.  Third, the Company’s significant investment of capital in prior periods into work-in-progress properties should begin to materialize into billable subscribers in upcoming quarters with less additional capital required to activate these subscribers, thus increasing revenue with a less than proportionate increase in cash required.  These factors, in addition to an increasing subscriber and revenue base, and achieving positive EBITDA by September 30, 2006, should result in many of the Company’s expenses declining as a percentage of revenue, thus improving the Company’s operating margin.

The Company has scaled back its growth and is only funding projects where construction has already begun and projects that will provide an immediate return on investment. Future growth will be dependent on raising additional financing, potentially from debt or private equity sources.

Cash Balance.   At June 30, 2006, we had cash and cash equivalents of $1,257,558, compared to $9,358,021 at September 30, 2005. The decrease in our cash balance was primarily due to the purchase of property and equipment and cash used in operations.

Operating Activities.   Our operations used net cash of $1,656,435 during the nine months ended June 30, 2006, including a net loss of $6,255,888.  Our net loss of $6,255,888 for the same period was offset by net noncash charges associated primarily with depreciation and amortization, and other non-cash charges associated with stock options and warrants of $4,641,865.

Investing Activities.   During the nine months ended June 30, 2006, we purchased $6,414,878 of equipment relating to subscriber additions during the period and for future periods and paid $42,864 for the acquisition of intangible assets. Continuation of this rate of subscriber growth may be dependent on raising additional financing, potentially from debt or private equity sources. The Company is currently reviewing alternatives and evaluating proposals from a few select sources to fund this growth. No assurances can be made that the Company will be successful in any attempt to secure additional financing, and therefore the Company may have to scale back its growth accordingly.

Financing Activities.   During the nine months ended June 30, 2006, we used $89,505 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities, we issued 350,000 common shares upon the exercise of previously issued warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500. The Company is currently reviewing and evaluating financing alternatives in order to fund more robust growth. No assurances can be made that the Company will be successful in any attempt to secure additional financing, and therefore the Company may have to scale back its growth accordingly.

Working Capital.   As at June 30, 2006, we had working capital of approximately $6,000, compared to working capital of approximately $7,785,000 as at September 30, 2005, primarily as a result of the consumption of cash for the purchase of property and equipment.

As of June 30, 2006, approximately $662,000 of the current liability represents deferred revenue from activation fees, compared to deferred revenue of approximately $934,000 as at September 30, 2005, for which the cash has been received prior to the revenue being recognized.

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

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, and the Vice President of Finance and Administration, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At June 30, 2006 and through the date of this filing, the Company was a party to one litigation matter.

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. Pursuant to a verbal settlement in September 2005, the Company expects to receive $73,500 (CDN). As of June 30, 2006, the parties were in the final process of drafting formal settlement and dismissal documents.

Item 1A.	RISK FACTORS

The Company supplements its Risk Factors, previously set forth in its Annual Report on Form 10-KSB filed on December 23, 2005, with the following:

We Require Additional Funding for Continued Growth

To continue funding subscriber growth, the Company must raise additional debt or equity financing, or enter into alliances or collaborative agreements with third parties providing for net proceeds to the Company.  No assurance can be given that the Company will be successful in obtaining any such financing or in securing collaborative agreements with third parties on acceptable terms, if at all, or if secured, that such financing or collaborative agreements will provide for payments to the Company sufficient to continue to fund operations.  In the absence of such financing or third-party collaborative agreements, the Company will be required to scale back operations and growth and may have an issue as to our ability to continue as a going concern.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR NOTES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2006, the Company held its Annual General Meeting of Shareholders in Totowa, New Jersey. Three issues were put forth to the shareholders: (i) election of directors, (ii) ratification of appointment of Independent Registered Public Accounting Firm; and (iii) extension of the 2001 Employee Stock Purchase Plan for an additional five year period.

On the issue of election of directors, out of the 35,296,187 shares voted at the meeting: 33,875,296 voted in favor of Doug Hooper and 1,420,891 withheld; 33,875,296 voted in favor of Ted Boyle and 1,420,891 withheld; 33,640,296 voted in favor of Steve Cox and 1,655,891 withheld; and 34,875,196 voted in favor of Carolyn Howard and 420,991 withheld. All directors were elected for their respective terms. For a list of directors and short biography of each, please reference the Proxy Statement mailed to stockholders on or about May 5, 2005 and filed with the Securities and Exchange on April 27, 2006.

On the issue of voting on the appointment of the Independent Registered Public Accounting Firm, out of the 35,296,187 shares voted at the meeting, 34,911,341 shares have been voted in favor, 383,446 shares against, with 1,400 abstaining. The Independent Registered Public Accounting Firm was appointed for fiscal 2005.

On the issue of voting on the extension of the 2001 Employee Stock Purchase Plan, out of the 16,979,559 shares represented today (broker non-votes excluded), 16,401,259 shares have been voted in favor, 562,650 shares against, with 15,650 abstaining. The issue passed.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance