Form 10-K
period 2006-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2007-01-02
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006, or
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

Securities registered under Section 12(b) of the Act:

none

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of September 30, 2006, the aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board) held by non-affiliates was approximately $35.5M. The number of shares of common stock ($0.001 par value) outstanding as of December 19, 2006 was 51,234,953.

FORWARD LOOKING STATEMENTS

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

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward looking statements. Such factors include the risks described in Item 1A. Risk Factors and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.             Business

OVERVIEW

MDU Communications International, Inc. concentrates exclusively on installing and delivering state-of-the-art digital satellite television, high-speed Internet solutions and other information and communication services to the United States multi-dwelling unit (“MDU”) residential market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes, hospitals, hotels, motels and other properties having multiple units located within a defined area. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents. We earn our revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs.

Multi-dwelling unit properties present unique technological, management and marketing challenges, as compared to single family homes - challenges we have certain experience and expertise in overcoming. We seek to differentiate ourselves from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Post Properties, Roseland Property Company, Related Companies, as well as many others, to understand and meet the technology needs of these groups. The Company operates in only one market segment.

HISTORY OF THE COMPANY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of certain of our Canadian satellite television assets. As a result, by May 30, 2001 the Company relocated its operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC and Miami greater metropolitan areas.

RECENT DEVELOPMENTS

The Company achieved positive EBITDA, as defined hereafter, during the fourth quarter of fiscal 2006 and established an operating plan designed to ensure the Company continues to operate at positive EBITDA in fiscal 2007. Each of the Company’s market territories are now contributing to positive EBITDA due to the economies of scale and subscriber level achieved in each market region. Therefore, the Company is in a very good position to not only remain positive EBITDA, but to improve its earnings in fiscal 2007. The Company has also sought to increase its regional market presence and enhance its future growth capabilities in these markets, which is being accomplished through its developing relationship with BellSouth in the Southeast and with its new relationship with Verizon in the Northeast. These relationships are and will continue to assist in the generation of more bundled access agreements for exclusive and bulk deployments of services.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company’s subscriber growth. The credit facility has a term of five years with interest payable monthly on the principal outstanding during the term. The credit facility is specially tailored to the Company’s needs by being divided into four $5 million increments with the interest rate per increment declining as principal is drawn from each increment. The Company is under no obligation to draw any increment beyond the first $5 million.

The Company’s previously executed Sales Teaming Agreement with BellSouth Corporation, to jointly market and deploy services to the residential MDU market in the BellSouth territory, is beginning to produce results. Under the Agreement, BellSouth and the Company are offering innovative bundles of voice, data and DIRECTV® programming packages specifically designed for the MDU market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents. BellSouth’s comprehensive portfolio of voice and data products, coupled with MDU Communications’ ability to deliver leading edge, innovative entertainment, will provide the multi-family market with one dependable source for the services that meet their needs. The Company believes that teaming with BellSouth, and mutually leveraging assets, in these southeastern states will accelerate the Company’s deployment of its video services and connect the Company’s footprint all along the eastern seaboard.

To assist its growth in the Northeast, the Company entered into a Sales Teaming Agreement with Verizon Services Corporation to jointly market and deploy a triple play of information and communication services to residential multi-dwelling unit properties in Verizon markets. Under this Sales Teaming Agreement, Verizon will offer voice and data services and MDU Communications will offer DIRECTV® digital satellite programming in packages specifically designed for owners and residents of apartments, condominiums, cooperatives and other multi-family properties. Again, this partnership will provide the Company with additional business opportunities in the Northeast.

Regarding other upcoming initiatives, the Company is still exploring the launch of a Voice over Internet Protocol (VoIP) beta trial during fiscal 2007, with the goal of beginning to bundle this service with the Company’s DIRECTV and broadband services in select markets for a true “triple play.” Additionally, the Company is exploring a number of acquisition opportunities that fit within its expansion plans for fiscal 2007.

STRATEGIC ALLIANCE WITH DIRECTV

In May of 2000, we entered into a long-term proprietary System Operator Agreement with DIRECTV. Under this agreement we are able to establish and maintain MDU distribution systems in non-rural states of the United States (as identified in the agreement) and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DIRECTV’s programming or broadcasting costs. On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, which replaced the System Operator Agreement previously executed by the Company, which was due to initially expire on May 19, 2005. The new agreement has an initial term of three years with two, two-year automatic renewal periods upon the Company’s achievement of certain subscriber growth goals, with an automatic extension of the entire agreement to coincide with the expiration date of the Company’s latest property access agreement. The Company executed an addendum to the September 29, 2003 System Operator Agreement effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber, a program offering that was specifically designed by DIRECTV for the multi-dwelling unit market.

Under the DIRECTV agreement, we may not solicit sales or provide equipment for any other direct-to-home digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. We are not, however, prohibited from contracting with other program providers in connection with our private cable services. During the fiscal year ended September 30, 2006, revenues from DIRECTV direct-to-home (“DTH”) were 23% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming. DIRECTV currently transmits via nine high power satellites and has plans to launch two additional satellites in 2007. We believe that DIRECTV’s extensive line up of pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite (“DBS”) subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

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

We believe that today’s MDU market offers us a very good business opportunity because:

•
Advances in communication and information technology have created demand for new state-of-the-art services such as digital satellite television, high definition television (HDTV), digital video recorders and bundled services.

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

COMPETITION

The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers, telecom providers and off-air broadcasters:

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

Traditional Telephone Companies.   Traditional telephone companies such as Verizon and AT&T have over the past year or so diversified their service offerings to compete with traditional franchised cable companies in a triple play market. Although their subscriber growth is currently very small, these traditional phone companies are developing video offerings such as Verizon’s FIOS product. These phone companies have in the past also been resellers of DIRECTV and Echostar video programming, however, rarely in the multi-dwelling unit market. In the future, video offerings from traditional phone companies may become a significant competitor in the MDU market.

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

EMPLOYEES

The Company had 104 employees, all full-time, as of September 30, 2006. None of the Company’s employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

INVESTOR INFORMATION

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

Item 1A.          Risk Factors

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2006, it has accumulated losses of $38,956,353. The Company does not expect to have profitable operations for several years, and it cannot assure that it will ever achieve or attain profitability. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

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

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV to install and maintain distribution systems in MDU properties. Under the Company’s agreement with DIRECTV, the Company may not maintain or market direct-to-home satellite broadcast services for others. Consequently, the Company is totally dependent upon DIRECTV for its set-top direct broadcast satellite programming. During the year ended September 30, 2006, revenues from DIRECTV were 23% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s contract with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the contract. Any such termination may have material affect on the Company’s business.

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

The Company is experiencing growth that could place a significant strain upon its management and operational systems and resources. Failure to manage the Company’s growth effectively could have a material adverse effect upon its business, results of operations and financial condition and could force it to halt its planned continued expansion, causing the Company to lose its opportunity to gain significant market share. The Company’s ability to compete effectively as a provider of digital satellite television and high-speed Internet products and services and to manage future growth will require the Company to continue to improve its operational systems, its organization and its financial and management controls, reporting systems and procedures. The Company may fail to make these improvements effectively. Additionally, the Company’s efforts to make these improvements may divert the focus of its personnel.

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

The Company faces competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies, traditional phone companies and off-air broadcasters. Also, DIRECTV itself could corporately focus on MDUs. Other companies with substantially greater assets and operating histories could enter this market. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm the Company’s business.   The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect the Company’s business, results of operations and financial condition.

Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DBS providers is their ability to provide subscribers with more channels and a better quality digital signal than traditional analog cable television systems. Many cable television operators have made significant investments to upgrade their systems from analog to digital, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DBS providers. If competition from cable television operators or traditional phone companies should increase in the future, the Company could experience a decrease in its number of subscribers or increased difficulty in obtaining new subscriptions.

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

Corporate governance-related issues.

At present, the Company’s Chief Executive Officer, Sheldon Nelson, is also acting as the Company’s Chief Financial Officer. Because both the CEO and CFO positions are currently held by a single person, outside of the Board of Directors and the audit committee, no independent oversight of the CEO or the CFO function currently exist within the Company’s management structure. The Company intends to be timely Sarbanes-Oxley compliant for its internal controls and procedures by the end of fiscal 2008.

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

Provisions in the Company’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in the Company’s management. Pursuant to the Company’s certificate of incorporation the Company has a staggered Board of Directors whereby the directors are elected generally to serve three-year terms, are separated into three classes and each class is elected in a different year. The staggered Board of Directors may prevent or frustrate stockholder attempts to replace or remove current Board members as they will have to wait until each class of directors is up for election before the directors can be voted out of office. The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s Common Stock. The ability of the Board to issue preferred stock may prevent or frustrate shareholder attempts to replace or remove current management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s Common Stock.

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

The market price of the Company’s securities may be volatile and subject to wide fluctuations. If the Company’s revenues do not grow or grow more slowly than it anticipates, or, if operating or capital expenditures exceed its expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company’s securities could decline. If securities analysts alter their financial estimates of the Company’s financial condition it could affect the price of the Company’s securities. Some other factors that could affect the market price of the Company’s securities include announcements of new product or service offerings, technological innovations and competitive developments. In addition, if the market for stocks in the Company’s industry or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company’s securities could fall for reasons unrelated to its business, results of operations and financial condition. The market price of the Company’s stock also might decline in reaction to conditions, trends or events that affect other companies in the market for digital satellite television and high-speed Internet products and services even if these conditions, trends or events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

The Company may default on its revolving line of credit.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company’s subscriber growth. There are several terms of default set forth in the Loan and Security Agreement. Should the Company default on any of the terms, the balance owed under the Loan and Security Agreement may be accelerated and the Company may not have further access to the credit facility. In such a case, the Company may have to sell assets to repay the outstanding balance and scale back its growth considerably.

The public trading market for the Company’s Common Stock is limited and may not be developed or sustained.

There is a limited trading market for the Company’s Common Stock. The Common Stock has been traded under the symbol “MDTV” on the Over-The-Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed that it will be sustained.

Item 1B.          Unresolved Staff Comments

None.

Item 2.             Properties

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

We currently hold a lease for office and warehouse location in Chicago, Illinois for approximately 4,100 square feet that runs through September 30, 2008 at a monthly cost of $3,587 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for its office and warehouse location in Davie, Florida for approximately 2,000 square feet that runs through January 14, 2008 at a monthly cost of $2,394 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida metropolitan area.

In addition, we carry short term office/warehouse lease space in Rockville, Maryland, outside Washington, DC.

Item 3.             Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At September 30, 2006 and through the date of this filing, the Company was not a party to any litigation matter.

Item 4.             Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2004	$3.50	$2.46
March 31, 2005	$3.48	$2.43
June 30, 2005	$2.72	$1.95
September 30, 2005	$2.23	$1.35
December 31, 2005	$1.92	$1.39
March 31, 2006	$1.53	$1.15
June 30, 2006	$1.33	$0.88
September 30, 2006	$0.95	$0.50

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

 Holders

As of December 15, 2006, the Company had 123 holders of record of its shares of common stock, with an approximate total of 1,900 shareholders of its common stock.

Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its common stock in the foreseeable future.  Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends, except by the September 11, 2006 financing described later in this Report.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2006)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,602,072 shares	(1)	$1.81	691,994
Equity compensation plans not approved by security holders	0		0	0

(1)           2001 Stock Option Plan, approved by the shareholders on May 10, 2001, see Note 4 to Consolidated Financial Statements, contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 common shares.

Recent Sales of Unregistered Securities

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company’s subscriber growth. In connection therewith, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company’s Common Stock at an exercise price of $0.82 per share and issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The Company issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants are subject to a  Registration Rights Agreement that provides for demand registration within one hundred thirty five days and a four (4%) percent penalty if not effective within that time period. Thereafter, the penalty accrues at two (2%) percent per thirty days until effective registration or one year, whichever is earlier. The warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as these entities are “accredited investors” as such term is defined in Rule 501 of said Regulation D. Through the date of this filing, these warrants have not been registered or exercised and therefore there are no proceeds.

Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

The following table sets forth certain of our historical consolidated financial data for the five years ended September 30, 2006. The selected consolidated financial data should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included elsewhere in this document.

	Years Ended September 30,
	2006	2005	2004	2003	2002
Consolidated Statements Of Operations Data:
Revenue	$13,366,205	$9,142,228	$4,490,235	$4,124,394	$3,015,709
Operating Expenses (1)	21,480,612	14,778,568	10,725,947	6,033,043	5,174,386
Other Income (Expenses) (2)	103,353	955,902	(2,705,423)	(209,058)	(829,389)
Net Loss	$(8,011,054)	$(4,680,438)	$(8,941,135)	$(2,117,707)	$(2,988,066)
Basic And Diluted Loss Per Common Share (3)	$(0.16)	$(0.10)	$(0.24)	$(0.09)	$(0.16)
Weighted Average Common Shares Outstanding	50,204,409	48,479,204	37,607,929	22,788,924	18,384,874

Consolidated Balance Sheet Data:
Total Assets	$27,169,019	$29,260,416	$15,696,476	$6,393,961	$6,447,227
Long Term Debt (4)	3,921,574	266,037	107,895	181,374	1,068,967
Total Liabilities	7,250,913	3,511,154	1,925,612	1,950,761	3,127,416
Total Stockholders’ Equity	19,918,106	25,749,262	13,770,864	4,443,200	3,319,811

1)
Operating expenses include noncash charges. Additionally, the Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the year ended September 30, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company recognized stock-based compensation expense for the year ended September 30, 2006 of $1,048,856 based upon the fair value at the grant dates (all of which were prior to October 1, 2005) for outstanding awards to employees using the fair value originally calculated for pro forma disclosure purposes under SFAS 123 amortized over the requisite vesting period.

2)
For the years ended September 30, 2004, 2003 and 2002, interest expense included cashless transactions for the issuance of warrants and for the conversion of notes payable into common stock for principal and interest. Other income (expense) for fiscal 2004 includes a $2,755,115 charge for variable options.

3)
Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied. The Company has had a net loss in each period and, accordingly, the effect of assuming the exercise of options and warrants would be anti-dilutive.

4)
On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company's subscriber growth. The outstanding balance for the year ended September 30, 2006 is $3,879,569.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those indicated in the forward-looking statements. The discussion below should be read together with the risks to our business as described in Item 1A - Risk Factors.

OVERVIEW

The Company earns its revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs. It negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”). The DBS service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV programming packages.  From the DBS offerings the Company receives the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price the Company charges subscribers for the private cable programming package. The Company provides the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to as either Bulk DTH, Bulk PC, Bulk Choice Advantage (“BCA”) or Bulk ISP type subscribers in the Company’s periodic filings. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk.

RESULTS OF OPERATIONS

The Company continued along a strong growth curve for fiscal 2006. It reports revenue for the year ended September 30, 2006 of $13,366,205, an increase of 46% over the prior fiscal year. For the year ended September 30, 2006, the Company reports negative earnings before interest, taxes, depreciation, amortization and noncash stock option charges (“EBITDA”) of $1,447,923, however, the Company realized positive EBITDA of $149,155 in the fourth fiscal quarter ended September 30, 2006. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net loss of - in the Company’s case - interest, depreciation, amortization and non cash charges related to its warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Years Ended September 30,
	2006	2005	2004
EBITDA	$(1,447,923)	$(767,947)	$(561,580)
Interest expense	(25,556)	(7,771)	(2,755,115)
Provision for doubtful accounts	(107,044)	(63,658)	(131,739)
Provision for inventory reserve	(57,977)	(69,821)	—
Depreciation and amortization	(4,391,640)	(3,055,287)	(1,620,164)
Effect of shares and warrants issued for termination of professional service agreement	—	(270,200)	—
Effect of cancellation of shares and warrants issued for termination of professional service agreement	—	426,041	—
Effect of variable accounting for option plans	—	(271,885)	(2,801,682)
Share-based compensation expense - employees	(1,048,856)	—	—
Compensation expense for issuance of common stock through employee stock purchase plan	(50,290)	—	—
Compensation expense for issuance of common stock for employee bonuses	(99,833)	—	—
Compensation expense for issuance of common stock for employee wages	(83,634)	—	—
Compensation expense accrued to be settled through the issuance of common stock	(299,907)	—	—
Share-based compensation expense - nonemployees	(398,394)	(599,910)	(1,070,855)
Net Loss	$(8,011,054)	$(4,680,438)	$(8,941,135)

The Company added 1,569 billable subscribers during the fourth quarter, an increase over the 358 net subscribers added in the third quarter. The Company experienced a 26% increase in its subscriber base during fiscal 2006, from 37,124 total subscribers as of September 30, 2005 to 46,653 total subscribers as of September 30, 2006. The Company’s ARPU, defined as the average revenue from all revenue sources divided by the number of subscribers, was $26.54 at September 30, 2006. The Company’s ARPU is expected to increase in fiscal 2007 as the conversion of private cable systems to bulk or BCA DIRECTV services continues and as bulk rates increase per the terms of the Company’s access agreements. DIRECTV has been providing certain equipment and marketing assistance to the Company’s effort of converting properties from traditional private cable to DIRECTV programming. These incentives will continue through at least December 31, 2006. A breakdown of the Company’s subscriber base as of September 30, 2006 is as follows:

Service Type	Subscribers as of Sept 30, 2005	Subscribers as of Dec. 31, 2005	Subscribers as of March 31, 2005	Subscribers as of June 30, 2006	Subscribers as of Sept. 30, 2006
Bulk DTH	5,470	6,213	7,226	7,830	8,475
DTH Choice / Exclusive	6,860	7,498	7,857	7,703	8,095
Bulk PC	16,587	16,894	18,011	17,778	17,596
PC Choice / Exclusive	1,399	1,318	1,303	1,230	1,240
Bulk Choice Advantage	2,941	3,689	4,627	4,818	5,334
Bulk ISP	1,823	2,267	3,116	3,100	3,118
ISP Choice / Exclusive	2,044	2,392	2,586	2,625	2,795
Total Subscribers	37,124	40,271	44,726	45,084	46,653

As of September 30, 2006, the Company had 58 properties and 29,062 units in work-in-progress (“WIP”). Of the current WIP, 13,469 are in new construction properties and 15,593 are in existing conversion properties. The Company’s breakdown of WIP units by type of service in the new construction area are as follows: (i) DIRECTV (Bulk DTH) 1,325; (ii) DIRECTV (DTH Choice/Exclusive) 4,743; (iii) DIRECTV BCA Program (Bulk Choice Advantage) 1,564; (iv) Private Cable (Bulk PC) 231; (v) Private Cable (PC Choice/Exclusive) 1,493; (vi) Internet (Bulk ISP) 982; and, (vii) Internet (ISP Choice/Exclusive) 3,131. The Company’s breakdown of WIP units by type of service in the existing conversion properties are as follows: (i) DIRECTV (Bulk DTH) 1,701; (ii) DIRECTV (DTH Choice/Exclusive) 6,325; (iii) DIRECTV BCA Program (Bulk Choice Advantage) 668; (iv) Private Cable (Bulk PC) 0; (v) Private Cable (PC Choice/Exclusive) 1,642; (vi) Internet (Bulk ISP) 0; and, (vii) Internet (ISP Choice/Exclusive) 5,257. The Company defines its WIP as the number of units in properties where construction has begun on a signed access agreement property through the conclusion of a phase in schedule or a marketing campaign, at which time the property exists WIP. WIP is not reduced by the number of units turned billable during any given quarter.

As of September 30, 2006, the Company had 9,105 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. Under contract is defined in actual potential subscribers, not as units. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of September 30, 2006:	3,249	843	2,148	6,240
Existing conversion “under contract” subscribers as of September 30, 2006:	666	598	1,601	2,865
Total “under contract” subscribers:	3,915	1,441	3,749	9,105

The Company continues to concentrate its efforts on bulk and exclusive type service deployments. Bulk contracts (both video, Internet or an increasingly popular bundle of the two services) provide guaranteed long term revenue streams that support regional operations, which in turn, drive future subscriber growth. The Company’s emphasis on developing this market segment has resulted in a 64% increase in Bulk DTH and Bulk Choice Advantage (BCA) subscriber growth and a 53% increase in broadband subscriber growth over the past fiscal year. The Company will continue to focus on bulk deployments in fiscal 2007, however, its growing presence in the Southeast and Mid-Atlantic is also expected to generate a significant number of exclusive type access agreements. Property owners seeking choice or non-exclusive competitive services are generally being provided proposals that include the owner paying for all or part of the system installation. The Company believes that this strategy serves two important purposes, first, it funds certain capital costs, and second, it provides owners with an incentive to support the Company’s marketing efforts in the properties as the owners may receive a share of the earned revenue. Collectively, this emphasis on service types should positively impact ARPU, EBITDA, subscriber growth and the Company’s subscriber penetration rates, while maintaining or reducing its subscriber acquisition capital costs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Year Ended September 30, 2006		Year Ended September 30, 2005		Change ($)	Change (%)
REVENUE	$13,366,205	100%	$9,142,228	100%	$4,223,977	46%
Direct costs	5,307,770	40%	3,582,407	39%	1,725,363	48%
Sales expenses	1,629,228	12%	1,963,127	22%	(333,899)	-17%
Customer service and operating expenses	4,762,336	36%	2,858,881	31%	1,903,455	67%
General and administrative expenses	5,389,638	40%	3,318,866	36%	2,070,772	62%
Depreciation and amortization	4,391,640	33%	3,055,287	34%	1,336,353	44%
OPERATING LOSS	(8,114,407)	-61%	(5,636,340)	-62%	(2,478,067)	44%
Total other income, net	103,353	1%	955,902	10%	(852,549)	-89%
NET LOSS	$(8,011,054)	-60%	$(4,680,438)	-52%	$(3,330,616)	71%

Net Loss.     Primarily as a result of the matters discussed below, we reported a net loss of $8,011,054 for the year ended September 30, 2006, compared to a net loss of $4,680,438 for the year ended September 30, 2005.

Revenues.    Revenue for the year ended September 30, 2006 increased 46% to $13,366,205 compared to revenue of $9,142,228 for the year ended September 30, 2005. The revenue increase is directly attributable to the (i) 26% increase in the number of subscribers between the two periods, (ii) product shift to subscribers that produce higher recurring revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  Revenue for the years ended September 30, 2006 and 2005 was derived, as a percent, from the following sources:

	2006	2005
Private Cable Programming Revenue	29%	41%
DTH Programming Revenue and Subsidy	54%	47%
Internet Access Fees	11%	8%
Installation Fees, Wiring and other Sales	6%	4%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. This emphasis is expected to continue in fiscal 2007.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $5,307,770 for the year ended September 30, 2006, as compared to $3,582,407 for the year ended September 30, 2005, primarily as a result of the increase in the number of subscribers over the twelve months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers in 2007 and convert certain private cable subscribers to DIRECTV services, therefore, direct costs as a percentage of revenue are expected to decline.

Sales Expenses.  Sales expenses were $1,629,228 and $1,963,127 for the years ended September 30, 2006 and 2005, respectively. This is a significant (10%) reduction in expense as a percent of revenue. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing, however, with the increase in revenue and certain expenses being fixed, we anticipate a decline in sales expense as a percent of revenue into 2007.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,762,336 and $2,858,881 for the years ended September 30, 2006 and 2005, respectively, a 5% increase as a percent of revenues. This increase is primarily the result of (i) the 26% increase in number of subscribers the Company serviced during these time periods, (ii) the utilization of contractors in new regions to assist with service, maintenance and project management, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reduction initiatives implemented to achieve positive EBITDA are expected to reduce the expenses as a percentage of revenue from its current level in fiscal 2007. A breakdown of customer service and operating expenses is as follows:

	Year Ended September 30, 2006		Year Ended September 30, 2005
Call center expenses	$1,718,168	36%	$1,054,807	37%
General operation expenses	1,388,743	29%	787,364	28%
Property system maintenance expenses	1,655,425	35%	1,016,710	35%
	$4,762,336	100%	$2,858,881	100%

We expect an increase in customer service and operating expenses with achieved subscriber growth during 2007. As with the sales expense, certain expenses are fixed and as a result, the customer service and operating expense as a percent of revenue is expected to decline in 2007.

General and Administrative Expenses.    General and administrative expenses increased to $5,389,638 from $3,318,866 for the years ended September 30, 2006 and 2005, respectively.  Of the general and administrative expenses for the years ended September 30, 2006 and 2005, the Company had total noncash charges included of $2,099,706 and $849,433, respectively, described below:

	Years Ended September 30,
	2006	2005
Total general and administrative expense	$5,389,638	$3,318,866

Noncash charges:
Share based compensation - nonemployees (1)	398,394	599,910
Share based compensation - employees (1)	1,048,856	—
Effect of variable accounting for stock options	—	271,885
Effect of issuance of common stock in exchange for termination of agreement	—	270,200
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(426,041)
Excess discount for the issuance of stock under stock purchase plan	50,290	—
Issuance of common stock for bonuses	99,833	—
Issuance of common stock for wages	83,634	—
Provision for compensation expense settled through the issuance of common stock	253,678	—
Bad debt provision	107,044	63,658
Inventory provision	57,977	69,821
Total noncash charges	2,099,706	849,433
Total G&A net of noncash charges	$3,289,932	$2,469,433
G&A expense, net of noncash charges, as a percent of revenue	25%	27%

(1)
Effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized noncash share-based compensation expense for employees of $1,048,856 based upon the fair value at the grant dates for awards to employees for the year ended September 30, 2006 amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 24 months is approximately $1,100,000.

Excluding $2,099,706 and $849,433 in noncash charges from the years ended September 30, 2006 and 2005, respectively, general and administrative expenses were $3,289,932 (25% of revenue), compared to $2,469,433 (27% of revenue). Although we anticipate general and administrative expense to increase, general and administrative expense should decrease as a percent of revenue in fiscal 2007.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $3,055,287 during the fiscal year ended September 30, 2005 to $4,391,640 during the fiscal year ended September 30, 2006.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over the prior period.

Other Income, Net. On May 31, 2005, we sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale of the customers and the related property and equipment was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (see Note 7 to the Consolidated Financial Statements). On November 8, 2004, we sold 102 subscribers to Comcast of Maryland, Inc. for $183,600. The total gain on the sale of customers and the related property and equipment was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316 (see Note 7 to the Consolidated Financial Statements). The Company did not sell any subscribers in fiscal 2006.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	Year Ended September 30, 2005		Year Ended September 30, 2004		Change ($)	Change (%)
REVENUE	$9,142,228	100%	$4,490,235	100%	$4,651,993	104%
Direct costs	3,582,407	39%	1,391,464	31%	2,190,943	157%
Sales expenses	1,963,127	22%	884,523	20%	1,078,604	122%
Customer service and operating expenses	2,858,881	31%	1,268,694	28%	1,590,187	125%
General and administrative expenses	3,318,866	36%	5,561,102	124%	(2,242,236)	-40%
Depreciation and amortization	3,055,287	34%	1,620,164	36%	1,435,123	89%
OPERATING LOSS	(5,636,340)	-62%	(6,235,712)	-139%	599,372	-10%
Total other income (expenses), net	955,902	10%	(2,705,423)	-60%	3,661,325	-135%
NET LOSS	$(4,680,438)	-52%	$(8,941,135)	-199%	$4,260,697	-48%

Net Loss.     Primarily as a result of the matters discussed below, we reported a net loss of $4,680,438 for the year ended September 30, 2005, compared to a net loss of $8,941,135 for the year ended September 30, 2004.

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

Customer Service Expenses.    Customer service expenses consist mainly of call center, general operations and property and customer technical services. Customer service expenses were $2,858,881 for the year ended September 30, 2005 compared to $1,268,694 for the year ended September 30, 2004. This increase is primarily the result of a 50% increase in our subscriber base over last year as well as providing better service and positioning the Company to continue to expand its services to a larger subscriber base in the future. A breakdown of customer service and operating expenses is as follows:

	Year Ended September 30, 2005		Year Ended September 30, 2004
Call center expenses	$1,054,807	37%	$639,589	51%
General operation expenses	787,364	28%	360,459	28%
Property system maintenance expenses	1,016,710	35%	268,646	21%
	$2,858,881	100%	$1,268,694	100%

General and Administrative Expenses.    General and administrative expenses decreased to $3,318,866 in 2005 from $5,561,102 in the year ended September 30, 2004. The decrease is primarily the result of noncash charges of $4,004,276 in 2004 decreasing to $849,433 in 2005. The noncash charges for fiscal 2005 and 2004 are set forth below:

	Years Ended September 30,
	2005	2004
Total general and administrative expense	$3,318,866	$5,561,102

Noncash charges:
Share based compensation - nonemployees	599,910	757,815
Effect of issuance of common stock, options and warrants in exchange for services	—	313,040
Effect of variable accounting for stock options	271,885	2,801,682
Effect of issuance of common stock in exchange for termination of agreement	270,200	—
Effect of cancellation of common stock and warrants in exchange for termination of agreement	(426,041)	—
Bad debt provision	63,658	131,739
Inventory provision	69,821	—
Total noncash charges	849,433	4,004,276
Total G&A net of noncash charges	$2,469,433	$1,556,826
G&A expense, net of noncash charges, as a percent of revenue	27%	35%

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

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,620,164 during the fiscal year ended September 30, 2004 to $3,055,287 during the fiscal year ended September 30, 2005.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over the prior period.  There was no noncash interest expense for the year ended September 30, 2005, as compared to $2,735,796 associated with the amortization of deferred finance costs and debt discount from warrants issued and charges to interest expense from the cashless exercise of warrants by investors for the year ended September 30, 2004.

Other Income (Expense), Net. On May 31, 2005, we sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale of the customers and the related property and equipment was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (see Note 7). On November 8, 2004, we sold 102 subscribers to Comcast of Maryland, Inc. for $183,600. The total gain on the sale of customers and the related property and equipment was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316 (see Note 7 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2006, 2005 and 2004, we recorded a net loss of $8,011,054, $4,680,438 and $8,941,135, respectively. We had negative cash flows from operating activities of $1,992,912, $852,929 and $744,693 during the years ended September 30, 2006, 2005 and 2004, respectively. At September 30, 2006, we had an accumulated deficit of $38,956,353.

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Financing”) to fund the Company's subscriber growth. The Financing was specifically designed to provide a permanent funding solution to the Company’s subscriber growth capital requirements. The $20 million debt Financing (subject to a borrowing base) is a non-amortizing five year term facility. The size of the Financing facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings in fiscal 2007, despite the availability of more capital through an increasing borrowing base.

The Financing is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Financing contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Financing has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into four $5 million increments. The Company is under no obligation to draw any increment beyond the first $5 million nor is it obligated to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. The Company is under no obligation to draw any increment beyond the first $5 million. However, the Financing requires that to access funds above $10 million that the Company comply with a quarterly covenant of positive EBITDA and maintain certain subscriber growth rates. As of September 30, 2006, we had $3,879,569 outstanding under the Financing which is due on September 11, 2011.

The Financing also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

Cash Position.    At September 30, 2006, we had cash and cash equivalents of $3,238,939 compared to $9,358,021 at September 30, 2005.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company's subscriber growth, described above.

Due to our cash position as of the year ended September 30, 2006, primarily from the Financing, we believe that the Company has adequate financial resources to fund operations. However, this is a capital-intensive business and any increased rate of growth may require the Company to exceed the initial $5 million increment of the $20 million revolving credit facility during fiscal 2007.

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

Operating Activities.     Our operations used net cash of $1,992,912, $852,929 and $744,693 for the years ended September 30, 2006, 2005 and 2004, respectively. Net cash used from operating activities included a $169,614, $1,168,015 and $44,769 increase in our accounts payable and accrued liabilities during the years ended September 30, 2006, 2005 and 2004, respectively. Additionally, during the years ended September 30, 2006, 2005 and 2004 the net increase in accounts receivable was $186,825, $687,404 and $618,957, respectively.  Our net losses of $8,011,054, $4,680,438 and $8,941,135 for the years ended September 30, 2006, 2005 and 2004, were significantly offset by net noncash charges associated primarily with depreciation and amortization and other non-cash charges associated with stock options and warrants of $6,245,083, $3,904,720 and $5,624,440 for the same periods.

Investing Activities.    During the year ended September 30, 2006, we purchased $7,549,353 of equipment relating to subscriber additions and paid $42,864 for the acquisition of other intangible assets.

During the year ended September 30, 2005, we purchased $11,402,476 of equipment relating to subscriber additions and paid $390,600 for the acquisition of other long-term assets. Additionally, we received $1,232,648 in proceeds from the sale of 549 subscribers in AvalonBay properties, which had been part of a joint venture. The Company purchased AvalonBay's interest in the Joint Venture on July 28, 2003. The Company's gain on the sale of these private cable systems, after expenses, was $715,696.

During the year ended September 30, 2004, we purchased $2,132,351 of equipment relating to subscriber additions during the period and for future periods and paid $319,232 for the acquisition of new subscribers. Specifically, (i) on June 1, 2004, we purchased $819,159 in equipment and $1,695,841 for the acquisition of subscribers from Chicago based Direct Satellite, Inc. for a total of $2,500,000 in cash, and (ii) on September 20, 2004, we purchased $102,921 in accounts receivable, assumed (37,500) in liabilities, $779,121 in equipment and $611,249 for the acquisition of subscribers from PCM Acquisitions Corporation for a total of $1,500,000.

Financing Activities.  During the year ended September 30, 2006, we used $68,915 for capital lease obligations and $45,459 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $166,533. Regarding equity financing activities, we (i) issued 350,000 shares of common stock upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500, (ii) received $41,718 in proceeds which resulted in the issuance of 35,958 shares of common stock through the Employee Stock Purchase Plan, (iii) issued 50,136 shares of common stock upon the exercise of options, which resulted in net proceeds to the Company of $16,544, (iv) entered into a Financing for a senior secured $20,000,000 revolving five year credit facility and received $3,879,569 in proceeds, and (v) incurred $444,910 in deferred finance costs.

During the year ended September 30, 2005, we used $73,532 and $3,694 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $35,368 and received proceeds of $200,000 from the issuance of a note payable to Wachovia Bank.  Regarding equity financing activities, we (i) issued 449,667 shares of common stock upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $448,958, (ii) issued 1,004,104 common shares upon the exercise of options, which resulted in net proceeds to the Company of $409,772, (iii) issued 18,040 shares of common stock through the Employee Stock Purchase Plan, which resulted in net proceeds of $38,708, and (iv) closed a $16,250,000 private equity placement financing for net proceeds of $15,045,444.

During the year ended September 30, 2004, we used $91,721 for the repayment of certain notes payable and converted one trade account payable in the total amount of $19,367 into a short term note payable.  Regarding equity financing activities, (i) issued 78,314 shares of common stock in connection with conversion of notes payable and accrued interest thereon in the amount of $25,844, (ii) issued 103,353 shares of common stock for accrued salaries of $79,134, (iii) issued 42,703 shares of common stock through the Employee Stock Purchase Plan, which resulted in net proceeds of $41,531, (iv) issued 40,135 shares of common stock with a fair value of $28,094 as settlement of a trade accounts payable, (v) issued 7,997,067 common shares upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $2,586,326, (vi) issued 1,091,069 common shares upon the exercise of options, which resulted in net proceeds to the Company of $606,100, and (viii) warrants to purchase 950,000 common shares were exercised pursuant to cashless provisions with 821,971 shares being issued and 128,029 warrants cancelled in exchange for the exercise price.

On November 24, 2003, the Company closed on the sale of 22 units in a private placement pursuant to a Confidential Offering Memorandum, with each unit consisting of 100,000 common shares and 50,000 warrants to purchase common shares.  The price of the common shares and the exercise price of the warrants to purchase common shares were set as of the offering date at $1.50 and $1.75 per share, respectively, for $3,300,000 in net proceeds to the Company.

On May 27, 2004, the Company closed a private placement of its securities pursuant to a Confidential Offering Memorandum of 1,314,532 units with each unit consisting of two common shares and one three-year warrant to purchase common shares. The price of the common shares and the exercise price of warrants to purchase common shares were set as of the offering date at $2.10 and $2.46 per share, respectively. The Company received net proceeds of $5,049,613 and issued 2,629,064 common shares at effectively $2.10 per share and 1,314,532 warrants to purchase common shares.

Working Capital.   As of September 30, 2006 and 2005, we had working capital of $2,063,075 and $7,784,821, respectively. The Financing discussed earlier provided $3,879,569 in proceeds towards working capital.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our satellite television and Internet systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Capital Requirements.     We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the September 11, 2006 Financing become unavailable to us, there is no guarantee that we will be able to sustain an increasing rate of growth.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITTMENTS

As of September 30, 2006, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Capital leases (equipment):	$167,349	$79,306	$88,043	$-
Operating leases	791,092	334,414	456,678	-
Notes payable	150,847	48,732	102,115	-
Loan agreement	3,879,569	-	-	3,879,569
Total contractual obligations	$4,988,857	$462,452	$646,836	$3,879,569

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

In late December 2004, the Company executed an addendum to the September 29, 2003 System Operator Agreement with DIRECTV, Inc. effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is recognized in conjunction with the depreciation of the related equipment over seven years.

Allowance for doubtful accounts:

We provide an allowance for doubtful accounts equal to the estimated collection losses based on our historical experience coupled with a review of the current status of existing receivables. Any significant variations in our historical experience or status of our existing accounts receivable could have a material impact on our statement of operations.

Fair value of equity instruments:

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the year ended September 30, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Options issued to Employees” and provided proforma information as if a fair value based method had been used to determine the cost of options and that the cost was amortized over the vesting period of the options. We estimated the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the historical and proforma fair values of options and warrants using the Black-Scholes option pricing model, we used the following assumptions in the year ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	52%	76%	68%
Risk-free interest rate	4.72%	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5	1 to 5
Expected dividends	0%	0%	0%

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

Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2006 and 2005.

Valuation of long-lived assets:

We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2006, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which revised SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to financial statements of prior periods’ for a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2006 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2006, 2005 and 2004, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results and cash flows are subject to minor fluctuations from changes in foreign currency exchange rates and interest rates.

We maintain relationships with certain suppliers in Canada. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company's financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit's functional currency. A 10% adverse change in the underlying foreign currency exchange rates would not have a material impact to our financial condition. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a line of credit to provide for a portion of its financing needs. At September 30, 2006, the balance outstanding under this arrangement was $3,879,569. Interest costs would increase by approximately $39,335, annually, for each percentage point increase in the rate of interest on this credit facility, assuming current balances.

Our interest income is immaterially exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes, which we hold on an available-for-sale basis. We have not entered into derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2006 and 2005, and their results of operations and cash flows for each of the years in the three year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended September 30, 2006.

/s/ J. H. Cohn LLP
Roseland, New Jersey November 22, 2006

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2006 and 2005

	September 30, 2006	September 30, 2005
ASSETS
CURRENT
Cash and cash equivalents	$3,238,939	$9,358,021
Accounts receivable- trade, net of an allowance of $162,402 and $151,045	1,642,179	1,562,398
Prepaid expenses and deposits	387,812	200,345
TOTAL CURRENT ASSETS	5,268,930	11,120,764

Telecommunications equipment inventory, net of reserve of $0 and $69,821	906,448	963,081
Property and equipment, net of accumulated depreciation of $8,384,705 and $4,954,301	18,719,922	14,435,784
Intangible assets, net of accumulated amortization of $3,241,154 and $2,279,918	1,822,415	2,740,787
Deferred financing costs, net of accumulated amortization of $7,415	451,304	—
TOTAL ASSETS	$27,169,019	$29,260,416

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,131,462	$1,196,504
Other accrued liabilities	1,348,999	1,114,343
Current portion of deferred revenue	597,356	934,270
Current portion of note payable	48,732	45,670
Current portion of capital lease obligations	79,306	45,156
TOTAL CURRENT LIABILITIES	3,205,855	3,335,943

Deferred revenue, net of current portion	251,522	—
Credit line borrowing, net of debt discount	3,603,378	—
Note payable, net of current portion	102,115	150,636
Capital lease obligations, net of current portion	88,043	24,575
TOTAL LIABILITIES	7,250,913	3,511,154

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 50,462,121 and 49,812,922 shares issued and outstanding	50,462	49,815
Additional paid-in capital	58,823,997	57,194,221
Unearned compensation	—	(549,475)
Accumulated deficit	(38,956,353)	(30,945,299)
TOTAL STOCKHOLDERS’ EQUITY	19,918,106	25,749,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,169,019	$29,260,416

See accompanying notes to the consolidated financial statements

 MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2006, 2005 and 2004

	For the years ended September 30,
	2006	2005	2004
REVENUE	$13,366,205	$9,142,228	$4,490,235

OPERATING EXPENSES
Direct costs	5,307,770	3,582,407	1,391,464
Sales expenses	1,629,228	1,963,127	884,523
Customer service and operating expenses	4,762,336	2,858,881	1,268,694
General and administrative expenses	5,389,638	3,318,866	5,561,102
Depreciation and amortization	4,391,640	3,055,287	1,620,164
TOTALS	21,480,612	14,778,568	10,725,947

OPERATING LOSS	(8,114,407)	(5,636,340)	(6,235,712)

Other income (expense)
Gain on sale of customers	—	715,696	—
Gain on settlement of accounts payable	—	15,190	33,840
Interest income	128,909	232,787	48,033
Interest expense	(25,556)	(7,771)	(2,755,115)
Other	—	—	(32,181)
NET LOSS	$(8,011,054)	$(4,680,438)	$(8,941,135)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.16)	$(0.10)	$(0.24)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,204,409	48,479,204	37,607,929

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2006, 2005 and 2004

	Common stock		Additional paid-in	Unearned	Accumulated
	Shares	Amount	capital	compensation	deficit	Total
Balance October 1, 2003	27,751,479	$27,750	$21,822,509	$(83,333)	$(17,323,726)	$4,443,200
Conversion of notes payable and accrued interest	78,314	79	25,765			25,844
Issuance of common stock for accrued compensation	103,353	103	79,031			79,134
Issuance of common stock for compensation	182,190	182	413,284	(405,626)		7,840
Issuance of common stock as settlement of accounts payable	40,135	40	28,054			28,094
Issuance of common stock in exchange for services	100,000	100	229,900			230,000
Issuance of common stock and warrants in connection with private placement	4,829,064	4,829	8,344,785			8,349,614
Effect of variable accounting for options			2,801,682			2,801,682
Issuance of common stock for warrants exercised, including effects of cashless exercises	7,997,067	7,998	5,299,477			5,307,475
Issuance of common stock for options exercised, including effects of cashless exercises	1,091,069	1,092	605,009			606,101
Issuance of common stock, options and warrants in exchange for services	500,000	500	2,473,400	(2,398,700)		75,200
Amortization of unearned compensation				757,815		757,815
Net loss					(8,941,135)	(8,941,135)
Balance, October 1, 2004	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864
Issuance of common stock for accrued compensation	18,040	18	38,690			38,708
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	449,667	450	448,508			448,958
Issuance of common stock for options exercised	1,004,104	1,006	408,766			409,772
Effect of variable accounting for options			271,885			271,885
Issuance of common stock in exchange for termination of agreements	105,000	105	468,595	(198,500)		270,200
Cancellation of common stock and warrants in exchange for termination of agreements	(500,000)	(500)	(1,604,500)	1,178,959		(426,041)
Amortization of unearned compensation				599,910		599,910
Net loss					(4,680,438)	(4,680,438)
Balance, October 1, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262
Effect of adoption of SFAS 123R				549,475		549,475
Issuance of common stock for accrued compensation	162,678	161	175,481			175,642
Issuance of common stock for employee bonuses	86,385	86	99,747			99,833
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Issuance of common stock for options exercised	50,136	50	16,494			16,544
Issuance of warrants in connection with credit line agreement			290,000			290,000
Share-based compensation - employees			1,048,856			1,048,856
Share-based compensation credit - nonemployees			(87,952)			(87,952)
Net loss					(8,011,054)	(8,011,054)
Balance, September 30, 2006	50,462,121	$50,462	$58,823,997	$—	$(38,956,353)	$19,918,106

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years ended September 30, 2006, 2005 and 2004

	For the years ended September 30,
	2006	2005	2004
OPERATING ACTIVITIES
Net loss	$(8,011,054)	$(4,680,438)	$(8,941,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	107,044	63,658	131,739
Inventory provision	57,977	69,821	—
Depreciation and amortization	4,391,640	3,055,287	1,620,164
Share-based compensation expense - employees	1,048,856	—	—
Share-based compensation expense - nonemployees	398,394	599,910	757,815
Effect of variable accounting for stock options	—	271,885	2,801,682
Effect of issuance of common stock, options and warrants in exchange for services	—	—	313,040
Effect of issuance of common stock in exchange for termination of agreement	—	270,200	—
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(426,041)	—
Charge to interest expense for amortization of deferred financing costs and debt discount	7,415	—	14,645
Charge to interest expense from cashless exercise of warrants by lenders	—	—	2,721,151
Compensation expense for issuance of common stock through employee stock purchase plan	50,290	—	—
Compensation expense for issuance of common stock for employee bonuses	99,833	—	—
Compensation expense for issuance of common stock for employee services	83,634	—	—
Gain on settlement of accounts payable	—	(15,190)	(33,840)
Gain on sale of customers	—	(715,696)	—
Changes in operating assets and liabilities:
Accounts receivable	(186,825)	(687,404)	(618,957)
Prepaid expenses and deposits	(124,338)	(101,511)	364,480
Accounts payable	(65,043)	602,579	157,866
Other accrued liabilities	234,657	565,436	(113,097)
Deferred revenue	(85,392)	274,575	79,754
Net cash used in operating activities	(1,992,912)	(852,929)	(744,693)
INVESTING ACTIVITIES
Purchase of property and equipment	(7,549,353)	(11,402,476)	(2,132,351)
Proceeds from sale of customers and property and equipment	—	1,232,648	—
Acquisition of intangible assets	(42,864)	(390,600)	(319,232)
Acquisition of Direct Satellite, Inc.	—	—	(2,515,000)
Acquisition of PCM Acquisitions Corp.	—	—	(1,455,691)
Net cash used in investing activities	(7,592,217)	(10,560,428)	(6,422,274)
FINANCING ACTIVITIES
Proceeds from credit line borrowings	3,879,569	—	—
Deferred financing costs	(444,910)	—	—
Proceeds from notes payable	—	200,000	—
Payments of notes payable	(45,459)	(3,694)	(91,721)
Proceeds from private placement of common stock and warrants	—	15,045,444	8,349,614
Proceeds from purchase of common stock through employee stock purchase plan	41,718	38,708	41,531
Proceeds from options exercised	16,544	409,772	606,100
Proceeds from warrants exercised	87,500	448,958	2,586,328
Payments of capital lease obligations	(68,915)	(73,532)	(126,938)
Net cash provided by financing activities	3,466,047	16,065,656	11,364,914
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,119,082)	4,652,299	4,197,947
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,358,021	4,705,722	507,775
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,238,939	$9,358,021	$4,705,722

	For the years ended September 30,
	2006	2005	2004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and accrued interest into 78,314 shares of common stock	$—	$—	$25,844

Issuance of 126,720, 0 and 60,650 shares, respectively, of common stock for accrued compensation	$133,924	$—	$37,603

Issuance of 40,135 shares of common stock as settlement of accounts payable	$—	$—	$28,094

Issuance of warrants in connection with credit line borrowing agreement	$290,000	$—	$—

Equipment acquired through capital lease obligations	$166,533	$35,368	$92,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$25,556	$7,771	$19,319

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.               BUSINESS

MDU Communications International, Inc. and its subsidiaries (the “Company”) provide delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties (“MDUs”) such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

2.               SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the significant accounting polices described below:

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments, valuation of deferred tax assets and potentially impaired long lived assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

Deferred Financing Costs and Debt Discount

Costs related to obtaining loans are presented as deferred financing costs on the consolidated balance sheet and amortized to interest expense using the straight-line method over the term of the related obligation. Debt discount is offset against the principal balance of the related loan and amortized using the interest method over the term of the related loan.

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

Intangible Assets

Intangible assets consist of acquired building access agreements and subscriber lists and are being amortized over their estimated useful lives of five years using the straight line method.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2006, 2005 and 2004.

Revenue Recognition

The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

The Company offers installation services to building owners and managers for the construction of wiring and installation of equipment to allow for telecommunications services, including the sale of related equipment. Revenue from the sale of equipment is recognized when title transfers, and installation revenue is recognized in the period that the services are performed when the amount of revenue is determinable and collection is reasonably assured.

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

On September 29, 2003, the Company entered into a new System Operator Agreement with DIRECTV, Inc. for the delivery of DIRECTV digital satellite programming. Under the new agreement, the upfront activation commission that the Company receives from DIRECTV for each new subscriber is paid to the Company based on “gross” subscriber additions in a given month. However, the Company must obtain an annual commitment from a subscriber for DIRECTV programming in order to receive the commission. The commission can be proportionally “charged back” by DIRECTV only if a subscriber disconnects within the annual commitment period. Because after twelve months no portion of the commission can be “charged back,” the Company recognizes this revenue ratably over one year.

In late December 2004, the Company executed an addendum to the above September 29, 2003 System Operator Agreement effective as of November 15, 2004. The new addendum provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The addendum also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is recognized in conjunction with the depreciation of the related equipment over seven years.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Loss Per Common Share

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the years ended September 30, 2006, 2005 and 2004, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2006, 2005 and 2004 the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the years ended September 30,
	2006	2005	2004
Warrants	6,298,885	5,648,885	4,226,348
Options	2,602,072	3,300,342	2,539,306
Potentially dilutive common shares	8,900,957	8,949,227	6,765,654

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2006, 2005 and 2004 and cumulative translation gains and losses as of September 30, 2006 and 2005 were not material.

Share-Based Compensation

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the year ended September 30, 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans under the intrinsic value method in accordance with APB 25 and provided pro forma information as if a fair value-based method had been used as further disclosed in Note 4. Under APB 25 and its related interpretations, employee stock options with cashless exercise provisions and options that had been re-priced were subject to variable accounting, pursuant to which the Company recognized a charge or credit to compensation expense for the increase or decrease in the excess of the market price of the Company’s stock over the exercise price of the option in each period.

In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable.

Stock-based compensation charges arising from options and warrants issued to non-employees are recorded in accordance with the consensus in Emerging Issues Tasks Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, over the service period. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable, revolving credit line borrowings and capital lease obligations at September 30, 2006 and 2005 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions.  At September 30, 2006, the Company has cash balances that exceed Federally insured limits. Accounts receivable from DIRECTV (see Note 6) at September 30, 2006 and 2005, represented 47% and 47%, respectively, of total trade accounts receivable. Revenues realized from DIRECTV represented 23%, 25% and 24% of total revenues in the years ended September 30, 2006, 2005 and 2004, respectively. Management believes the Company has an adequate allowance for potential losses from such concentration.

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

Other Recently Issued and Not Yet Effective Accounting Standards

In May 2005,the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to financial statements of prior periods for a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”), and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2006 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2006, 2005 and 2004, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

3.               DEBT AND CAPITAL LEASE OBLIGATIONS

Loan and Security Agreement

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility to fund the Company's subscriber growth.

The credit facility has a term of five years with interest only payable monthly on the principal outstanding. The credit facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw any increment beyond the first $5,000,000 nor is it obligated to draw an entire increment at one time. As of September 30, 2006, the Company has borrowed $3,879,596 under the credit line and must draw the entire first $5,000,000 by December 11, 2006. The outstanding principal is payable on September 11, 2011.

The Loan and Security Agreement calls for an immediate closing fee of 3.5% on the first $5,000,000 increment only, with closing and/or annual fees of 1% for the remaining three $5,000,000 increments as they are drawn. Morgan Joseph & Co. Inc., who acted as advisor and placement agent, will also receive a success fee of 2% as the increments close. The closing fee is included in deferred financing costs.

The credit facility borrowings are secured by the assets of the Company. The amount that the Company can draw from the credit facility is equal to the Company's borrowing base which, in large part, is determined by future revenue and costs accruing from the Company's access agreements. The borrowing base of the Company currently exceeds $20,000,000. The credit facility can be prepaid upon thirty days notice with a penalty of 4% to 1% of the outstanding principal balance depending on the prepayment timing.

To access the credit facility above $10,000,000, the Company must have positive Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, and 50,000 subscribers. To access the credit facility above $15,000,000, the Company must have positive EBITDA and 55,000 subscribers.

The Financing is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Financing contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Financing also includes certain events of default, including failure to make payment, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

In connection with the September 11, 2006 Loan and Security Agreement, on October 1, 2006 the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company's Common Stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the lenders are "accredited investors" as such term is defined in Rule 501 of said Regulation D. The relative fair value of the warrants of $290,000, at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in-capital and as debt discount which is a reduction of the carrying value of the credit line borrowing, and is being amortized using the interest method over the term of the related loan.

Capital Lease Obligations

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2009. Future minimum rental payments under capital leases and related information in years subsequent to September 30, 2006 is presented in the table below:

Year ending September 30,	Capital Lease
2007	$96,020
2008	86,042
2009	9,561
Total minimum payments	191,623
Less amount representing interest	24,274
Present value of net minimum payments	167,349
Less current portion	79,306
Long-term portion	$88,043

The net book value of equipment under capital leases as of September 30, 2006 and 2005 was $154,159 and $125,384, respectively, and is included in property and equipment.

Notes Payable

Notes payable under term loans outstanding as of September 30, 2006 consisted of the following:

	2006	2005
Wachovia Bank Note[a] - current portion	$48,732	$45,670
Wachovia Bank Note[a] - long term	102,115	150,636
Total	$150,847	$196,306
______________

(a)
On August 1, 2005, the Company entered into an unsecured Term Loan and Promissory Note Agreement with Wachovia Bank, National Association for $200,000. The note had a term of four years commencing September 1, 2005 with equal monthly payments of $4,719 of principal and interest at a fixed rate of 6.15% per annum through July, 2009.

Future principal payments for the notes payable in years subsequent to September 30, 2006 is presented in the table below:

Year ending September 30,	Notes Payable
2007	$48,732
2008	51,816
2009	50,299
Total	$150,847

4.               STOCKHOLDERS’ EQUITY

Preferred Shares

As of September 30, 2006, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2006 and 2005.

Common Stock Issued to Consultants

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of common stock and warrants for the purchase of 250,000 shares of common stock exercisable at $1.84 per share to each of PDI Communications Inc. (“PDI”) and B.A.A.M., LLC (“BAAM”) pursuant to an agreement executed on February 12, 2004 for future assistance over the next three years in establishing the Company's presence in the Southeast multi-dwelling unit market. The market value of the shares was $1,100,000 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The unearned compensation was being amortized to expense over three years.

On June 2, 2004, the Company issued 178,690 shares of common stock to Cablecom/Spacelink in return for future consulting services over the next two year period in establishing the Company’s presence in the Chicago multi-dwelling unit market. The market value of the shares was $405,626 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The fair value of the shares of common stock was amortized to expense over two years.

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

Suppliers’ Stock Option Plan (“Suppliers’ Plan”)

On December 31, 1998, the Company established a non-qualified Suppliers’ Stock Option Plan pursuant to which certain key suppliers of the Company were granted options on completion of specified activities. Under the terms of the Suppliers’ Plan, eligible suppliers earned options to purchase an aggregate of 250,000 common shares of the Company. As of September 30, 2003, all 250,000 options had been granted with terms of five years and exercise prices ranging from $1.50 to $2.00. During the year ended September 30, 2003, the Board repriced 50,000 of the supplier options from $1.50 per share to $0.33 per share. As a result of such repricing, the Company was subject to variable accounting for such options and, accordingly, recognized a non-cash charges of $6,797 and $118,750 during the years ended September 30, 2005 and 2004 based on changes in the fair value of the options subsequent to the date of repricing.

On February 13, 2004, 80,000, options at an exercise price of $0.60 were exercised, and 10,000 options at an exercise price of $0.60 were exercised each on February 23, 2004 and March 13, 2004, respectively. On March 1, 2004, 40,000 options and on March 26, 2004, 33,885 options each at an exercise price of $1.50 were exercised. On February 16, 2005, 50,000 options with an exercise price of $0.33 were exercised, and on March 17, 2005 the remaining 12,375 options at $1.75 and 13,740 options at $2.00 were exercised. As of March 17, 2005, all supplier options were exercised and there were no remaining options outstanding under the Suppliers’ Plan.

Employee Stock Option Plans (“Employee Plans”)

On November 24, 1998, the Company established an Employee Stock Option Plan whereby certain employees, officers and directors were granted options to purchase up to an aggregate of 600,000 common shares of the Company. On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan (“2000 Option Plan”). Under the 2000 Option Plan, the Company was authorized to grant certain employees, consultants, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company at $5.00 per share. The options have vesting periods ranging from immediate to three years after the grant date. Of the options originally authorized as part of the November 24, 1998 Employee Plan, 90,276 were redesignated to be included in the 2000 Option Plan.

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  In October 2000, the Board of Directors of the Company approved the re-pricing, at $2.00 per share, of the exercise price of all options previously granted at $5.00 per share under the 2000 Option Plan. On March 9, 2001, the Board of Directors approved the repricing, at $0.60 per share, of these same options. On April 11, 2001, the Board of Directors of the Company approved the re-pricing, at $0.60 per share, of all options previously granted to directors at $2.50 per share under the 2000 Option Plan.  During the year ended September 30, 2003, the Board of Directors approved the repricing of certain options previously granted to directors, officers, employees and consultants from $0.60 per share to $0.33 per share.  As of September 30, 2003, a total of 1,925,624 of the 2,565,000 shares subject to outstanding options under the 2001 Stock Option Plan had been repriced to $0.33 per share.  As a result of such repricing, the Company was subject to variable-plan accounting for such options and, accordingly, it recognized non-cash charges for compensation expense of $265,088 and $2,682,932 during the years ended September 30, 2005 and 2004 based on the net increases in the market value of the options subsequent to the respective dates of repricing.  On August 5, 2004, the stockholders voted at the Annual General Meeting to increase the number of shares available under the 2001 Option Plan from 4,000,000 to 5,600,000.

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock option activity during the years ended September 30, 2004, 2005 and 2006:

	Number of shares	Weighted-average exercise price
Options outstanding at October 1, 2003 (1)	2,815,000	$0.44
Options granted (weighted average fair value of $1.70 per share)	821,000	$1.62
Options cancelled/expired	(5,625)	$0.33
Options exercised	(1,091,069)	$0.56
Options outstanding at September 30, 2004 (1)	2,539,306	$0.77
Options granted (weighted average fair value of $2.09 per share)	2,100,000	$2.51
Options cancelled/expired	(334,860)	$2.69
Options exercised	(1,004,104)	$0.41
Options outstanding at September 30, 2005 (1)	3,300,342	$1.79
Options granted	--	$--
Options cancelled/expired	(648,134)	$1.83
Options exercised (2)	(50,136)	$0.33

Options outstanding at September 30, 2006 (3)	2,602,072	$1.81
Options exercisable at September 30, 2006 (3)	2,005,816	$1.52
_____________

(1)
As discussed above, the Company re-priced certain options and, as a result, such options were subject to variable accounting provisions prior to the adoption of SFAS 123R.  Accordingly, during the years ended September 30, 2005 and 2004, the Company recognized charges to general and administrative expenses of $271,885 and $2,801,682, respectively, for the increase in market price per share of the Company’s common stock.

(2)	The aggregate intrinsic value of options exercised during the year ended September 30, 2006 was $22,818.
(3)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2006 was 3.0 and 2.8 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2006 was $292,996 and $245,600, respectively.

At September 30, 2006, a total of 691,994 shares of common stock were available for grant.

Prior to the adoption of SFAS 123R, as explained in Note 2, the Company accounted for its stock-based employee compensation plans under the intrinsic value method per APB 25, whereby compensation cost was only recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. SFAS 123 had established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123, and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," permitted a company to elect to continue to apply the intrinsic-value-based method of accounting described above until it adopted SFAS 123R provided it made appropriate pro forma disclosures of the use of a method that estimated the fair value of the options at the grant date and then amortized the fair value to expense over the options' vesting period. For the years ended September 30, 2005 and 2004, the Company has shown its historical results of operations using the intrinsic value method under the provisions of APB 25 and, accordingly, is required to present the additional pro forma information in the table that follows showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period:

	Years Ended September 30,
	2005	2004
Net loss, as reported	$(4,680,438)	$(8,941,135)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	304,485	2,682,932
Deduct: Total stock-based employee compensation expense determined under the Black-Scholes option-pricing model (which is a fair value based method) for all awards, net of related tax effects	(1,041,900)	(385,320)
Pro forma net loss	$(5,417,853)	$(6,643,523)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.24)
Pro forma	$(0.11)	$(0.18)

As explained above, during the year ended September 30, 2006, the Company adopted the provisions of SFAS 123R and recognized a charge to general and administrative expenses for share-based employee compensation of $1,048,856 for the amortization over the service period of the fair value of the unvested options as of October 1, 2005, the date SFAS 123R was adopted. Additionally, the Company recognized share-based compensation expense for non-employees of $398,394 for the year ended September 30, 2006. An additional charge of approximately $1,100,000 is expected to vest and be recognized subsequent to September 30, 2006 over a weighted average period of 24 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Warrants to Purchase Common Shares

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2006, 2005 and 2004:

	Number of Warrants Outstanding	Weighted Avg. Exercise Price Per Share
Outstanding at October 1, 2003	9,467,363	$0.37
Issued (A)	3,085,985	2.08
Cancelled (B)	(329,933)	0.33
Exercised (C)	(7,997,067)	0.40
Outstanding at September 30, 2004	4,226,348	1.57
Issued (D)	2,122,204	3.40
Cancelled (E)	(250,000)	1.84
Exercised (F)	(449,667)	1.00
Outstanding at September 30, 2005	5,648,885	2.29
Issued (G)	1,000,000	0.82
Cancelled (H)	—	—
Exercised (I)	(350,000)	0.25
Outstanding at September 30, 2006	6,298,885	2.17
____________________

(A)
In connection with the November 24, 2003 private placement described below, the Company issued warrants to purchase 1,100,001 shares of common stock at an exercise price of $1.75 per share that expire on November 24, 2006.

The Company issued warrants to purchase 40,000 shares of common stock for consulting services that had been provided by JRJ Capital. The warrants have an exercise price of $0.65 per share and expire on October 1, 2006. The fair value of the warrants was $75,200 on the date of the grant, as calculated using the Black-Scholes option pricing model, which resulted in a charge to compensation expense and an increase in additional paid-in capital.

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

(C)
During the year ended September 30, 2004, certain investors exercised warrants to purchase 2,072,117 shares of common stock with an exercise price of $0.33 per share, 4,017,500 shares of common stock with an exercise price of $0.43 per share, and 100,000 shares of common stock with an exercise price of $1.75 per share and, as a result, the Company received cash proceeds of $2,586,328.

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

(F)
During the year ended September 30, 2005, certain investors exercised warrants to purchase 253,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share, and as a result, the Company received cash proceeds of $448,958.

(G)
In connection with the September 11, 2006 Loan and Security Agreement, on October 1, 2006, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company's Common Stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants had a fair value of $290,000. The warrants are subject to a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

(H)	During the year ended September 30, 2006, no warrants expired or were cancelled.

(I)
During the year ended September 30, 2006, certain investors exercised warrants to purchase 350,000 shares of common stock with an exercise price of $0.25 per share, and as a result, the Company received cash proceeds of $87,500.

Assumptions Used in Determining Fair Value of Stock Options and Warrants

For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we used the following assumptions in the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
Expected volatility	52%	76%	68%
Risk-free interest rate	4.72%	4.00%	4.00%
Expected years of option life	1 to 5	1 to 5	1 to 5
Expected dividends	0%	0%	0%

Employee Stock Purchase Plan

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

The maximum number of shares of Company common stock reserved under the Purchase Plan was originally 2,000,000 shares. On August 5, 2004, the stockholders voted to increase the number of shares available under the Purchase Plan to 2,800,000 shares. As extended by the shareholders on June 1, 2006, the Purchase Plan shall terminate on August 5, 2014 or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the administrator. The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower.

During the years ended September 30, 2006, 2005 and 2004, the Company issued 162,678, 18,040 and 103,353 shares, respectively, to employees who purchased shares under the Purchase Plan through payroll deductions. The aggregate purchase price for those shares of $175,642, $38,708 and $79,134, respectively, was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, bonus or severance. Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

Shares Issued in Lieu of Salary of Executive Officer

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

Shares Issued for Settlement of Accounts Payable

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

Shares Issued Pursuant to Private Placement

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

5.               COMMITMENTS AND CONTINGENCIES

Litigation

On or about March 11, 2005, the Company brought suit against Star Choice Communications Inc. for (i) a dispute over the amount of goods and services tax that was owed to the Company’s Canadian subsidiary on associated programming commissions from 2000 and 2001, and (ii) non-payment of programming commissions on a specific property site for 2004 and 2005. The litigation was settled during the fiscal year ended September 30, 2006 for a payment of $73,500 (CDN) to the Company. The Company is currently not a party to any litigation.

Contracts

The Company has entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $260,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

During the year ended September 30, 2005, the Company entered into an additional open ended management agreement with another senior executive that provides for annual compensation, excluding bonuses, of $225,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 12 to 18 months of salary, depending on timing. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 12 months of salary. On July 10, 2006, this management agreement was terminated and the Company issued 126,720 shares of common stock to satisfy the termination provision with a fair value of $83,635.

Operating Leases

The Company is obligated under non-cancelable operating leases for its various facilities that expire through the years ending September 30, 2009 to make future minimum rental payments in years subsequent to September 30, 2006 as summarized in the following table:

Year ending September 30,	Minimum Rental Payments
2007	$334,414
2008	309,522
2009	147,156
Total minimum payments	$791,092

Rent expense under all operating leases amounted to $368,105, $193,374, and $134,422 respectively, for the years ended September 30, 2006, 2005 and 2004.

6.     STRATEGIC ALLIANCE WITH DIRECTV

On September 29, 2003, the Company entered into a new System Operator Agreement with (“DIRECTV”), which replaced the System Operator Agreement previously executed by the Company and was due to initially expire on May 19, 2005.  The new agreement has an initial term of three years with two, two-year automatic renewal periods upon the Company’s achievement of certain subscriber growth goals. The Company’s contract with DIRECTV gives the Company a share of monthly net subscriber receipts, depending upon the number of active subscribers, from the sale of DIRECTV programming services, plus a commission for each new subscriber addition. The Company incurs only the costs associated with the implementation of its services and will not share any of DIRECTV’s programming or broadcasting costs.

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

9.    PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2006	2005
Telecommunications equipment, installed	$25,680,276	$18,304,151
Computer equipment	975,996	734,265
Furniture and fixtures	234,447	189,092
Leasehold improvements	163,083	133,314
Other	50,825	29,263
	27,104,627	19,390,085
Less: Accumulated depreciation	(8,384,705)	(4,954,301)
	$18,719,922	$14,435,784

Depreciation expense amounted to $3,430,404, $2,182,970 and $1,138,077 for the years ended September 30, 2006, 2005 and 2004, respectively.

10.    INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2006	2005
Building access agreements and subscriber lists	$5,063,569	$5,020,705
Less: Accumulated amortization	(3,241,154)	(2,279,918)
	$1,822,415	$2,740,787

Amortization expense amounted to $961,236, $872,317 and $482,087 for the years ended September 30, 2006, 2005 and 2004, respectively. Amortization of intangibles in the years subsequent to September 30, 2006 is as follows:

Year	Amortization Amount
2007	$668,190
2008	611,963
2009	478,470
2010	63,792

11.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	2006	2005
Accrued costs and expenses:
Equipment	$296,295	$186,404
Employee stock purchases and employee compensation payable in common stock	227,000	7,908
Subcontractors maintenance and installation	228,827	487,946
Professional fees	166,577	99,181
Wages	282,466	246,404
Other	147,834	86,500
Totals	$1,348,999	$1,114,343

12.    INCOME TAXES

The Company had pre-tax losses but did not record any credits for Federal or other income taxes for the years ended September 30, 2006, 2005 and 2004. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2006 and 2005, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2006	2005
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$11,469,000	$8,101,000
Canada	3,374,000	3,287,000
Tax benefit for nonqualified stock options	26,000	246,000
Amortization of intangible assets	795,000	619,000
Other	224,000	300,000
Totals	15,888,000	12,553,000
Deferred tax liabilities—depreciation of property and equipment	(2,012,000	(1,445,000)
Net deferred tax assets	13,876,000	11,108,000
Less valuation allowance	(13,876,000)	(11,108,000)
Totals	$—	$—

At September 30, 2006 and 2005, the Company had net operating loss carry forwards of approximately $28,700,000 and $19,388,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,400,000 and $7,225,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2006, the Federal tax loss carry forwards will expire from 2007 through 2026 and the Canadian tax loss carryforwards will expire from 2007 through 2011. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $2,768,000, $1,218,000 and $2,428,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

13.    SUBSEQUENT EVENTS

From October 1, 2006 through December 15, 2006, 480,692 shares of common stock were issued to employees from the Employee Stock Purchase Plan for total cash proceeds of $299,288. Of the 480,692 shares of common stock issued, 380,673 shares were issued to senior management who purchased stock from July 1, 2006 through September 30, 2006 during the period that the Company was conserving its cash resources, prior to the September 11, 2006 when it received financing through the credit facility (see Note 3).

On October 1, 2006, employee stock options for 239,398 shares were exercised, with 133,042 of these options exercised at $0.33 per share with proceeds of $43,904 to the Company, and 106,356 of these options at $0.33 per share were exercised cashless (by special resolution of the Board of Directors) with the remaining 85,602 options returned to the Company in lieu of the exercise price.

On October 15, 2006, the Company entered into a Consulting Agreement for business advisory services with Howard Interests, the principal of which is the spouse of Company Board member Carolyn Howard. The Consulting Agreement is for a six month term, with an option for renewal, and requires a monthly payment of $5,000.

On November 7, 2006 employee options were exercised for 20,000 shares of common stock at $0.33 per share for total proceeds of $6,600.

On November 24, 2006, previously issued warrants to purchase 873,334 shares of the Company’s common stock expired.

On December 11, 2006, 32,742 shares of common stock were issued in lieu of $20,300 in severance due an executive officer.

14.    VALUATION AND QUALIFYING ACCOUNTS

Information with respect to evaluation and qualifying accounts is shown in the following schedule:

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts(1)	Deductions(2)	Balance at end of period
Year ended September 30, 2006
Allowance for doubtful accounts	$(151,045)	$(107,044)	$(45,439)	$141,126	$(162,402)
Reserve for telecommunications equipment inventory obsolescence	(69,821)	(57,977)	-	127,798	-

Year ended September 30, 2005
Allowance for doubtful accounts	(76,319)	(63,658)	(19,155)	8,087	(151,045)
Reserve for telecommunications equipment inventory obsolescence	-	(69,821)	-	-	(69,821)

Year ended September 30, 2004
Allowance for doubtful accounts	(76,319)	(131,739)	(42,672)	174,411	(76,319)
Reserve for telecommunications equipment inventory obsolescence	-	-	-	-	-

(1)	Adjustment to allowance for doubtful accounts
(2)	Write-off of accounts receivable and telecommunications equipment inventory

15.    SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

Summarized operations information for the years ended September 30, 2006 and 2005 is shown in the following schedules:

	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
Consolidated Statements of Operations Data:
Revenue	$2,918,061	$3,326,136	$3,449,752	$3,672,256
Operating expenses(1)	4,892,009	5,505,777	5,660,024	5,422,802
Operating loss	(1,973,948)	(2,179,641)	(2,210,272)	(1,750,546)
Other income (expenses)	56,404	35,816	15,753	(4,620)
Net income (loss)	(1,917,544)	(2,143,825)	(2,194,519)	(1,755,166)
Basic and diluted loss per common share	(0.04)	(0.04)	(0.04)	(0.03)
Weighted average common shares outstanding	49,972,555	50,185,014	50,252,146	50,408,019

	Quarter Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Consolidated Statements of Operations Data:
Revenue	$1,899,071	$2,075,552	$2,414,566	$2,753,039
Operating expenses(1)	3,590,677	4,219,297	2,653,911	4,314,683
Operating loss	(1,691,606)	(2,143,745)	(239,345)	(1,561,644)
Other income (expenses)	96,787	67,201	703,279	88,635
Net income (loss)	(1,594,819)	(2,076,544)	463,934	(1,473,009)
Basic and diluted loss per common share	(0.04)	(0.04)	0.01	(0.03)
Weighted average common shares outstanding	45,300,436	49,376,080	49,610,854	49,656,849

(1)
Operating expenses includes noncash charges of $2,145,935 and $849,433 for the years ended September 30, 2006 and 2005, respectively. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated and do not include the impact of SFAS 123R. The Company recognized stock-based compensation expense for the year ended September 30, 2006 of $1,048,856.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2006, the end of the period covered by this report. The term “disclosure controls and procedures” means controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration concluded that as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

Item 9B.           Other Information

None.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The following are the directors and executive officers of the Company:

DIRECTORS

Sheldon B. Nelson, 45, has served as Chief Executive Officer and Chairman of the Board of the Company since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Douglas G. Hooper, 46, joined the Board of Directors in May 2000. He is currently CEO and Board Chair of Canadian Bioenergy Corporation, a privately owned biodiesel business. Mr. Hooper has also served, from 1997 to present, in many capacities as an acquisitions and finance consultant, with extensive experience as a venture capitalist and mergers and acquisition specialist in the mineral exploration, industrial processing and software industries. He was President and CEO of Sand River Resources Ltd. from 1995 to 1997. Mr. Hooper was a founder and President of TelSoft Mobile Data Inc. from 1992 to 1995, now Mobile Data Solutions, Inc., a wireless communications software company. In that position, he developed and implemented corporate strategy and was responsible for raising capital, strategic alliances and mergers and acquisitions.

John Edward "Ted" Boyle, 59, joined the Board of Directors in May of 2000. He is currently the Vice-President of Corporate Development of Cable Bahamas, in Nassau. From 2002 to 2004 he was President of the cable division of 180 Connect Inc., North America's largest cable and satellite installation and service contractor. From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the cable television provider for Sri Lanka. From 1996 -1997, Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada's first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). As the founding officer of Regional Cablesystems at Cancom, and later as Vice-President of Market Development at Regional, he led the licensing and construction or acquisition of over 1000 Canadian and American cable systems.

Carolyn C. Howard, 43, accepted appointment to the Board of Directors in July 2005 and is serving on the Company’s Audit Committee as the independent financial expert. Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. Prior to that, Ms. Howard owned and managed a personnel and staffing firm and held a position in banking with a focus on Fannie Mae/Freddie Mac lending. Additionally, she has held positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies. In 1997, she sold the company to Vermont Pure Springs, Inc., a publicly traded company. Ms. Howard also sits on the board and chairs the audit committee of Video Display Corporation, (VIDE) a publicly traded company. In February 2005, she was named Treasurer to the Jaffrey Gilmore Foundation, a New Hampshire non-profit organization for the arts.

Steve J. Cox, 45, accepted appointment to the Board of Directors in July 2005. He was most recently executive vice president of Sales, Distribution and Business Development for DIRECTV, Inc. In this position, he was responsible for overseeing all elements of DIRECTV’s sales and distribution strategy, including management of national and regional consumer electronics retailers, telephony partners, independent accounts and internal sales; execution of new sales programs; management of commercial and multi-dwelling unit (MDU) sales programs; and sales operations and support. Prior to overseeing the Sales and Distribution Division, Mr. Cox served as executive vice president of DIRECTV Global Digital Media and as senior vice president of New Ventures, where he was responsible for structuring and negotiating DIRECTV’s strategic partnerships, acquisitions and investments, as well as developing new business opportunities. Mr. Cox joined DIRECTV in 1995 as vice president, Business Affairs and General Counsel, from his previous post as corporate counsel for Science Applications International Corporation (SAIC). His primary responsibilities at SAIC included acquisitions and divestitures, strategic alliances and joint ventures. Mr. Cox resigned from the Board of Directors on November 30, 2006 due to other professional commitments.

OFFICERS

Patrick Cunningham, Vice President of Sales and Business Development. Mr. Cunningham, 38, has been a Vice President with the Company since 2000.  He has over fourteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary. Mr. Holmstrom, 41, has been with the Company since 2000 serving as the Company’s inhouse legal counsel. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration. Mr. Ragusa, 58, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability, and has assisted in the implementation of operational strategies that support business development and financial objectives.

Joe Nassau, Vice President of Operations.  Mr. Nassau, 49, has been with the Company since June 2005 and is responsible for leading and managing the Company’s Call Center (sales, customer support and tech support), Subscriber Lifecycle Process Management, Subscriber Operational Support Systems, Training, Dispatch, and Backoffice operations.  He brings over 20 years of experience in the pay television and broadband industries in a variety of functional and operational management roles.  In particular, he led and managed the integration, growth and operation of HBO’s satellite television call center and backoffice operations in Chicago that supported sales and service for over 1 million subscribers.  He also held key leadership roles in the successful planning, launch, and deployment of Galaxy Latin America’s DIRECTV services in Latin America, as well as the highly successful launch of EarthLink’s High-Speed Internet Service throughout Time Warner Cable’s network nationwide.  Mr. Nassau holds a BA in Communications from Fordham University and an MBA in Decision and Information Sciences from the University of Florida.  He also served as an Infantry Officer in the Unites States Army.

John Silvers, Vice President of Field Operations. Mr. Silvers, 38, joined MDU Communications in July 2005 and has over fifteen years of management and sales experience focused on the telecommunications and service industries. Mr. Silvers most recently managed foodservice operations for ARAMARK’s Correctional Services division. Prior to ARAMARK, Mr. Silvers provided satellite transponder services to cable and broadcast clients with GE Americom. While at GE, he completed the largest transaction in the company’s history with a two satellite sale to BellSouth. Prior to GE, Mr. Silvers was Vice President and General Manager at SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of SkyView’s East Region. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. Prior to SkyView, Mr. Silvers was an Officer in the U.S. Army where he served as a Battalion Personnel Officer, Battalion Logistics Officer and an Air Defense Artillery Platoon Leader. Mr. Silvers has a Bachelor of Science from the United States Military Academy at West Point, NY where he majored in Engineering Management.

Tom Tracey, President and Chief Operating Officer (former). Mr. Tracey, 43, began with the Company in May 2005. Mr. Tracey most recently served as Vice President of Broadband Services at national Internet service provider EarthLink. In this capacity he was responsible for a base of over one million subscribers to cable modem, DSL and satellite services with monthly growth rates in excess of 25,000 subscribers. Mr. Tracey also led and managed the Cable Product Management Team in successfully developing and launching the EarthLink Broadband Service over Time Warner Cable systems. Additionally, he was responsible for leading EarthLink's Next Generation Broadband Team in developing and managing fixed wireless and broadband over power lines services. Prior to joining EarthLink, Mr. Tracey was a Director at Directv, Inc. responsible for the launch, implementation and business development of DIRECTV services in South America, which achieved growth of over one million subscribers. He also served in management roles in launching and operating DIRECTV's affiliate and joint venture relationships in the United States. He holds a Bachelor of Sciences degree from San Diego State University and an MBA from the Anderson School at UCLA. Mr. Tracey resigned from the Company effective November 11, 2006.

Michael Stanway, Vice President of Product Engineering (former). Mr. Stanway, 41, joined the Company in 2000 as Manager and then Director of MIS/IT Services. Mr. Stanway then assumed the position of Director of Operations and then Vice President of Operations. Mr. Stanway has a post-secondary degree as a Network Specialist with Microsoft and Novell certifications.   Mr. Stanway resigned as an officer effective August 30, 2006, but remains a consultant.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or advice that no filings were required, during fiscal year 2006 all officers, directors and greater than 10% beneficial owners complied with the Section 16(a) filing requirements.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to our officers (including our principal executive officer and our principal financial and accounting officer), management employees and directors.  A copy of our Code of Ethics can be found on our website or will be provided without charge to any person who requests a copy by sending a written request to:

MDU Communications International, Inc.
60-D Commerce Way
Totowa, New Jersey 07512
Attn: Corporate Secretary

Item 11.            Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain information as of September 30, 2006, regarding compensation paid during each of the Company’s last three fiscal years to our chief executive officer and other executive officers whose total annual salary and bonuses exceeded $100,000 (the “named executive officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation[2]	Securities Underlying Options (shares, cumulative) [3]
Sheldon Nelson,	2006	$256,718	$26,936	$-0-	1,400,000
Chief Executive Officer	2005	$269,743	$200,000	$-0-	1,400,000
	2004	$200,000	$30,000	$-0-	800,000

Tom Tracey,	2006	$226,843	$8,221	$6,000	-0-
Chief Operating Officer, Pres.	2005	$82,212[1]	$35,000	$2,306	500,000

Patrick Cunningham,	2006	$176,374	$3,750	$-0-	450,000
VP of Sales and Business Dev.	2005	$173,070	$45,706	$2,000	450,000
	2004	$160,000	$6,000	$6,000	350,000

Bradley Holmstrom,	2006	$160,818	$33,000	$-0-	425,000
General Counsel	2005	$157,744	$63,907	$-0-	425,000
	2004	$138,900	$10,000	$1,500	325,000

Michael Stanway,	2006	$116,000	$-0-	$-0-	225,000
VP of Product Engineering	2005	$110,609	$7,875	$-0-	225,000
	2004	$105,600	$-0-	$-0-	225,000

Carmen Ragusa, Jr.,	2006	$160,000	$8,000	$-0-	200,000
VP of Finance and Admin.	2005	$145,006	$10,000	$-0-	200,000
	2004	$54,034[1]	$-0-	$-0-	100,000

John Silvers,	2006	$141,215	$-0-	$6,000	9,999[4]
VP of Operations	2005	$32,307[1]	$-0-	$1,385	-0-

Joe Nassau,	2006	$142,370	$-0-	$-0-	9,999[4]
VP of Subscriber Operations	2005	$32,307[1]	$-0-	$-0-	-0-

(1) Partial year salary.
(2) Auto allowance.
(3) Includes total options granted since commencement of employment, not reduced by exercise.
(4) Share grants.

There were no grants of stock options to any named executive officer during the fiscal year ended September 30, 2006.

The following table sets forth certain information as of September 30, 2006, regarding the exercise of stock options made during the fiscal year and the valuation of unexercised stock options at September 30, 2006 to named executive officers:

AGGREGATED OPTION EXERCISES
IN FISCAL YEAR ENDED SEPTEMBER 30, 2006 AND YEAR ENDED OPTION VALUES

Executive Officer	Shares Acquired on Exercise	Value of Shares after Exercise on Exercise Date	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In the Money Options at Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sheldon Nelson,	-0-	$0	375,000	300,000	$30,750	$0
Chief Executive Officer

Tom Tracey,	-0-	-0-	-0-	-0-	$0	$0
Chief Operating Officer, Pres.

Patrick Cunningham,	-0-	$-0-	213,768	54,167	$48,353	$0
VP of Sales and Business Dev.

Bradley Holmstrom,	-0-	$-0-	290,213	56,250	$70,300	$0
General Counsel

Michael Stanway,	30,000	$26,700[1]	165,000	-0-	$67,650	$0
VP of Product Engineering

Carmen Ragusa, Jr.,	-0-	-0-	125,000	75,000	$0	$0
VP of Finance and Admin.

1.	Value of exercised options at $0.89/share on day of exercise, less exercise price of $0.33/share.

COMPENSATION OF DIRECTORS

Cash. Each director who is not an employee or full time consultant of the Company is paid $1,000 per month and an attendance fee of $1,000, plus out-of-pocket expenses for each Board or committee meeting attended. Ms. Howard also receives an additional $3,000 per year for her work as the independent financial expert on the Company’s Audit Committee.

Stock. In 2000, Messrs. Boyle and Hooper each received a total of five-year options to purchase 100,000 shares of common stock as compensation for two years of Board service. These options were at an exercise price of $0.33 per share and have been exercised.  In 2004, Messrs. Boyle and Hooper each received additional five-year, fully-vested options to purchase 100,000 shares of common stock as additional compensation for two additional years of Board service. These options are at an exercise price of $1.28 per share.  In 2003, Edward Huguez was granted a five-year option to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are currently priced at $0.65 per share. In the fiscal year ending September 30, 2005, Mr. Cox and Ms. Howard were each granted a five-year option to purchase 100,000 shares of common stock as additional compensation for two years of Board service. These options are currently priced at $1.83 per share. In lieu of additional options as compensation for Messrs. Boyle and Hooper’s continued service on the Board, they were each approved a grant of 20,000 shares of common stock for their service from May 2005 through May 2006 and 20,000 shares of common stock for their service from May 2006 through May 2007. These shares have not yet been issued.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS AT SEPTEMBER 30, 2006

Sheldon Nelson. The Company has a Management Employment Agreement with its Chief Executive Officer, Sheldon Nelson, with a current annual salary of $260,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twenty-four (24) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to thirty-six (36) months salary.

Patrick Cunningham. The Company has a Management Employment Agreement with its Vice President of Sales and Business Development, Patrick Cunningham, with a current annual salary of $175,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twelve (12) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twenty four (24) months salary.

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

Carmen Ragusa, Jr. The Company has a Management Employment Agreement with its Vice President of Finance and Administration, Carmen Ragusa, Jr., with a current annual salary of $160,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to four (4) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months salary.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of December 19, 2006 by each person or group known to the Company to be the beneficial owner of more than 5% of the Company’s common stock based upon Forms SC 13G and Forms SC 13G/A filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Capital Group International, Inc. and Capital Guardian Trust Co. 11100 Santa Monica Blvd., Los Angeles, CA 90025	8,527,690	17.0%

SC Fundamental, et. al. 747 Third Ave., New York, NY 10017	2,863,000	5.7%

Fuller & Thaler, et. al. 411 Borel Ave., Suite 402, San Mateo, CA 94402	3,152,401	6.3%

Scopia Management Inc., et. al. 450 Seventh Ave., New York, NY 10123	2,544,532	5.1%

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of December 19, 2006, including; (i) each executive officer named in the Summary Compensation; (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Sheldon B. Nelson[1]	1,999,360	3.7
Tom Tracey[2]	219,136	*
Patrick Cunningham[3]	493,019	1.0
Brad Holmstrom[4]	395,729	0.8
Michael Stanway[5]	209,819	*
Carmen Ragusa, Jr.[6]	184,079	*
Joe Nassau[2]	47,783	*
John Silvers[2]	33,476	*
J.E. (Ted) Boyle[7]	190,000	*
Douglas Hooper[8]	160,000	*
Steve Cox[9]	100,000	*
Carolyn Howard[10]	276,425	0.5
All executive officers and directors as group (10 persons)	4,308,826	8.1[11]

* less than 0.5%

(1)
Includes 957,016 shares held of record by 567780 BC Ltd., a British Columbia corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 667,433 shares held personally and 375,000 shares subject to options exercisable within the next sixty days.

(2)	Includes shares of common stock only
(3)	Includes 397,186 shares of common stock and 95,833 exercisable options, within the next sixty days, to purchase shares of common stock.
(4)	Includes 226,308 shares of common stock and 168,750 exercisable options, within the next sixty days, to purchase shares of common stock.
(5)	Includes 44,819 shares of common stock and 165,000 exercisable options, within the next sixty days, to purchase shares of common stock.
(6)	Includes 59,079 shares of common stock and 125,000 exercisable options, within the next sixty days, to purchase shares of common stock.
(7)	Includes 50,000 shares of common stock and 100,000 exercisable options purchase shares of common stock and 40,000 shares of common stock to be issued.
(8)	Includes 20,000 shares of common stock and 100,000 exercisable options to purchase shares of common stock and 40,000 shares of common stock to be issued.
(9)	Includes 100,000 exercisable options to purchase shares of common stock.
(10)	Includes 176,425 shares of common stock and 100,000 exercisable options to purchase shares of common stock.
(11)	Based on 52,644,536 shares, which includes 51,243,953 outstanding shares on December 19, 2006, and above mentioned options.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

On November 1, 2005, Director Steve Cox entered into a Consulting Agreement with the Company to provide Business Development services for a period of six months at a base rate of $5,000 per month. Should these business development initiatives have resulted in a strategic funding, Mr. Cox would have received an “investment fee” equal to 2% of the first $5 million and 1% of any amount in excess of $5 million. This Agreement terminated after the initial term of six months and no investment fee was paid to Mr. Cox. Mr. Cox resigned from the Board as of November 30, 2006.

On October 15, 2006, the Company entered into a Consulting Agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The Consulting Agreement is a six month agreement, with options for renewal, and a monthly payment required of $5,000.

Item 14.             Principal Accountant Fees and Services

J.H. Cohn LLP has served as the Company’s Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ended September 30, 2006	Fiscal year ended September 30, 2005
Audit Fees	$124,299	$148,417
Audit Related Fees	—	—
Tax Fees	$49,599	23,612
All Other Fees	$—	$—

The Audit Committee’s policy is to pre-approve all auditing and permitted non-audit services other than deminimus non-audit services as defined in Section 10A(i)(1) of the Exchange Act which will be approved prior to the completion of the registered public accounting firm’s audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of J.H. Cohn LLP.

PART IV

Item 15.            Exhibits

  INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3) Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4) Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5) Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6) Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7) Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer December 29, 2006

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance December 29, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 29, 2006

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	December 29, 2006

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 29, 2006

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 29, 2006