Form 10-Q
period 2006-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2007-02-14
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2007
Common Stock, $0.001 par value per share	51,325,835

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2006 (Unaudited) and September 30, 2006

	December 31, 2006	September 30, 2006
ASSETS
CURRENT
Cash and cash equivalents	$1,161,697	$3,238,939
Accounts receivable - trade, net of an allowance of $170,451 and $162,402	2,005,490	1,642,179
Prepaid expenses and deposits	384,717	387,812
TOTAL CURRENT ASSETS	3,551,904	5,268,930

Telecommunications equipment inventory	986,943	906,448
Property and equipment, net of accumulated depreciation of $9,405,597 and $8,384,705	19,066,066	18,719,922
Intangible assets, net of accumulated amortization of $3,463,935 and $3,241,154	2,295,499	1,822,415
Deferred financing costs, net of accumulated amortization of $30,504 and $7,415	428,215	451,304
TOTAL ASSETS	$26,328,627	$27,169,019

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$962,736	$1,131,462
Other accrued liabilities	698,042	1,348,999
Current portion of deferred revenue	561,698	597,356
Current portion of note payable	49,365	48,732
Current portion of capital lease obligations	78,272	79,306
TOTAL CURRENT LIABILITIES	2,350,113	3,205,855

Deferred revenue, net of current portion	260,206	251,522
Credit line borrowing, net of debt discount	4,664,732	3,603,378
Note payable, net of current portion	90,293	102,115
Capital lease obligations, net of current portion	74,520	88,043
TOTAL LIABILITIES	7,439,864	7,250,913

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,309,953 and 50,462,121 shares issued and outstanding	51,309	50,462
Additional paid-in capital	59,451,818	58,823,997
Accumulated deficit	(40,614,364)	(38,956,353)
TOTAL STOCKHOLDERS’ EQUITY	18,888,763	19,918,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,328,627	$27,169,019

  See accompanying notes to the unaudited condensed consolidated financial statements

 MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended December 31,
	2006	2005

REVENUE	$3,934,350	$2,918,061

OPERATING EXPENSES
Direct costs	1,538,981	1,198,161
Sales expenses	332,774	409,293
Customer service and operating expenses	1,132,803	1,101,903
General and administrative expenses	1,160,734	1,191,974
Depreciation and amortization	1,243,644	990,678
TOTALS	5,408,936	4,892,009

OPERATING LOSS	(1,474,586)	(1,973,948)

Other income (expense)
Interest income	22,817	61,332
Interest expense	(206,242)	(4,928)
NET LOSS	$(1,658,011)	$(1,917,544)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,003,121	49,972,555

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2006
(Unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, October 1, 2006	50,462,121	$50,462	$58,823,997	$(38,956,353)	$19,918,106
Issuance of common stock for accrued compensation	317,325	317	210,890		211,207
Issuance of common stock for employee bonuses	196,109	196	121,392		121,588
Issuance of common stock for options exercised, including effects of net share settlements	334,398	334	74,920		75,254
Share-based compensation - employees			220,619		220,619
Net loss				(1,658,011)	(1,658,011)
Balance, December 31, 2006	51,309,953	$51,309	$59,451,818	$(40,614,364)	$18,888,763

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2006 and 2005
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,658,011)	$(1,917,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	100,507	56,899
Depreciation and amortization	1,243,644	990,678
Share-based compensation expense - employees	220,619	279,578
Share-based compensation expense - nonemployees	42,083	96,155
Charge to interest expense for amortization of deferred financing costs and debt discount	39,969	—
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	14,468	1,559
Compensation expense for issuance of common stock for employee bonuses	27,473	—
Compensation expense for issuance of common stock for employee wages	33,945	—
Compensation expense accrued to be settled through the issuance of common stock	3,817	—
Changes in operating assets and liabilities:
Accounts receivable	(463,818)	246,971
Prepaid expenses and deposits	(38,988)	(10,823)
Accounts payable	(168,726)	(295,256)
Other accrued liabilities	(401,781)	(249,427)
Deferred revenue	(26,974)	74,021
Net cash used in operating activities	(1,031,773)	(727,189)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,447,502)	(2,157,458)
Acquisition of intangible assets	(695,865)	(42,864)
Net cash used in investing activities	(2,143,367)	(2,200,322)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,044,475	—
Payments of notes payable	(11,189)	(11,110)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	3,915	14,736
Proceeds from options exercised	75,254	—
Proceeds from warrants exercised	—	87,500
Payments of capital lease obligations	(14,557)	(14,524)
Net cash provided by financing activities	1,097,898	76,602
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,077,242)	(2,850,909)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,238,939	9,358,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,161,697	$6,507,112

	For the Three Months Ended December 31,
	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$158,879	$0

Issuance of 151,799 shares of common stock for accrued employee bonuses	$94,115	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$166,273	$4,928

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2006 on Form 10-K filed with the Securities and Exchange Commission on January 2, 2007.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties (“MDUs”) such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments, valuation of deferred tax assets and potentially impaired long lived assets. Actual results could differ from those estimates.

Principles of Consolidation:

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly owned subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

2.	LOSS PER COMMON SHARE

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

For the three months ended December 31, 2006 and 2005, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of December 31, 2006 and 2005, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	December 31, 2006	December 31, 2005
Warrants	5,385,550	5,298,884
Options	2,852,674	3,300,342
Potentially dilutive common shares	8,238,224	8,599,226

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The Company has adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) effective October 1, 2005 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R.   The Company recognized share-based compensation expense for employees of $220,619 and $279,578 for the three months ended December 31, 2006 and 2005, respectively. Additionally, the Company recognized share-based compensation expense for non-employees that was also based on grant date fair values of $42,083 and $96,155 for the three months ended December 31, 2006 and 2005, respectively.

The fair values of options granted during the three months ended December 31, 2006 were determined using a Black-Scholes option pricing model in accordance with SFAS 123R based on the following assumptions:

Three Months Ended December 31, 2006
Expected volatility	52%
Risk-free interest rate	4.72%
Expected option term	5
Expected dividends	0%

No options were granted for the three months ended December 31, 2005.

Employee Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable for the three months ended December 31, 2006:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,602,072	$1.81
Granted (weighted average fair value of $0.38 per share)	595,000	$0.75
Expired	(10,000)	$1.35
Exercised	(334,398)A	$0.33		$165,600
Outstanding at December 31, 2006	2,852,674	$1.76	3.3	$149,430
Exercisable at December 31, 2006	1,813,237	$1.84	2.8	$126,953

A.
Of the 334,398 options exercised during the quarter, 191,958 options were granted cashless exercise status by the Board of Directors, so that upon exercise of these options, 85,602 options were surrendered back to the Company at fair market value of $0.74 per share in lieu of the exercise price, with the remaining 106,356 shares issued to the employees.

As of December 31, 2006, options to purchase 106,994 shares were available for grant under the Company’s 2001 Employee Stock Option Plan.

An additional charge of approximately $1,100,000 is expected to vest and be recognized subsequent to December 31, 2006 over a weighted average period of 36 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the three months ended December 31, 2006, the Company issued 6,317 shares of common stock for aggregate proceeds of $3,915 from employees who purchased shares under the 2001 Employee Stock Purchase Plan through accrued compensation.   The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. The Company recognized expense for the full discount of $14,468 for the three months ended December 31, 2006.

Additionally, during the three months ended December 31, 2006, (i) the Company recognized compensation expense of $33,945 for the issuance of 54,750 shares of common stock for employee severance and wages and $27,473 for the issuance of 44,310 shares of common stock for employee bonuses, and (ii) the Company issued 256,258 shares of common stock for $158,879 in compensation expense and 151,799 shares of common stock for $94,115 in employee bonuses that were previously accrued in the year ended in September 30, 2006, but had not yet been issued.

Warrants:

During the three months ended December 31, 2006, no warrants were granted or exercised and 913,335 warrants expired and 5,385,550 warrants remained outstanding at a weighted average exercise price of $2.13 per share.

4.	COMMITMENTS AND CONTINGENCIES

The Company has entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

5.	CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth.

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw any increment beyond the first $5,000,000 nor is it obligated to draw an entire increment at one time. As of December 31, 2006, the Company has borrowed $4,924,043 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of December 31, 2006, net of debt discount of $259,311. The outstanding principal is payable on September 11, 2011 (see Note 3 of Audited Financial Statements). Currently, $15,075,957 remains available for borrowing under the Credit Facility subject to covenants described below.

The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company currently exceeds $20,000,000. To access the Credit Facility above $10,000,000, the Company must have positive Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, and 50,000 subscribers. To access the Credit Facility above $15,000,000, the Company must have positive EBITDA and 55,000 subscribers.

6.	INTANGIBLE ASSETS

During the period ended December 31, 2006, the Company acquired access agreements and/or telecommunications equipment for a number of properties in various stages of completion and/or deployment. The acquisition costs were allocated to the fair value of the net assets acquired, as set forth below:

Property and equipment	$191,635
Amortizable intangible assets	695,865
Total Acquisition Cost	$887,500

Intangible assets will be amortized on a straight line basis over five years.

7.	SUBSEQUENT EVENTS

From January 1, 2007 through February 12, 2007, 9,726 shares of common stock were issued through the Employee Stock Purchase Plan for total employee salary contributions of $6,029 received in the period ended December 31, 2006. Additionally, 6,156 shares of common stock were issued in lieu of $3,817 of payments for compensation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies

•	Recently Issued and Not Yet Effective Accounting Pronouncements

•	Results of Operations - Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

•	Liquidity And Capital Resources - Three Months Ended December 31, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on January 2, 2007.

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

OVERVIEW

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes and other properties having multiple units located within a defined area. We seek to differentiate ourselves from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV and have been working with large U.S. property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, KSI Services, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

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

SUMMARY OF RESULTS AND RECENT EVENTS

The Company’s revenue for the current quarter was $3,934,350, an increase of 35% over the same period ended December 31, 2005 and a 7% increase over the prior quarter. The Company’s average monthly revenue per subscriber (“ARPU”) at December 31, 2006 was $27.47, an increase of 8% over the same quarter ended December 31, 2005. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

For the three months ended December 31, 2006, the Company reports positive earnings before interest, taxes, depreciation, amortization and noncash charges (“EBITDA”) of $234,787. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net income or loss of - in the Company’s case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Three Months Ended December 31,
	2006	2005
EBITDA	$234,787	$(487,747)
Interest expense	(166,273)	(4,928)
Deferred financing costs and debt discount amortization (interest expense)	(39,969)	—
Provision for doubtful accounts	(100,507)	(56,899)
Depreciation and amortization	(1,243,644)	(990,678)
Share-based compensation expense - employees	(220,619)	(279,578)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(14,468)	(1,559)
Compensation expense for issuance of common stock for employee bonuses	(27,473)	—
Compensation expense for issuance of common stock for employee wages and severance	(33,945)	—
Compensation expense accrued to be settled through the issuance of common stock	(3,817)	—
Share-based compensation expense - nonemployees	(42,083)	(96,155)
Net Loss	$(1,658,011)	$(1,917,544)

The Company added 2,186 net subscribers during the quarter and reports 48,839 total billable subscribers as of December 31, 2006, a 21% increase in total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Dec. 31, 2005	Subscribers as of March 31, 2005	Subscribers as of June 30, 2006	Subscribers as of Sept. 30, 2006	Subscribers as of Dec. 31, 2006
Bulk DTH	6,213	7,226	7,830	8,475	9,079
DTH Choice / Exclusive	7,498	7,857	7,703	8,095	7,988
Bulk PC	16,894	18,011	17,778	17,596	16,107
PC Choice / Exclusive	1,318	1,303	1,230	1,240	1,219
Bulk Choice Advantage (BCA)	3,689	4,627	4,818	5,334	7,420
Bulk ISP	2,267	3,116	3,100	3,118	4,093
ISP Choice / Exclusive	2,392	2,586	2,625	2,795	2,933
Total Subscribers	40,271	44,726	45,084	46,653	48,839

As of December 31, 2006, the Company’s Midwest regional office served 12,346 subscribers, the Southeast regional office served 12,213 subscribers, the Mid-Atlantic regional office served 12,213 subscribers and the Company’s Northeast regional office served 12,067 subscribers. As of December 31, 2006, the Company had 114 full-time employees.

As of December 31, 2006, the Company had 56 properties and 27,701 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 6,244 units that moved out of WIP and started construction on 4,883 units that entered WIP. Of the current WIP, 14,868 units (or 54%) are in new construction properties and 12,833 units (or 46%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 1,755; (ii) DTH Choice/Exclusive 10,256; (iii) BCA 1,594; (iv) Bulk PC 819; (v) PC Choice/Exclusive 4,235; (vi) Bulk ISP 1,481; and (vii) ISP Choice/Exclusive 7,561. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 9,321 “under contract” subscribers in WIP at December 31, 2006 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of December 31, 2006:	4,351	829	2,002	7,182
Existing conversion “under contract” subscribers as of December 31, 2006:	342	779	1,018	2,139
Total “under contract” subscribers:	4,693	1,608	3,020	9,321

The Company’s previously executed Sales Teaming Agreement with BellSouth Corporation, to jointly market and deploy services to the residential MDU market in the BellSouth territory, is producing results. Through December 31, 2006, BellSouth and the Company have, or are in the process of, jointly deployed services to 1433 units in seven properties, with another 1253 units in seven properties in various stages of access agreement negotiation. Under the Agreement, BellSouth and the Company are offering innovative bundles of voice, data and DIRECTV programming packages specifically designed for the MDU market. Joint proposals and coordinated deployment of services will provide multi-family property owners and condominium boards with a full menu of premium residential technology services that will result in time and cost savings to residents.

During fiscal 2007, the Company intends to remain positive EBITDA on a quarterly basis, continue to convert low revenue producing private cable bulk properties to the DIRECTV platform, increase its broadband penetration in its DIRECTV properties and to accelerate its subscriber growth. In particular, the Company is undertaking several initiatives, including implementing a new marketing program in several exclusive and choice properties designed to encourage customers to subscribe to DIRECTV services, and in many instances, bundle the Company’s broadband services with the DIRECTV service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2006, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact of the adoption of this pronouncement, if any, on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (i) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (ii) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. We do not believe the adoption of this pronouncement will have any material effects on our consolidated financial position, results of operations, or cash flows.

RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

The following table sets forth for the three months ended December 31, 2006 and 2005, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005		Change ($)	Change (%)
REVENUE	$3,934,350	100%	$2,918,061	100%	$1,016,289	35%
Direct costs	1,538,981	39%	1,198,161	41%	340,820	28%
Sales expenses	332,774	8%	409,293	14%	(76,519)	-19%
Customer service and operating expenses	1,132,803	29%	1,101,903	38%	30,900	3%
General and administrative expenses	1,160,734	30%	1,191,974	41%	(31,240)	-3%
Depreciation and amortization	1,243,644	32%	990,678	34%	252,966	26%
OPERATING LOSS	(1,474,586)	-38%	(1,973,948)	-68%	499,362	-25%
Total other income (expense), net	(183,425)	-4%	56,404	2%	(239,829)	-425%
NET LOSS	$(1,658,011)	-42%	$(1,917,544)	-66%	$259,533	-14%

Revenue.   Revenue for the three months ended December 31, 2006 increased 35% to $3,934,350, compared to revenue of $2,918,061 for the three months ended December 31, 2005. The revenue increase is directly attributable to the (i) 21% increase in the number of subscribers between the two periods, (ii) shift in subscribers from private cable to higher earning revenue streams of bulk DTH and BCA, and (iii) a 56% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from Private Cable continues.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended December 31,
	2006	2005
Private Cable Programming Revenue	23%	32%
DTH Programming Revenue and Subsidy	56%	51%
Internet Access Fees	12%	11%
Installation Fees, Wiring and other Sales	9%	6%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue Private Cable subscribers to DIRECTV service subscribers. This emphasis is expected to continue in fiscal 2007.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs dropped as a percent of revenue, however, direct costs increased to $1,538,981 for the three months ended December 31, 2006, as compared to $1,198,161 for the three months ended December 31, 2005, primarily attributable to the 21% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues, but a continued decrease expressed as a percent of revenue.

Sales Expenses.   Sales expenses were $332,774 for the three months ended December 31, 2006, compared to $409,293 in the three months ended December 31, 2005, which is a decrease as a percentage of revenue between the periods from 14% to 8%. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend of a reduction as a percent of revenue to continue as our subscriber growth and regional expansion continues.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,132,803, inclusive of $53,262 in noncash charges, for the three months ended December 31, 2006, as compared to $1,101,903, no noncash charges incurred, in the three months ended December 31, 2005, but resulted in a 9% decrease as a percent of revenue. This dollar increase is primarily the result of (i) the 21% increase in number of subscribers the Company serviced during these time periods, (ii) the utilization of contractors in new regions to assist with service, maintenance and project management, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reduction initiatives towards positive EBITDA were a factor in the decrease of 9% as a percent of revenue between the two periods. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2006		Three Months Ended December 31, 2005
Call center expenses	$374,654	33%	$404,150	37%
General operation expenses	354,452	31%	369,068	33%
Property system maintenance expenses	403,697	36%	328,685	30%
Total Customer Service and Operating Expense	$1,132,803	100%	$1,101,903	100%

General and Administrative Expenses.   General and administrative expenses decreased slightly to $1,160,734 for the three months ended December 31, 2006, from $1,191,974 for the three months ended December 31, 2005, primarily the result of lower noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended December 31, 2006 of $389,650; including $42,083 for share-based compensation for nonemployees attributable to the fair value of warrants issued for services, $14,468 for excess discount for the issuance of common stock through the Employee Stock Purchase Plan, compensation expense of $11,973 for the issuance of common stock for bonuses, a provision of $100,507 for bad debt expense, and a recognition of noncash share-based compensation expense of $220,619 based upon the fair value at the grant dates for all option awards (current and previously granted) to employees for the quarter ended December 31, 2006 pursuant to the adoption of SFAS 123R. The total stock-based compensation expense not yet recognized and expected to vest over the next 36 months is approximately $1,100,000.

Excluding these noncash charges from both periods of $389,650 and $434,191, respectively, general and administrative expenses were $771,084 (20% of revenue) for the three months ended December 31, 2006, compared to the $757,783 (26% of revenue) for the three months ended December 31, 2005.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $990,678 during the three months ended December 31, 2005 to $1,243,644 during the three months ended December 31, 2006.  The increase in depreciation and amortization is associated with the additional equipment being deployed.  Interest expense included noncash charges of $39,969 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006

Net Loss.   As a result of the above, and primarily the noncash charges of $1,726,525, the Company reports a net loss of $1,658,011 for the three months ended December 31, 2006, compared to net loss of $1,917,544 for the three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED DECEMBER 31, 2006

During the three months ended December 31, 2006 and 2005, the Company recorded a net loss of $1,658,011 and $1,917,544, respectively. At December 31, 2006, the Company had an accumulated deficit of $40,614,634.

On September 11, 2006, the Company entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility was specifically designed to provide a permanent funding solution to the Company’s subscriber growth capital requirements. The Credit Facility (subject to a borrowing base) is a non-amortizing five year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings in fiscal 2007, despite the availability of more capital through an increasing borrowing base.

The Credit Facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Credit Facility contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.  The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company’s needs by being divided into four $5 million increments. The Company is under no obligation to draw any increment beyond the first $5 million nor is it obligated to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. The Credit Facility requires that to access increments above $10 million that the Company comply with a quarterly covenant of positive EBITDA and maintain certain subscriber growth rates. As of December 31, 2006, the Company has borrowings with a principal balance of $4,924,043 under the Credit Facility and $15,075,957 remains available for borrowing. The outstanding principal is payable on September 11, 2011.

Cash Balance.   At December 31, 2006, we had cash and cash equivalents of $1,161,697, compared to $3,238,939 at September 30, 2006. The decrease in our cash balance was primarily due to the purchase of access agreements, equipment and cash used in operations.

Due to our cash position as of December 31, 2006, primarily from the Credit Facility borrowings, we believe that the Company has adequate financial resources to fund operations through at least December 31, 2007. However, this is a capital-intensive business and the Company believes that it will need to access a portion of the second $5 million increment of the $20 million revolving Credit Facility during fiscal 2007. The Company further believes that the requirements of ongoing positive EBITDA and the 10,000 subscriber incremental growth requirements to access the third and fourth increments of the $20 million revolving Credit Facility are attainable.

Operating Activities.  Net cash used from operating activities included a $570,507 and $544,683 decrease in our accounts payable and other accrued liabilities during the three months ended December 31, 2006 and 2005, respectively. Additionally, during the three months ended December 31, 2006 the net increase in accounts receivable was $463,818 compared to a net decrease of $246,971 for the three months ended December 31, 2005.  Our net losses of $1,658,011 and $1,917,544 for the three months ended December 31, 2006 and 2005, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,726,525 and $1,424,869 for the same periods.

As at December 31, 2006, we had working capital of approximately $1,202,000, compared to working capital of approximately $2,063,000 as at September 30, 2006. We believe that we have the ability to meet current operating activities through current revenue levels and expected revenue growth, and it is anticipated that working capital, in conjunction with the funds available through the Credit Facility, will be sufficient to fund the Company’s growth through the end of the fiscal year and beyond.

Investing Activities.   During the three months ended December 31, 2006 and 2005, we purchased $1,447,502 and $2,157,458, respectively, of equipment relating to subscriber additions during the periods and for future periods. During the same periods, we paid $695,865 and $42,864 for the acquisition of intangible assets.

Financing Activities.   During the three months ended December 31, 2006, we used $25,746 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $75,254 through the issuance of 334,398 shares of common stock from the exercise of options and $3,915 from 6,317 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, we borrowed $1,044,475 through the Credit Facility. During the three months ended December 31, 2005, we used $25,634 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities, we issued 350,000 common shares upon the exercise of previously issued warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500 and issued 8,687 shares of common stock through the Employee Stock Purchase Plan for proceeds of $14,736.

Capital Commitments and Contingencies.   We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.   We believe that we have sufficient cash resources and availability under the Credit Facility to cover current levels of operating expenses and working capital needs. Should the Company not be able to access additional increments under the $20 million Credit Facility, it will still be able to meet its current level of operating expenses through current revenues, however, it would have to scale back its capital expenditures and growth.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operating results and cash flows are subject to minor fluctuations from changes in foreign currency exchange rates and interest rates.

We maintain relationships with certain suppliers in Canada. To date, the market risk associated with foreign currency exchange rates has not been material in relation to the Company’s financial position, results of operations, or cash flows. The Company does not have any significant trade accounts receivable, trade accounts payable, or commitments in a currency other than that of the reporting unit’s functional currency. A 10% adverse change in the underlying foreign currency exchange rates would not have a material impact to our financial condition. As such, the Company does not currently use derivative financial instruments to manage the exposure in its non-U.S. operations or for trading or speculative purposes.

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At December 31, 2006, the principal balance outstanding under this arrangement was $4,664,732, net of debt discount of $259,311. Interest costs would increase by approximately $50,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

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

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, and the Vice President of Finance and Administration, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed on January 2, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2007	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2007	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance