Form 10-Q
period 2007-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2007-05-10
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 10, 2007
Common Stock, $0.001 par value per share	51,339,316 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2007 (Unaudited) and September 30, 2006

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,658	$3,238,939
Accounts receivable-trade, net of an allowance of $144,406 and $162,402	1,813,702	1,642,179
Prepaid expenses and deposits	390,664	387,812
TOTAL CURRENT ASSETS	2,277,024	5,268,930

Telecommunications equipment inventory	912,598	906,448
Property and equipment, net of accumulated depreciation of $10,476,490 and $8,384,705	19,546,903	18,719,922
Intangible assets, net of accumulated amortization of $3,652,563 and $3,241,154	2,157,528	1,822,415
Deferred finance costs, net of accumulated amortization of $57,607 and $7,415	451,112	451,304
TOTAL ASSETS	$25,345,165	$27,169,019

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,387,609	$1,131,462
Other accrued liabilities	600,019	1,348,999
Current portion of deferred revenue	533,878	597,356
Current portion of note payable	49,365	48,732
Current portion of capital lease obligations	78,272	79,306
TOTAL CURRENT LIABILITIES	2,649,143	3,205,855

Deferred revenue, net of current portion	273,162	251,522
Credit line borrowing, net of debt discount	4,891,903	3,603,378
Note payable, net of current portion	77,298	102,115
Capital lease obligations, net of current portion	55,864	88,043
TOTAL LIABILITIES	7,947,370	7,250,913
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,339,316 and 50,462,121 shares issued and outstanding	51,338	50,462
Additional paid-in capital	59,689,990	58,823,997
Accumulated deficit	(42,343,533)	(38,956,353)
TOTAL STOCKHOLDERS’ EQUITY	17,397,795	19,918,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,345,165	$27,169,019

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006

REVENUE	$7,915,835	$6,244,197	$3,981,485	$3,326,136

OPERATING EXPENSES
Direct costs	3,278,458	2,465,413	1,739,477	1,267,252
Sales expenses	663,768	887,232	330,994	477,939
Customer service and operating expenses	2,309,798	2,435,325	1,176,995	1,333,422
General and administrative expenses	2,164,099	2,533,443	1,003,365	1,341,469
Depreciation and amortization	2,503,165	2,076,373	1,259,521	1,085,695
TOTALS	10,919,288	10,397,786	5,510,352	5,505,777

OPERATING LOSS	(3,003,453)	(4,153,589)	(1,528,867)	(2,179,641)

Other income (expense)
Interest income	26,183	101,992	3,366	40,660
Interest expense	(409,910)	(9,772)	(203,668)	(4,844)
NET LOSS	$(3,387,180)	$(4,061,369)	$(1,729,169)	$(2,143,825)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.08)	$(0.03)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,162,242	50,077,618	51,324,899	50,185,014

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2007
(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, October 1, 2006	50,462,121	$50,462	$58,823,997	$(38,956,353)	$19,918,106
Issuance of common stock for employee wages	311,008	311	192,513		192,824
Issuance of common stock for employee bonuses	207,395	207	128,840		129,047
Issuance of common stock through employee stock purchase plan	24,394	24	32,880		32,904
Issuance of common stock for options exercised, including effects of net share settlements	334,398	334	74,920		75,254
Share-based compensation - employees			436,840		436,840
Net loss				(3,387,180)	(3,387,180)
Balance, March 31, 2007	51,339,316	$51,338	$59,689,990	$(42,343,533)	$17,397,795

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2007 and 2006
(Unaudited)

	For the Six Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(3,387,180)	$(4,061,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	176,094	84,923
Inventory provision	—	57,977
Depreciation and amortization	2,503,165	2,076,373
Share-based compensation expense - employees	436,840	559,192
Share-based compensation expense - nonemployees	63,125	192,708
Charge to interest expense for amortization of deferred finance costs and debt discount	80,882	—
Compensation expense for issuance of common stock through employee stock purchase plan	17,030	10,285
Compensation expense for issuance of common stock for employee bonuses	34,932	30,145
Compensation expense for issuance of common stock for employee wages	33,945	—
Changes in operating assets and liabilities:
Accounts receivable	(347,617)	(58,527)
Prepaid expenses and deposits	(65,977)	(33,544)
Accounts payable	256,147	(186,601)
Other accrued liabilities	(495,986)	(196,599)
Deferred revenue	(41,838)	32,244
Net cash used in operating activities	(736,438)	(1,492,793)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,924,887)	(4,468,353)
Acquisition of intangible assets	(746,522)	(42,864)
Net cash used in investing activities	(3,671,409)	(4,511,217)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,257,835	—
Deferred finance costs	(50,000)	—
Payments of notes payable	(24,184)	(22,305)
Proceeds from purchase of common stock through employee stock purchase plan	15,874	24,332
Proceeds from options exercised	75,254	—
Proceeds from warrants exercised	—	87,500
Payments of capital lease obligations	(33,213)	(30,043)
Net cash provided by financing activities	1,241,566	59,484
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,166,281)	(5,944,526)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,238,939	9,358,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,658	$3,413,495

	For the Six Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$158,879	$0

Issuance of 151,799 shares of common stock for employee bonuses	$94,115	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$329,028	$9,772

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

Use of Estimates:

The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments, valuation of deferred tax assets and potentially impaired long-lived assets. Actual results could differ from those estimates.

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

For the six and three months ended March 31, 2007 and 2006, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the six and three months ended March 31, 2007 and 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	March 31, 2007	March 31, 2006
Warrants	5,385,550	5,298,884
Options	2,837,674	3,278,925
Potentially dilutive common shares	8,223,224	8,577,809

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2007 and 2006, the Company recognized share-based compensation expense for employees of $436,840 and $559,192, respectively, and $216,221 and $279,614 for the three months ended March 31, 2007 and 2006, respectively. Additionally, during the six months ended March 31, 2007 and 2006, the Company recognized share-based compensation expense for non-employees that were also based on grant date fair values of $63,125 and $192,708, respectively, and $21,042 and $96,533 for the three months ended March 31, 2007 and 2006, respectively.

The fair values of options granted during the six months ended March 31, 2007 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) based on the following weighted average assumptions:

	Six Months Ended March 31, 2007
Expected volatility	52%
Risk-free interest rate	4.72%
Expected option term	5	years
Expected dividends	0%

No options were granted for the six months ended March 31, 2006.

Employee Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended March 31, 2007:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,602,072	$1.81
Granted (weighted average fair value of $0.38 per share)	595,000	$0.75
Expired	(25,000)	$0.99
Exercised (1)	(334,398)	$0.33		$165,600
Outstanding at March 31, 2007	2,837,674	$1.77	3.0	$252,574
Exercisable at March 31, 2007	1,968,228	$1.86	2.6	$175,407

(1)
Of the 334,398 options exercised during the three months ended December 31, 2006, 191,958 options were granted cashless exercise status by the Board of Directors, so that upon exercise of these options, 85,602 options were surrendered back to the Company at fair market value of $0.74 per share in lieu of the exercise price, with the remaining 106,356 shares issued to the employees. No options were granted or exercised during the three months ended March 31, 2007.

As of March 31, 2007, options to purchase 121,994 shares were available for grant under the Company’s 2001 Employee Stock Option Plan.

An additional charge of approximately $837,000 is expected to vest and be recognized subsequent to March 31, 2007 over a weighted average period of 33 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the six months ended March 31, 2007, the Company issued 24,394 shares of common stock for aggregate proceeds of $15,874 from employees who purchased shares under the 2001 Employee Stock Purchase Plan through accrued compensation.   The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. The Company recognized expense for the full discount for the six and three months ended March 31, 2007 of $17,030 and $2,562, respectively.

Additionally, during the six months ended March 31, 2007, (i) the Company recognized compensation expense of $33,945 for the issuance of 54,750 shares of common stock for employee severance and wages and $34,932 for the issuance of 55,596 shares of common stock for employee bonuses, and (ii) the Company issued 256,258 shares of common stock for $158,879 in compensation expense and 151,799 shares of common stock for $94,115 in employee bonuses that were previously accrued in the year ended in September 30, 2006, but had not yet been issued.

Warrants:

During the six months ended March 31, 2007, no warrants were granted or exercised and 913,335 warrants expired and 5,385,550 warrants remained outstanding at a weighted average exercise price of $2.13 per share.

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

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. As of March 31, 2007, the Company had drawn into the second increment and has borrowed a total of $5,137,404 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of March 31, 2007, net of debt discount of $245,501. The outstanding principal is payable on September 11, 2011 (see Note 3 of Audited Financial Statements). Currently, $14,862,596 remains available for borrowing under the Credit Facility subject to covenants described below.

As a result of drawing into the second $5,000,000 increment, the Company incurred an annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in February 2008.

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

During the six month period ended March 31, 2007, the Company acquired access agreements and/or telecommunications equipment for a number of properties in various stages of completion and/or deployment. The acquisition costs were allocated to the fair value of the net assets acquired, as set forth below:

Property and equipment	$242,578
Amortizable intangible assets	746,522
Total Acquisition Cost	$989,100

Intangible assets are being amortized on a straight line basis over five years.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Issued and Not Yet Effective Accounting Pronouncements

•	Results of Operations - Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

•	Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

•	Liquidity and Capital Resources - Six Months Ended March 31, 2007

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

The Company earns its revenue through the sale of digital satellite television programming and high-speed Internet services to owners and residents of MDUs. It negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”). The DBS service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV® programming packages.  From the DBS offerings the Company receives the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price the Company charges subscribers for the private cable programming package. The Company provides the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to as either Bulk DTH, Bulk PC, Bulk Choice Advantage (“BCA”) or Bulk ISP type subscribers in the Company’s periodic filings. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

The Company’s revenue for the current quarter ended March 31, 2007 was $3,981,485, an increase of 20% over the same period ended March 31, 2006. The Company’s average monthly revenue per subscriber (“ARPU”) at March 31, 2007 was $26.95, an increase of 3% over the year ended September 30, 2006. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

For the six and three months ended March 31, 2007, the Company reports positive earnings before interest, taxes, depreciation, amortization and noncash charges (“EBITDA”) of $287,861 and $53,074, respectively. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net income or loss of - in the Company’s case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2007	2006	2007	2006
EBITDA	$287,861	$(1,039,994)	$53,074	$(552,247)
Interest Expense	(329,028)	(9,772)	(162,755)	(4,844)
Deferred finance costs and debt discount amortization (interest expense)	(80,882)	—	(40,913)	—
Provision for doubtful accounts	(176,094)	(84,923)	(75,587)	(28,024)
Provision for inventory reserve	—	(57,977)	—	(57,977)
Depreciation and Amortization	(2,503,165)	(2,076,373)	(1,259,521)	(1,085,695)
Share-based compensation expense - employees	(436,840)	(559,192)	(216,221)	(279,614)
Compensation expense for issuance of common stock through employee stock purchase plan	(17,030)	(10,285)	(2,562)	(8,726)
Compensation expense for issuance of common stock for employee bonuses	(34,932)	(30,145)	(7,459)	(30,145)
Compensation expense for issuance of common stock for employee wages	(33,945)	—	—	—
Compensation expense accrued to be settled through the issuance of common stock	—	—	3,817	—
Share-based compensation expense - nonemployees	(63,125)	(192,708)	(21,042)	(96,553)
Net Loss	$(3,387,180)	$(4,061,369)	$(1,729,169)	$(2,143,825)

The Company added 2,542 net subscribers during the quarter and reports 51,381 total billable subscribers as of March 31, 2007, a 15% increase over total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of March 31, 2006	Subscribers as of June 30, 2006	Subscribers as of Sept. 30, 2006	Subscribers as of Dec. 31, 2006	Subscribers as of March 31, 2007
Bulk DTH	7,226	7,830	8,475	9,079	9,823
DTH Choice / Exclusive	7,857	7,703	8,095	7,988	8,225
Bulk PC	18,011	17,778	17,596	16,107	15,825
PC Choice / Exclusive	1,303	1,230	1,240	1,219	1,397
Bulk Choice Advantage (BCA)	4,627	4,818	5,334	7,420	8,164
Bulk ISP	3,116	3,100	3,118	4,093	4,857
ISP Choice / Exclusive	2,586	2,625	2,795	2,933	3,090
Total Subscribers	44,726	45,084	46,653	48,839	51,381

As of March 31, 2007, the Company’s Midwest regional office served 12,769 subscribers, the Southeast regional office served 13,099 subscribers, the Mid-Atlantic regional office served 9,590 subscribers and the Company’s Northeast regional office served 15,923 subscribers. As of March 31, 2007, the Company had 116 full-time employees.

As of March 31, 2007, the Company had 58 properties and 24,333 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 4,343 units that moved out of WIP and started construction on 975 units that entered WIP. Of the current WIP, 15,203 units (or 62%) are in new construction properties and 9,130 units (or 38%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 1,898; (ii) DTH Choice/Exclusive 10,660; (iii) BCA 1,371; (iv) Bulk PC 303; (v) PC Choice/Exclusive 2,593; (vi) Bulk ISP 1,589; and (vii) ISP Choice/Exclusive 5,919. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 8,794 “under contract” subscribers in WIP at March 31, 2007 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of March 31, 2007:	4,326	763	1,965	7,054
Existing conversion “under contract” subscribers as of March 31, 2007:	201	434	1,105	1,740
Total “under contract” subscribers:	4,527	1,197	3,070	8,794

During the remainder of fiscal 2007, the Company intends to remain EBITDA positive on a quarterly basis, continue to convert low revenue producing private cable bulk properties to the DIRECTV platform, increase its broadband penetration in its DIRECTV properties and to accelerate its subscriber growth. In particular, the Company is undertaking several initiatives, including implementing a new marketing program in several exclusive and choice properties designed to encourage customers to subscribe to DIRECTV services, and in many instances, bundle the Company’s broadband services with the DIRECTV service.

On April 11, 2007, the Company signed a nonbinding letter of intent with Multiband Corporation regarding the purchase of certain subscribers and associated assets from Multiband and the simultaneous provisioning of certain ongoing Multiband supplied subscriber management services.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2007, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the impact of the adoption of this pronouncement, if any, on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (" EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We are currently assessing the effect EITF No. 06-1 may have, if any, to our consolidated results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (" SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS 159 may have, if any, on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

The following table sets forth for the six months ended March 31, 2007 and 2006, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentage changes between the periods:

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006		Change ($)	Change (%)
REVENUE	$7,915,835	100%	$6,244,197	100%	$1,671,638	27%
Direct costs	3,278,458	42%	2,465,413	39%	813,045	33%
Sales expenses	663,768	8%	887,232	14%	(223,464)	-25%
Customer service and operating expenses	2,309,798	29%	2,435,325	39%	(125,527)	-5%
General and administrative expenses	2,164,099	27%	2,533,443	41%	(369,344)	-15%
Depreciation and amortization	2,503,165	32%	2,076,373	33%	426,792	21%
OPERATING LOSS	(3,003,453)	-38%	(4,153,589)	-66%	1,150,136	-28%
Total other income (expense)	(383,727)	-5%	92,220	1%	(475,947)	-516%
NET LOSS	$(3,387,180)	-43%	$(4,061,369)	-65%	$674,189	-17%

Revenue.   Revenue for the six months ended March 31, 2007 increased 27% to $7,915,835 compared to revenue of $6,244,197 for the six months ended March 31, 2006. The revenue increase is directly attributable to the (i) 15% increase in the number of subscribers between the two periods, (ii) shift in subscribers from private cable to higher earning revenue streams of bulk DTH and BCA, and (iii) 53% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  Our six months revenue has been derived, as a percent, from the following sources:

	Six Months Ended March 31,
	2007	2006
Private Cable Programming Revenue	22%	30%
DTH Programming Revenue and Subsidy	57%	53%
Internet Access Fees	13%	11%
Installation Fees, Wiring and other Sales	8%	6%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. For the six months ended March 31, 2007, approximately 1,900 subscribers have been converted from Private Cable to DIRECTV services. This emphasis is expected to continue in fiscal 2007.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $3,278,458 for the period ended March 31, 2007, as compared to $2,465,413 for the period ended March 31, 2006, primarily as a result of the increase in the number of subscribers over the six months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2007. Therefore, direct costs should decline as a percentage of revenue in fiscal 2007.

Sales Expenses.   Sales expenses were $663,768 for the six months ended March 31, 2007, compared to $887,232 for the six months ended March 31, 2006. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles during 2006. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing. We anticipate that sales expense as a percent of revenue will remain at a level below that of 2006.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $2,309,798, inclusive of $56,904 in noncash charges, for the six months ended March 31, 2007, as compared to $2,435,325, with no noncash charges incurred, in the six months ended March 31, 2006, a 10% decrease as a percent of revenue. These expenses remained comparable to the same period ended March 31, 2006, but are expected to increase throughout 2007 primarily as the result of (i) an increase in the number of subscribers the Company will service during these time periods, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future.

	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
Call center expenses	$758,987	33%	$847,973	35%
General operation expenses	725,431	31%	727,014	30%
Property system maintenance expenses	825,380	36%	860,338	35%
Total customer service and operating expense	$2,309,798	100%	$2,435,325	100%

General and Administrative Expenses.   General and administrative expenses decreased to $2,164,099 for the six months ended March 31, 2007, from $2,533,443 for the six months ended March 31, 2006. This also resulted in a 14% decrease as a percent of revenue, primarily the result of the effect of fixed expenses and reduced expenditures.

The Company had total noncash charges included in general and administrative expenses for the six months ended March 31, 2007 of $705,062; including $63,125 for share-based compensation for nonemployees attributable to the fair value of warrants issued for services, $17,030 for discount for the issuance of common stock through the Employee Stock Purchase Plan, compensation expense of $11,973 for the issuance of common stock for bonuses, a provision of $176,094 for bad debt expense, and a recognition of noncash share-based compensation expense of $436,840 based upon the fair value at the grant dates for all option awards (current and previously granted) to employees for the period ended March 31, 2007. The total stock-based compensation expense not yet recognized and expected to vest over the next 33 months is approximately $837,000.

Excluding these noncash charges for the six months ended March 31, 2007 and 2006 of $705,062 and $935,230, respectively, general and administrative expenses were $1,459,037 (18% of revenue) for the six months ended March 31, 2007, compared to $1,598,213 (26% of revenue) for the six months ended March 31, 2006.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $2,076,373 during the six months ended March 31, 2006, to $2,503,165 during the six months ended March 31, 2007. The increase in depreciation and amortization is associated with the additional equipment being deployed. Interest expense included noncash charges of $80,882 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006.

Net Loss.   Primarily as a result of the above, and noncash charges of $3,346,013, the Company reports a net loss of $3,387,180 for the six months ended March 31, 2007, compared to a net loss of $4,061,369 for the six months ended March 31, 2006.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

The following table sets forth for the three months ended March 31, 2007 and 2006, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006		Change ($)	Change (%)
REVENUE	$3,981,485	100%	$3,326,136	100%	$655,349	20%
Direct costs	1,739,477	44%	1,267,252	38%	472,225	37%
Sales expenses	330,994	8%	477,939	14%	(146,945)	-31%
Customer service and operating expenses	1,176,995	30%	1,333,422	40%	(156,427)	-12%
General and administrative expenses	1,003,365	25%	1,341,469	40%	(338,104)	-25%
Depreciation and amortization	1,259,521	31%	1,085,695	33%	173,826	16%
OPERATING LOSS	(1,528,867)	-38%	(2,179,641)	-65%	650,774	-30%
Total other income (expense)	(200,302)	-5%	35,816	1%	(236,118)	-659%
NET LOSS	$(1,729,169)	-43%	$(2,143,825)	-64%	$414,656	-19%

Revenue.   Revenue for the three months ended March 31, 2007 increased 20% to $3,981,485, compared to revenue of $3,326,136 for the three months ended March 31, 2006. The revenue increase is directly attributable to the (i) 15% increase in the number of subscribers between the two periods, (ii) shift in subscribers from private cable to higher earning revenue streams of bulk DTH and BCA, and (iii) 19% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from Private Cable continues.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31,
	2007	2006
Private Cable Programming Revenue	22%	28%
DTH Programming Revenue and Subsidy	57%	54%
Internet Access Fees	13%	11%
Installation Fees, Wiring and other Sales	8%	7%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue Private Cable subscribers to DIRECTV service subscribers. This emphasis is expected to continue throughout the remainder of fiscal 2007.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $1,739,477 for the three months ended March 31, 2007, as compared to $1,267,252 for the three months ended March 31, 2006, primarily attributable to the 15% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $330,994 for the three months ended March 31, 2007, compared to $477,939 for the three months ended March 31, 2006, which is a decrease as a percentage of revenue between the periods from 14% to 8%. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend of a reduction as a percent of revenue to continue as our subscriber growth and regional expansion continues.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,176,995, inclusive of $3,642 in noncash charges, for the three months ended March 31, 2007, as compared to $1,333,422, with no noncash charges incurred, in the three months ended March 31, 2006, and resulted in a 10% decrease as a percent of revenue. It is anticipated that expenses will increase, but continue to decrease as a percent of revenue, primarily as the result of (i) the utilization of contractors in new regions to assist with service, maintenance and project management, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reductions were a factor in the decrease of 10% as a percent of revenue and a 12% reduction in expense between the two periods. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
Call center expenses	$384,333	33%	$443,823	33%
General operation expenses	370,979	31%	357,946	27%
Property system maintenance expenses	421,683	36%	531,653	40%
Total customer service and operating expense	$1,176,995	100%	$1,333,422	100%

General and Administrative Expenses.   General and administrative expenses decreased to $1,003,365 for the three months ended March 31, 2007, from $1,341,469 for the three months ended March 31, 2006, primarily the result of expense reduction initiatives and lower noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended March 31, 2007 of $315,412; including $21,042 for share-based compensation for nonemployees attributable to the fair value of warrants issued for services, $2,562 for discount for the issuance of common stock through the Employee Stock Purchase Plan, a provision of $75,587 for bad debt expense, and a recognition of noncash share-based compensation expense of $216,221 based upon the fair value at the grant dates for all option awards (current and previously granted) to employees for the quarter ended March 31, 2007. The total stock-based compensation expense not yet recognized and expected to vest over the next 33 months is approximately $837,000.

Excluding these noncash charges for the three months ended March 31, 2007 and 2006 of $315,412 and $501,039, respectively, general and administrative expenses were $687,953 (17% of revenue) for the three months ended March 31, 2007, compared to the $840,430 (25% of revenue) for the three months ended March 31, 2006.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,085,695 during the three months ended March 31, 2006 to $1,259,521 during the three months ended March 31, 2007.  The increase in depreciation and amortization is associated with the additional equipment being deployed.  Interest expense included noncash charges of $40,913 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006.

Net Loss.   As a result of the above, and primarily the noncash charges of $1,619,488, the Company reports a net loss of $1,729,169 for the three months ended March 31, 2007, compared to net loss of $2,143,825 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED MARCH 31, 2007

During the six months ended March 31, 2007 and 2006, the Company recorded a net loss of $3,387,180 and $4,061,369, respectively. At March 31, 2007, the Company had an accumulated deficit of $42,343,533.

On September 11, 2006, the Company entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility was specifically designed to provide a permanent funding solution to the Company’s subscriber growth capital requirements. The Credit Facility (subject to a borrowing base) is a non-amortizing five year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on EBITDA and subscriber growth, and given the Company realized positive EBITDA for the three months ended March 31, 2007, an increasing percentage of future subscriber acquisition costs should be funded from anticipated earnings in fiscal 2007, despite the availability of more capital through an increasing borrowing base.

The Credit Facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property and equipment. The Credit Facility contains covenants limiting the Company’s ability to, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.  The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company’s needs by being divided into four $5 million increments. The Company is under no obligation to draw any increment beyond the first $5 million nor is it obligated to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. The Credit Facility requires that to access increments above $10 million that the Company comply with a quarterly covenant of positive EBITDA and maintain certain subscriber growth rates. As of March 31, 2007, the Company partially accessed the second increment and has borrowings with a principal balance of $5,137,404 under the Credit Facility and $14,862,596 remains available for borrowing. The outstanding principal is payable on September 11, 2011.

Cash Balance.   At March 31, 2007, we had cash and cash equivalents of $72,658, compared to $3,238,939 at September 30, 2006. The decrease in our cash balance was primarily due to the purchase of equipment and cash used in operations.

Considering our revenues and cash position as of March 31, 2007 and funds available from the Credit Facility, we believe that the Company has adequate financial resources to fund operations through at least March 31, 2008. The Company accessed a portion of the second $5 million increment of the $20 million revolving Credit Facility. The Company further believes that the requirements of ongoing positive EBITDA and the incremental growth requirements to access the third and fourth increments of the $20 million revolving Credit Facility are attainable.

Operating Activities.  Net cash used from operating activities included a $239,839 and $383,200 decrease in our accounts payable and other accrued liabilities during the six months ended March 31, 2007 and 2006, respectively. Additionally, during the six months ended March 31, 2007 and 2006 the net increase in accounts receivable was $347,617 and $58,527, respectively. Our net losses of $3,387,180 and $4,061,369 for the six months ended March 31, 2007 and 2006, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $3,346,013 and $3,011,603 for the same periods.

As at March 31, 2007, we had negative working capital of approximately $372,000, compared to working capital of approximately $2,063,000 as at September 30, 2006. To minimize the draw on the credit facility and the liability, the Company expects to be at a break-even or negative working capital. However, we believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through March 31, 2008.

Investing Activities.   During the six months ended March 31, 2007 and 2006, we purchased $2,924,887 and $4,468,353, respectively, of equipment relating to subscriber additions during the periods and for future periods. During the same periods, we paid $746,522 and $42,864 for the acquisition of intangible assets.

Financing Activities.   During the six months ended March 31, 2007, we used $57,397 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $75,254 through the issuance of 334,398 shares of common stock from the exercise of options and $15,874 from 24,394 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, we incurred $50,000 in deferred finance costs and borrowed $1,257,835 through the Credit Facility. During the six months ended March 31, 2006, we used $52,348 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities in 2006, we issued 350,000 common shares upon the exercise of previously issued warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500 and issued 16,426 shares of common stock through the Employee Stock Purchase Plan for proceeds of $24,332.

Capital Commitments and Contingencies.   We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.   We believe that we have sufficient cash resources and availability from revenues and under the Credit Facility to cover current levels of operating expenses and working capital needs. Should the Company not be able to access additional increments under the $20 million Credit Facility, it will still be able to meet its current level of operating expenses through current revenues, however, it would have to scale back its capital expenditures and growth.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At March 31, 2007, the principal balance outstanding under this arrangement was $4,891,903, net of debt discount of $245,501. Interest costs would increase by approximately $52,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

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

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, and the Vice President of Finance and Administration, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.2- Rule 13a-14(a)/15d-14(a) Certification, executed by Carmen Ragusa, Jr., Vice President of Finance and Administration of MDU Communications International, Inc.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 10, 2007	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 10, 2007	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance and Administration