Form 10-Q
period 2007-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2007-08-09
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 9, 2007
Common Stock, $0.001 par value per share	51,556,989 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and September 30, 2006

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$273,452	$3,238,939
Accounts receivable-trade, net of an allowance of $152,610 and $162,402	1,629,363	1,642,179
Prepaid expenses and deposits	500,618	387,812
TOTAL CURRENT ASSETS	2,403,433	5,268,930

Telecommunications equipment inventory	826,212	906,448
Property and equipment, net of accumulated depreciation of $11,555,474 and $8,384,705	20,106,965	18,719,922
Intangible assets, net of accumulated amortization of $3,843,857 and $3,241,154	2,528,189	1,822,415
Deferred finance costs, net of accumulated amortization of $93,043 and $7,415	415,676	451,304
TOTAL ASSETS	$26,280,475	$27,169,019

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,520,036	$1,131,462
Other accrued liabilities	446,266	1,348,999
Current portion of deferred revenue	501,118	597,356
Current portion of note payable	49,365	48,732
Current portion of capital lease obligations	78,272	79,306
TOTAL CURRENT LIABILITIES	2,595,057	3,205,855

Deferred revenue, net of current portion	337,125	251,522
Credit line borrowing, net of debt discount	7,249,844	3,603,378
Note payable, net of current portion	65,068	102,115
Capital lease obligations, net of current portion	35,050	88,043
TOTAL LIABILITIES	10,282,144	7,250,913

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,556,989 and 50,462,121 shares issued and outstanding	51,556	50,462
Additional paid-in capital	60,016,275	58,823,997
Accumulated deficit	(44,069,500)	(38,956,353)
TOTAL STOCKHOLDERS’ EQUITY	15,998,331	19,918,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,280,475	$27,169,019

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2007 and 2006
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
REVENUE	$11,872,813	$9,693,949	$3,956,978	$3,449,752

OPERATING EXPENSES
Direct costs	5,044,104	3,875,512	1,765,646	1,410,099
Sales expenses	955,966	1,328,514	292,198	441,282
Customer service and operating expenses	3,443,035	3,676,776	1,133,237	1,241,451
General and administrative expenses	3,147,718	3,961,891	983,619	1,428,448
Depreciation and amortization	3,775,221	3,215,117	1,272,056	1,138,774
TOTALS	16,366,044	16,057,810	5,446,756	5,660,054

OPERATING LOSS	(4,493,231)	(6,363,861)	(1,489,778)	(2,210,302)

Other income (expense)
Gain on sale of customers, and related property and equipment	14,245	—	14,245	—
Interest income	26,618	124,918	435	22,926
Interest expense	(660,779)	(16,945)	(250,869)	(7,173)
NET LOSS	$(5,113,147)	$(6,255,888)	$(1,725,967)	$(2,194,549)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.12)	$(0.03)	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,223,580	50,135,794	51,346,257	50,252,146

  See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2007
(Unaudited)

			Additional
	Common stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balance, October 1, 2006	50,462,121	$50,462	$58,823,997	$(38,956,353)	$19,918,106
Issuance of common stock for accrued compensation	311,008	311	192,513		192,824
Issuance of common stock for employee bonuses	210,473	210	131,145		131,355
Issuance of common stock through employee stock purchase plan	32,003	32	40,076		40,108
Issuance of restricted common stock for compensation for services	140,000	140	113,860		114,000
Issuance of common stock for options exercised, including effects of net share settlements	401,384	401	83,103		83,504
Share-based compensation - employees			631,581		631,581
Net loss				(5,113,147)	(5,113,147)
Balance, June 30, 2007	51,556,989	$51,556	$60,016,275	$(44,069,500)	$15,998,331

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

	For the Nine Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(5,113,147)	$(6,255,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	176,094	107,044
Inventory provision	—	57,977
Depreciation and amortization	3,775,221	3,215,117
Share-based compensation expense - employees	631,581	831,222
Share-based compensation expense - nonemployees	63,125	346,930
Charge to interest expense for amortization of deferred finance costs and debt discount	130,127	—
Compensation expense for issuance of common stock through employee stock purchase plan	18,526	4,742
Compensation expense for issuance of common stock for employee bonuses	37,240	78,833
Compensation expense for issuance of common stock for employee wages	33,945	—
Compensation expense for issuance of restricted common stock	60,000	—
Gain on sale of customers and related property and equipment	(14,245)	—
Changes in operating assets and liabilities:
Accounts receivable	(163,278)	92,470
Prepaid expenses and deposits	(121,931)	(112,304)
Accounts payable	388,574	281,462
Other accrued liabilities	(649,739)	(334,497)
Deferred revenue	(10,635)	(3,016)
Net cash used in operating activities	(758,542)	(1,689,908)
INVESTING ACTIVITIES
Purchase of property and equipment	(4,545,787)	(6,414,878)
Proceeds from sale of customers and related property and equipment	80,715	—
Acquisition of intangible assets	(1,308,485)	(42,864)
Net cash used in investing activities	(5,773,557)	(6,457,742)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	3,601,967	—
Deferred financing costs	(50,000)	—
Payments of notes payable	(36,414)	(33,791)
Proceeds from purchase of common stock through employee stock purchase plan	21,582	33,473
Proceeds from options exercised	83,504	15,719
Proceeds from warrants exercised	—	87,500
Payments of capital lease obligations	(54,027)	(55,714)
Net cash provided by financing activities	3,566,612	47,187
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,965,487)	(8,100,463)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,238,939	9,358,021
CASH AND CASH EQUIVALENTS, END OF PERIOD	$273,452	$1,257,558

	For the Nine Months Ended June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$158,879	$-

Issuance of 151,799 shares of common stock for employee bonuses	$94,115	$-

Issuance of 60,000 shares of restricted common stock for compensation for services	$54,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$530,652	$16,945

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

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement:

On June 5, 2007, the Company signed a new Key Account Operator Agreement with DIRECTV, Inc. (the "Agreement"). The new Agreement is effective June 1, 2007 and replaces the current agreement dated September 29, 2003 which was already in its first renewal period. A vast majority of the terms set forth in the September 29, 2003 agreement have been carried over to the new Agreement, however, the significant changes are set forth below.

This Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased.

Under the terms of the new Agreement, the Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The "activation fee" paid will be slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it will remain the same amount as previously paid to the Company for subscribers in the Company's bulk properties.

Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

The term of the new Agreement essentially mirrors the previous agreement, that being a three year term with two two-year automatic renewals upon achieving a moderate level of subscriber additions.

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

For the nine and three months ended June 30, 2007 and 2006, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the nine and three months ended June 30, 2007 and 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	June 30, 2007	June 30, 2006
Warrants	3,969,567	5,298,884
Options	2,748,340	3,195,174
Potentially dilutive common shares	6,717,907	8,494,058

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2007 and 2006, the Company recognized share-based compensation expense for employees of $631,581 and $831,222, respectively, and $194,741 and $272,030 for the three months ended June 30, 2007 and 2006, respectively. Additionally, during the nine months ended June 30, 2007 and 2006, the Company recognized share-based compensation expense for non-employees that were also based on grant date fair values of $63,125 and $346,930, respectively. There was no share-based compensation expense for non-employees for the three months ended June 30, 2007 and $154,222 for the three months ended June 30, 2006.

The fair values of options granted during the nine months ended June 30, 2007 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) based on the following weighted average assumptions:

Nine Months Ended June 30, 2007
Expected volatility	63%
Risk-free interest rate	4.73%
Expected option term	4.1 years
Expected dividends	0%

No options were granted for the nine months ended June 30, 2006.

Certain members of our Board of Directors have been granted shares of restricted common stock as part of their approved compensation for Board service in fiscal 2007 and in fiscal 2008. The Company recognized compensation expense of $60,000 based on the fair value determined by the quoted market price at the grant date through the issuance of 80,000 shares of restricted stock during the three months ended June 30, 2007. Additionally, as a result of the grant, 60,000 shares of restricted stock were issued during the three months ended June 30, 2007 with a fair value of $54,000 based on the quoted market price at the grant date that will be recognized during the next twelve months beginning July 1, 2007.

 Employee Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2007:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2006	2,602,072	$1.81
Granted (weighted average fair value of $0.38 per share)	595,000	$0.75
Expired	(47,348)	$0.68
Exercised (1)	(401,384)	$0.33		$169,244
Outstanding at June 30, 2007	2,748,340	$1.82	2.9	$191,070
Exercisable at June 30, 2007	2,034,720	$1.94	2.4	$127,913

(1)
Of the 509,334 options exercised during the nine months ended June 30, 2007, 256,292 options were granted cashless exercise status by the Board of Directors, so that upon exercise of these options, 85,602 options were surrendered back to the Company during the three months ended December 31, 2006 at fair market value of $0.74 per share and an additional 22,348 options were surrendered back to the Company during the three months ended June 30, 2007 at fair market value of $0.95 in lieu of the exercise price, with the remaining 148,342 shares issued to the employees. No options were granted during the three months ended June 30, 2007.

As of June 30, 2007, options to purchase 144,342 shares were available for grant under the Company’s 2001 Employee Stock Option Plan.

An additional charge of approximately $643,000 is expected to vest and be recognized subsequent to June 30, 2007 over a weighted average period of 30 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the nine months ended June 30, 2007, the Company issued 32,003 shares of common stock for aggregate proceeds of $21,582 from employees who purchased shares under the 2001 Employee Stock Purchase Plan through accrued compensation.   The purchase price per share under the Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower. The Company recognized expense for the full discount for the nine and three months ended June 30, 2007 of $18,526 and $1,496, respectively.

Additionally, during the nine months ended June 30, 2007, (i) the Company recognized compensation expense of $33,945 for the issuance of 54,750 shares of common stock for employee wages and $37,240 for the issuance of 58,674 shares of common stock for employee bonuses, and (ii) the Company issued 256,258 shares of common stock for $158,879 in compensation expense and 151,799 shares of common stock for $94,115 in employee bonuses that were previously accrued in the year ended in September 30, 2006, but had not yet been issued.

Warrants:

During the nine months ended June 30, 2007, no warrants were granted or exercised and 2,329,317 warrants expired and 3,969,567 warrants remained outstanding at a weighted average exercise price of $2.01 per share.

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

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. As of June 30, 2007, the Company had drawn into the second increment and has borrowed a total of $7,481,536 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of June 30, 2007, net of debt discount of $231,692. The outstanding principal is payable on September 11, 2011 (see Note 3 of Audited Financial Statements). As of June 30, 2007, $12,518,464 remains available for borrowing under the Credit Facility subject to covenants described below.

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

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the nine month period ended June 30, 2007, the Company acquired access agreements and/or telecommunications equipment for a number of properties in various stages of completion and/or deployment. The acquisition costs were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$488,352
Amortizable intangible assets	1,308,485
Total Acquisition Cost	$1,796,837

Intangible assets are being amortized on a straight line basis over five years.

7.	GAIN ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On June 1, 2007, the Company received notification that a property, which was previously acquired by the Company, was exercising its previously negotiated right to terminate its access agreement with the Company. In accordance with the “Buyout Schedule” contained within the access agreement, upon payment of the buyout fee, ownership of the equipment transfers to the property. The Company received proceeds of $80,715 which resulted in a gain of $14,245.

8.	SUBSEQUENT EVENTS

On July 19, 2007, the Company executed an asset purchase agreement to acquire 11,166 subscribers and the related access agreement and telecommunications assets located in 189 multi-family properties from Multiband Corporation. Concurrent with the signing of the agreement, the Company closed on the initial purchase of 7,280 subscribers located in 165 properties. The parties expect to close on the balance of 3,886 subscribers in 24 properties over the next sixty day period. Collectively, the 189 properties represent approximately 34,500 units passed by wire. The acquisition purchase price was $4.01 million payable in cash at the closings for the entire 11,166 subscribers.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Issued and Not Yet Effective Accounting Pronouncements

•	Results of Operations - Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

•	Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

•	Liquidity and Capital Resources - Nine Months Ended June 30, 2007

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

SUMMARY OF RESULTS AND RECENT EVENTS

In addition to remaining positive EBITDA for the fourth consecutive quarter, the Company also accomplished several important milestones during the quarter and through the date of this filing:

Effective June 1, 2007, the Company entered into a new Key Account Operator Agreement with DIRECTV which replaced the current agreement dated September 29, 2003. Although a vast majority of the terms set forth in the September 29, 2003 agreement have been carried over to the new agreement, several of the new terms are very beneficial to the Company in positioning itself for greater growth, such as (i) the agreement will result in an approximate 30% increase in the percentage of the monthly recurring residual fees (for choice and exclusive subscribers and a lesser increase for some bulk subscribers) the Company receives from DIRECTV (which are based upon the monthly programming revenue DIRECTV receives from subscribers) as well as the number of DIRECTV digital programming packages that qualify for residual fees has increased, (ii) the agreement provides for an approximate 80% subsidy to the Company on the standard digital set-top receivers (and a lesser subsidy for advances service set-top receivers) that the Company purchases and installs in a customer’s residence, resulting in a significant cost savings to the Company which will allow it to be more competitive with franchised cable, and (iii) the agreement provides for DIRECTV to have a "first option" to bid on Company-owned subscribers, at fair market value, that the Company may wish to sell. The term of the new agreement essentially mirrors the previous agreement, that being a three year term with two two-year automatic renewals upon achieving a moderate level of subscriber additions. The subsidy received on set-top receivers is important because historically, residents that required more than one set top receiver paid additional fees to the Company which, depending on the property deployment type and number of receivers required, increased the cost of the Company’s services to the point where they were more expensive than the DIRECTV retail offering, or may not have been as competitive as franchised cable service offerings. The new DIRECTV agreement provides the Company with the ability to offer up to four digital set top receivers to the resident for little or no additional fee, which dramatically enhances the competitiveness of the Company’s offering.

During the past quarter, the Company devoted considerable time and effort completing due diligence on a significant number of subscriber assets being sold by Multiband Corporation. The in depth due diligence and extensive negotiations resulted in an asset purchase agreement being executed on July 19, 2007. When all subscribers are transferred by September 30, 2007, the Company will add 11,166 subscribers to its services with passings of over 34,000 units. The Company is now turning its attention to a potential customer service, call center and subscriber management service agreement that Multiband is offering to the Company which would allow the Company to concentrate more fully on new property deployments and subscriber growth. These services provided by Multiband Corporation would include billing integration services with DIRECTV.

The Board of Directors of the Company formed a special committee during the quarter made up of independent directors to evaluate potential scenarios to increase shareholder value, such as asset sales, asset acquisitions, common stock repurchase and the Company's equity use policy. This special committee retained an independent telecommunications consulting firm to prepare a valuation report analysis. The report was separated into two parts, (i) a valuation of the Company's business and methods/strategies to enhance this value, and (ii) an analysis of the Company's corporate governance and compensation, including use of equity based compensation. A special conference call was held by the Company on June 12, 2007 so shareholders could hear first hand the results of this report. The Board believes that the report will provide guidance in moving forward with actions to increase shareholder value.

The Company is also excited by the fact that DIRECTV’s product and offerings will not only remain on the cutting edge of technology but will be superior to franchised cable due to the successful launch of the “DIRECTV 10” satellite in early July. This new satellite will deliver the first of up to 100 national HD channels and expand DIRECTV’s local HD channel services up to 75 markets by year-end. With agreements in place to launch four Discovery HD channels, five Starz HD channels, CNBC and Chiller in HD, along with recently completed HD content deals with The History Channel, A&E, Disney, HBO, Fox, Turner, NBC Universal, Showtime, and Scripps Networks, among others, DIRECTV is on schedule to roll out up to 100 national HD channels by year-end to satisfy the appetite of HD customers, who have doubled in number over the last year.

On June 26, 2007, the Company held its Annual General Meeting and directors Ted Boyle and Doug Hooper were elected to one year terms to the Board of Directors and Sheldon Nelson was elected to a term of three years to the Board of Directors. Effective as of that date, Sheldon Nelson stepped down as Chairman of the Board and Ted Boyle was appointed Chairman of the Board. Additionally, JH Cohn LLP was ratified by the shareholders to act as the Company’s independent registered public accountants for the fiscal year ending September 2007.

Financially, the Company’s revenue for the current quarter ended June 30, 2007 was $3,956,978, an increase of 15% over the same period ended June 30, 2006. The Company’s average monthly revenue per subscriber (“ARPU”) at June 30, 2007 was $26.26, a slight increase over the year ended September 30, 2006. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company anticipates that its ARPU will increase in upcoming quarters due to (i) the significant increase in the residual percent under the new DIRECTV Agreement and (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU (the revenue generated by an average DIRECTV subscriber is up 5% alone in DIRECTV’s first quarter to $73.40 per subscriber).

For the nine and three months ended June 30, 2007, the Company reports positive earnings before interest, taxes, depreciation, amortization and noncash charges (“EBITDA”) of $343,364 and $55,503, respectively. The Company uses the common performance gauge of EBITDA to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because investors who follow this industry frequently use it as a measure of financial performance.  The most comparable GAAP reference is simply the removal from net income or loss of - in the Company’s case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. EBITDA is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Nine Months Ended		For The Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
EBITDA	$343,364	$(1,597,078)	$55,503	$(557,114)
Interest Expense	(530,652)	(16,945)	(201,624)	(7,173)
Deferred finance costs and debt discount amortization (interest expense)	(130,127)	—	(49,245)	—
Provision for doubtful accounts	(176,094)	(107,044)	—	(22,121)
Provision for inventory reserve	—	(57,977)	—	—
Depreciation and Amortization	(3,775,221)	(3,215,117)	(1,272,056)	(1,138,744)
Share-based compensation expense - employees	(631,581)	(831,222)	(194,741)	(272,030)
Compensation expense for issuance of common stock through employee stock purchase plan	(18,526)	(4,742)	(1,496)	(1,480)
Compensation expense for issuance of common stock for employee bonuses	(37,240)	(78,833)	(2,308)	(41,665)
Compensation expense for issuance of common stock for employee wages	(33,945)	—	—	—
Compensation expense through the issuance of restricted common stock for services rendered	(60,000)	—	(60,000)	—
Share-based compensation expense - nonemployees	(63,125)	(346,930)	—	(154,222)
Net Loss	$(5,113,147)	$(6,255,888)	$(1,725,967)	$(2,194,549)

The Company added 2,666 net subscribers during the quarter and reports 54,047 total billable subscribers as of June 30, 2007, a 20% increase over total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of June 30, 2006	Subscribers as of Sept 30, 2006	Subscribers as of Dec. 31, 2006	Subscribers as of March 31, 2007	Subscribers as of June 30, 2007
Bulk DTH	7,830	8,475	9,079	9,823	10,655
DTH Choice / Exclusive	7,703	8,095	7,988	8,225	8,161
Bulk PC	17,778	17,596	16,107	15,825	17,870
PC Choice / Exclusive	1,230	1,240	1,219	1,397	1,376
Bulk Choice Advantage (BCA)	4,818	5,334	7,420	8,164	8,001
Bulk ISP	3,100	3,118	4,093	4,857	4,759
ISP Choice / Exclusive	2,625	2,795	2,933	3,090	3,225
Total Subscribers	45,084	46,653	48,839	51,381	54,047

As of June 30, 2007, the Company’s Midwest regional office served 13,253 subscribers, the Southeast regional office served 15,757 subscribers, the Mid-Atlantic regional office served 9,582 subscribers and the Company’s Northeast regional office served 15,455 subscribers. As of June 30, 2007, the Company had 119 full-time employees.

As of June 30 2007, the Company had 56 properties and 19,729 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 7,098 units that moved out of WIP and started construction on 2,494 units that entered WIP. Of the current WIP, 12,373 units (or 63%) are in new construction properties and 7,356 units (or 37%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 2,044; (ii) DTH Choice/Exclusive 8,309; (iii) BCA 1,594; (iv) Bulk PC 205; (v) PC Choice/Exclusive 580; (vi) Bulk ISP 1,413; and (vii) ISP Choice/Exclusive 5,584. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 6,404 “under contract” subscribers in WIP at June 30, 2007 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of June 30, 2007:	3,446	193	1,193	4,832
Existing conversion “under contract” subscribers as of June 30, 2007:	217	738	617	1,572
Total “under contract” subscribers:	3,663	931	1,810	6,404

During the remainder of fiscal 2007, the Company intends to remain EBITDA positive on a quarterly basis, integrate the Multiband assets, continue to convert low revenue producing private cable bulk properties to the DIRECTV platform, increase its broadband penetration in its DIRECTV properties and to accelerate its subscriber growth. In particular, the Company is undertaking several initiatives, including implementing a new marketing program in several exclusive and choice properties designed to encourage customers to subscribe to DIRECTV services, and in many instances, bundle the Company’s broadband services with the DIRECTV service.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2007, there were no material changes to accounting estimates or judgments.

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

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

The following table sets forth for the nine months ended June 30, 2007 and 2006, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006		Change $	Change %
REVENUE	$11,872,813	100%	$9,693,949	100%	$2,178,864	22%
Direct costs	5,044,104	42%	3,875,512	40%	1,168,592	30%
Sales expenses	955,966	8%	1,328,514	14%	(372,548)	-28%
Customer service and operating expenses	3,443,035	29%	3,676,776	38%	(233,741)	-6%
General and administrative expenses	3,147,718	27%	3,961,891	41%	(814,173)	-21%
Depreciation and amortization	3,775,221	32%	3,215,117	33%	560,104	17%
OPERATING LOSS	(4,493,231)	-38%	(6,363,861)	-66%	1,870,630	-29%
Total other income (expense)	(619,916)	-5%	107,973	1%	(727,889)	-674%
NET LOSS	$(5,113,147)	-43%	$(6,255,888)	-65%	$1,142,741	-18%

Revenue.   Revenue for the nine months ended June 30, 2007 increased 22% to $11,872,813 compared to revenue of $9,693,949 for the nine months ended June 30, 2006. The revenue increase is directly attributable to the (i) 20% increase in the number of subscribers between the two periods, (ii) shift in subscribers from private cable to higher earning revenue streams of bulk DTH and BCA, and (iii) 41% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from private cable continues.  Our nine months revenue has been derived, as a percent, from the following sources:

	Nine Months Ended June 30,
	2007	2006
Private Cable Programming Revenue	23%	29%
DTH Programming Revenue and Subsidy	57%	53%
Internet Access Fees	13%	11%
Installation Fees, Wiring and other Sales	7%	7%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. For the nine months ended June 30, 2007, approximately 2,000 subscribers have been converted from Private Cable to DIRECTV services. The new DIRECTV Agreement will result in further favorable shift to DTH programming revenue as a result of improved “residual” revenue from DIRECTV. This emphasis is expected to continue in fiscal 2007 and into 2008.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs rose slightly as a percent of revenue. Direct costs increased to $5,044,104 for the period ended June 30, 2007, as compared to $3,875,512 for the period ended June 30, 2006, primarily as a result of the increase in the number of subscribers over the nine months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2007.

Sales Expenses.   Sales expenses were $955,966 for the nine months ended June 30, 2007, compared to $1,328,514 for the nine months ended June 30, 2006. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles during 2006. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing. We anticipate that sales expense as a percent of revenue for the remainder of 2007 will remain at a level below that of 2006.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $3,443,035, inclusive of $59,212 in noncash charges, for the nine months ended June 30, 2007, as compared to $3,676,776, with no noncash charges incurred, in the nine months ended June 30, 2006, a 9% decrease as a percent of revenue. These expenses remained comparable to the same period ended June 30, 2006, but are expected to increase in dollars throughout 2007 primarily as the result of (i) an increase in the number of subscribers the Company will service during these time periods, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future.

	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
Call center expenses	$1,168,658	34%	$1,303,436	35%
General operation expenses	1,026,038	30%	1,025,821	28%
Property system maintenance expenses	1,248,339	36%	1,347,519	37%
Total customer service and operating expense	$3,443,035	100%	$3,676,776	100%

General and Administrative Expenses.   General and administrative expenses decreased to $3,147,718 for the nine months ended June 30, 2007, from $3,961,891 for the nine months ended June 30, 2006. This also resulted in a 14% decrease as a percent of revenue, primarily the result of the effect of fixed expenses and reduced expenditures.

The Company had total noncash charges included in general and administrative expenses for the nine months ended June 30, 2007 of $961,299; including $63,125 for share-based compensation for nonemployees attributable to the fair value of warrants issued for services, $18,526 for discount for the issuance of common stock through the Employee Stock Purchase Plan, compensation expense of $11,973 for the issuance of common stock for bonuses, a provision of $176,094 for bad debt expense, compensation expense of $60,000 for the issuance of restricted stock to certain of the Board of Directors and a recognition of noncash share-based compensation expense of $631,581 based upon the fair value at the grant dates for all option awards (current and previously granted) to employees for the period ended June 30, 2007. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $643,000.

Excluding these noncash charges for the nine months ended June 30, 2007 and 2006 of $961,299 and $1,426,748, respectively, general and administrative expenses were $2,186,419 (18% of revenue) for the nine months ended June 30, 2007, compared to $2,535,143 (26% of revenue) for the nine months ended June 30, 2006.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $3,215,117 during the nine months ended June 30, 2006, to $3,775,221 during the nine months ended June 30, 2007. The increase in depreciation and amortization is associated with the additional equipment being deployed. Interest expense included noncash charges of $130,127 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006.

Net Loss.   Primarily as a result of the above, and noncash charges of $4,925,859, the Company reports a net loss of $5,113,147 for the nine months ended June 30, 2007, compared to a net loss of $6,255,888 for the nine months ended June 30, 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

The following table sets forth for the three months ended June 30, 2007 and 2006, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Change $	Change %
REVENUE	$3,956,978	100%	$3,449,752	100%	$507,226	15%
Direct costs	1,765,646	45%	1,410,099	41%	355,547	25%
Sales expenses	292,198	7%	441,282	13%	(149,084)	-34%
Customer service and operating expenses	1,133,237	29%	1,241,451	36%	(108,214)	-9%
General and administrative expenses	983,619	25%	1,428,448	41%	(444,829)	-31%
Depreciation and amortization	1,272,056	32%	1,138,774	33%	133,282	12%
OPERATING LOSS	(1,489,778)	-38%	(2,210,302)	-64%	720,524	-33%
Total other income (expense)	(236,189)	-6%	15,753	0%	(251,942)	-1,599%
NET LOSS	$(1,725,967)	-44%	$(2,194,549)	-64%	$468,582	-21%

Revenue.   Revenue for the three months ended June 30, 2007 increased 15% to $3,956,978, compared to revenue of $3,449,752 for the three months ended June 30, 2006. The revenue increase is directly attributable to the (i) 20% increase in the number of subscribers between the two periods, (ii) shift in subscribers from private cable to higher earning revenue streams of bulk DTH and BCA, and (iii) an 11% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from Private Cable continues.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended June 30,
	2007	2006
Private Cable Programming Revenue	23%	29%
DTH Programming Revenue and Subsidy	58%	54%
Internet Access Fees	13%	12%
Installation Fees, Wiring and other Sales	6%	5%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue Private Cable subscribers to DIRECTV service subscribers. The new DIRECTV Agreement will result in further favorable shift to DTH programming revenue as a result of improved “residual” revenue from DIRECTV. This emphasis is expected to continue throughout the remainder of fiscal 2007.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $1,765,646 for the three months ended June 30, 2007, as compared to $1,410,099 for the three months ended June 30, 2006, primarily attributable to the 20% increase in number of subscribers between the two periods.  We expect a proportionate increase in direct costs as our subscriber growth continues.

Sales Expenses.   Sales expenses were $292,198 for the three months ended June 30, 2007, compared to $441,282 for the three months ended June 30, 2006, which is a decrease as a percentage of revenue between the periods from 13% to 7%. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions and the transfer of certain personnel into operational roles. New marketing initiatives to increase our subscriber base, including continued efforts to expand into the aforementioned regions, will result in increased sales expenses. We expect this trend of a reduction as a percent of revenue to continue as our subscriber growth and regional expansion continues.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,133,237, inclusive of $2,308 in noncash charges, for the three months ended June 30, 2007, as compared to $1,241,451, with no noncash charges incurred, in the three months ended June 30, 2006, and resulted in a 7% decrease as a percent of revenue. It is anticipated that expenses will increase, but continue to decrease as a percent of revenue, primarily as the result of (i) the utilization of contractors in new regions to assist with service, maintenance and project management, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future. Certain personnel and expense reductions were a factor in the decrease of 7% as a percent of revenue. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
Call center expenses	$409,671	33%	$455,463	37%
General operation expenses	300,607	31%	298,807	24%
Property system maintenance expenses	422,959	36%	487,181	39%
	$1,133,237	100%	$1,241,451	100%

General and Administrative Expenses.   General and administrative expenses decreased to $983,619 for the three months ended June 30, 2007, from $1,428,448 for the three months ended June 30, 2006, primarily the result of expense reduction initiatives and lower noncash charges.

The Company had total noncash charges included in general and administrative expenses in the three months ended June 30, 2007 of $256,237; including $1,496 for discount for the issuance of common stock through the Employee Stock Purchase Plan, compensation expense of $60,000 for the issuance of restricted stock to certain of the Board of Directors and a recognition of noncash share-based compensation expense of $194,741 based upon the fair value at the grant dates for all option awards (current and previously granted) to employees for the quarter ended June 30, 2007. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $643,000.

Excluding these noncash charges for the three months ended June 30, 2007 and 2006 of $256,237 and $491,518, respectively, general and administrative expenses were $687,953 (18% of revenue) for the three months ended June 30, 2007, compared to the $936,930 (27% of revenue) for the three months ended June 30, 2006.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,138,774 during the three months ended June 30, 2006 to $1,272,056 during the three months ended June 30, 2007.  The increase in depreciation and amortization is associated with the additional equipment being deployed.  Interest expense included noncash charges of $49,245 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006.

Net Loss.   As a result of the above, and primarily the noncash charges of $1,579,846, the Company reports a net loss of $1,725,967 for the three months ended June 30, 2007, compared to net loss of $2,194,549 for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED JUNE 30, 2007

During the nine months ended June 30, 2007 and 2006, the Company recorded a net loss of $5,113,147 and $6,255,888, respectively. At June 30, 2007, the Company had an accumulated deficit of $44,069,500.

On September 11, 2006, the Company entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility was specifically designed to provide a permanent funding solution to the Company’s subscriber growth capital requirements. The Credit Facility (subject to a borrowing base) is a non-amortizing five year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on EBITDA and subscriber growth, and given the Company realized positive EBITDA for the three months ended June 30, 2007, an increasing percentage of future subscriber acquisition costs should be funded from anticipated earnings in fiscal 2007, despite the availability of more capital through an increasing borrowing base.

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

The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.  The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company’s needs by being divided into four $5 million increments. The Company is under no obligation to draw any increment beyond the first $5 million nor is it obligated to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. The Credit Facility requires that to access increments above $10 million that the Company comply with a quarterly covenant of positive EBITDA and maintain certain subscriber growth rates. As of June 30, 2007, the Company had accessed the second increment and has borrowings with a principal balance of $7,481,536 under the Credit Facility and $12,518,464 remains available for borrowing. The outstanding principal is payable on September 11, 2011.

Cash Balance.   At June 30, 2007, we had cash and cash equivalents of $273,452, compared to $3,238,939 at September 30, 2006. The decrease in our cash balance was primarily due to the purchase of equipment and cash used in operations.

Considering our revenue growth, increasing gross margins and funds available from the Credit Facility as of June 30, 2007, we believe that the Company has adequate financial resources to fund operations through at least June 30, 2008. During the quarter, the Company accessed the second $5 million increment of the $20 million revolving Credit Facility. The Company further believes that the requirements of ongoing positive EBITDA and the incremental growth requirements to access the third and fourth increments of the $20 million revolving Credit Facility are attainable.

Operating Activities.   Net cash used in operating activities included a $261,165 and $53,035 decrease in our accounts payable and other accrued liabilities during the nine months ended June 30, 2007 and 2006, respectively. Additionally, during the nine months ended June 30, 2007 accounts receivable increased $163,278 and during the period ended June 30, 2006 accounts receivable decreased $92,470. Our net losses of $5,113,147 and $6,255,888 for the nine months ended June 30, 2007 and 2006, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $4,925,859 and $4,641,865 for the same periods.

As at June 30, 2007, we had negative working capital of approximately $192,000, compared to working capital of approximately $2,063,000 as at September 30, 2006. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through at least June 30, 2008.

Investing Activities.   During the nine months ended June 30, 2007 and 2006, we purchased $4,545,787 and $6,414,878, respectively, of equipment relating to subscriber additions during the periods and for future periods. During the same periods, we paid $1,308,485 and $42,864 for the acquisition of intangible assets. Additionally, the Company received proceeds of $80,715 for the sale of customers and telecommunications equipment.

Financing Activities.   During the nine months ended June 30, 2007, we used $90,441 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $83,504 through the issuance of 401,384 shares of common stock from the exercise of options and $21,582 from 32,003 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, we incurred $50,000 in deferred finance costs and borrowed $3,601,967 through the Credit Facility. During the nine months ended June 30, 2006, we used $89,505 for the repayment of certain notes payable and capital lease obligations.  Regarding equity financing activities in 2006, we issued 350,000 common shares upon the exercise of previously issued warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500, received proceeds of $15,719 through the issuance of 47,636 shares of common stock from the exercise of options and issued 25,388 shares of common stock through the Employee Stock Purchase Plan for proceeds of $33,473.

Capital Commitments and Contingencies.   We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

The Company entered into an agreement to purchase eleven property systems over the next three years serving 2,442 subscribers for an approximate cost of $790,000. The timing of these acquisitions is subject to many variables.

Future Commitments and Contingencies.   We believe that we have sufficient cash resources and available revenues to cover current levels of operating expenses, and under the Credit Facility, sufficient resources to fund the capital expenditures necessary for growth. The $4.01 million purchase price for the Multiband acquisition was funded through the Credit Facility. Should the Company not be able to access additional increments under the $20 million Credit Facility, it will still be able to meet its current level of operating expenses through current revenues, however, it would have to scale back its capital expenditures and growth.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At June 30, 2007, the principal balance outstanding under this arrangement was $7,249,844, net of debt discount of $231,692. Interest costs would increase by approximately $75,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

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

Based on that evaluation, the Chief Executive Officer, who is also the Chief Financial Officer, and the Vice President of Finance and Administration, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 filed on January 2, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold, however, 140,000 shares of the Company’s common stock were issued with restriction to three Board members as partial compensation for their past and future Board service.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2007, the Company held its Annual General Meeting of Shareholders in Totowa, New Jersey. Two routine issues were put forth to the shareholders: (i) election of directors, and (ii) ratification of appointment of Independent Registered Public Accounting Firm.

On the issue of election of directors, out of the 47,368,428 shares voted at the meeting: 28,842,160 voted in favor of Doug Hooper and 17,467,084 withheld; 28,118,385 voted in favor of Ted Boyle and 18,190,859 withheld; and 27,123,414 voted in favor of Sheldon Nelson and 19,185,830 withheld. All directors were elected for their respective terms. For a list of directors and short biography of each, please reference the Proxy Statement mailed to stockholders on or about May 27, 2005 and filed with the Securities and Exchange on May 25, 2006.

On the issue of voting on the appointment of the Independent Registered Public Accounting Firm, out of the 47,368,428 shares voted at the meeting, 46,259,464 shares have been voted in favor, 39,525 shares against, with 200 abstaining. The Independent Registered Public Accounting Firm of J.H. Cohn LLP was appointed for fiscal 2007.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 9, 2007	By:	/s/ SHELDON NELSON
Sheldon Nelson Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 9, 2007	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr. Vice President of Finance and Administration