Form 10-K
period 2007-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2007-12-21
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007, or

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
Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2007) held by non-affiliates was approximately $46.25M. The number of shares of common stock ($0.001 par value) outstanding as of December 19, 2007 was 51,585,712.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2007. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

Multi-dwelling unit properties present unique technological, management and marketing challenges, as compared to single family homes - challenges we have certain experience and expertise in overcoming. We seek to differentiate ourselves from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Trammell Crow Residential, Post Properties, Roseland Property Company, Related Companies, as well as many others, to understand and meet the technology needs of these groups. We operate in only one market segment.

HISTORY OF THE COMPANY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of certain of our Canadian satellite television assets. As a result, by May 30, 2001 we relocated our operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU Canada is essentially inactive. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC and Miami greater metropolitan areas.

HOW WE DERIVE REVENUE

We derive revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”) programming. The DBS or DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV programming packages.  From the DBS or DTH offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH of Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and are referred to as Bulk ISP.

STRATEGIC ALLIANCE WITH DIRECTV

In May of 2000, we entered into our first long-term proprietary System Operator Agreement with DIRECTV. Under this agreement we are able to establish and maintain MDU distribution systems and act as a commissioned sales agent for the marketing of DIRECTV programming to residents of MDU properties. We only incur costs associated with the implementation of our services and do not pay any of DIRECTV’s programming or broadcasting costs. On September 29, 2003, the Company entered into a System Operator Agreement with DIRECTV, which replaced the May 2000 System Operator Agreement, and effective June 1, 2007, the Company entered into a new System Operator Agreement with DIRECTV (“New Agreement”), which replaced the September 29, 2003 Agreement. The New Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire Agreement to coincide with the expiration date of the Company’s latest property access agreement. A vast majority of the terms set forth in the September 29, 2003 agreement have been carried over to the New Agreement, however, the significant changes are set forth below.

The New Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. We are paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new residual rate will apply to both our existing subscriber base and for all new subscribers we add. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to us by DIRECTV has increased.

Under the terms of the New Agreement, the Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in our choice and exclusive properties and on a one-time basis in our bulk properties, as was previously the case under the terms of our previous agreement with DIRECTV. The activation fee paid will be slightly lower than that previously paid to us for subscribers located in our choice and exclusive properties, however, it will remain the same amount as previously paid to us for subscribers in our bulk properties. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

Under the DIRECTV agreements, we may not solicit sales or provide equipment for any other DBS digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. During the fiscal year ended September 30, 2007, revenues from DIRECTV services were 21% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. This most recent satellite launch is currently delivering 70 national HDTV channels with 100 expected in 2008 giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households. Historically, the MDU market has been served by local franchised cable television operators and the relationship between the property owners and managers that control access to these MDU properties and the cable operator have been significantly strained over the past 15 years due to the monopolistic sentiment of the cable operator.

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

Traditional Telephone Companies.   Traditional telephone companies such as Verizon and AT&T have over the past few years diversified their service offerings to compete with traditional franchised cable companies in a triple play market. Although their subscriber growth is currently very small, these traditional phone companies are developing video offerings such as Verizon’s FIOS product. These phone companies have in the past also been resellers of DIRECTV and Echostar video programming, however, rarely in the multi-dwelling unit market. Video offerings from traditional phone companies are becoming a significant competitor in the MDU market.

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and Federal Communication Commission (“FCC”) rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA. SHIVIA was essentially extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (SHVERA) signed in December of 2004.

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans live in MDU properties and that competition has been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this Order only applies to cable companies subject to section 628 of the Communications Act, which does not include DBS and private cable operators ("PCOs") that do not cross public rights-of-way, such as the Company. Although exempt from this Order, the FCC did reserve judgment on exclusivity clauses used by DBS and PCOs until further discussion and comment can be taken and evaluated. The IMCC (Independent Multi-Family Communications Council), which is a trade association comprised of DBS, PCOs, MDU owners and the supporting industry, is lobbying to keep DBS and PCOs, who do not cross public rights-of-way, exempt from the Order or any future order. The Company is an active member of IMCC and is providing assistance in the lobbying effort. The issue is still unsettled.

We are not directly subject to rate regulation or certification requirements by the FCC, the Telecommunications Act of 1996 or state public utility commissions because our equipment installation and sales agent activities do not constitute the provision of common carrier or cable television services. As a resale agent for DIRECTV, we are not subject to regulation as a DBS provider, but rely upon DIRECTV to procure all necessary re-transmission consents and other programming rights under the Communications Act of 1934 and the Copyright Act. To the extent that we may also elect to provide our MDU customers with transmission of signals not currently available via satellite, our offering of these services may be subject to compulsory copyright filings with the U.S. Copyright Office, although we do not expect the licensing fees to have a material adverse effect on our business. Our systems do not use or traverse public rights-of-way and thus are exempt from the comprehensive regulation of cable systems under the Communications Act of 1934. Because we are subject to minimal federal regulation, have fewer programming restrictions, greater pricing freedom and are not required to serve any customer whom we do not choose to serve, we have significantly more competitive flexibility than do the franchised cable systems. We believe that these regulatory advantages help to make our satellite television systems competitive with larger franchised cable systems.

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

Preferential Access Rights.    We generally negotiate exclusive rights (or exclusive rights to inside wire) to provide satellite services singularly, or in competition with competing cable providers, and also negotiate where possible “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at state and federal level suggest that the future enforceability of these provisions may be uncertain. In addition to the October 2007 order banning exclusive agreements, the FCC has also issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access for other providers, there can be no assurance that it will not attempt to do so. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners’ ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

Regulation of High-Speed Internet.    Information or Internet service providers (ISPs), including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

EMPLOYEES

We had 126 employees, all full-time, as of September 30, 2007. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of September 31, 2007 are set forth below:

Executive Officers	Age	Position(s)
Sheldon Nelson	46	President, Chief Executive Officer and Director
Patrick Cunningham	39	Vice President, Sales and Marketing
Brad Holmstrom	42	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	59	Vice President, Finance and Administrations
Joe Nassau	49	Vice President, Operations

Sheldon B. Nelson, 46, has served as President, Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Nelson relinquished his title of Chairman of the Board in June of 2007. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Patrick Cunningham, Vice President of Sales and Marketing. Mr. Cunningham, 39, has been a Vice President with the Company since 2000.  He has over fourteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary. Mr. Holmstrom, 42, has been with the Company since 2000 serving as the Company’s legal counsel. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration. Mr. Ragusa, 59, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability, and has assisted in the implementation of operational strategies that support business development and financial objectives.

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2007, it has accumulated losses of $46,465,012. The Company does not expect to have profitable operations in fiscal 2008, and it cannot assure that it will ever achieve or attain profitability. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

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

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not maintain or market DBS services for any other provider. Consequently, the Company is totally dependent upon DIRECTV for its set-top DBS programming service. During the year ended September 30, 2007, revenues from DIRECTV were 21% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s contract with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the contract. Any such termination may have a material effect on the Company’s business.

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

The Company may require additional capital to finance expansion or growth. Because of the uncertainties in raising additional capital, there can be no assurance that the Company will be able to obtain the necessary capital to finance its growth initiatives. Insufficient capital may require the Company to delay or scale back its proposed development activities.

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

Inapplicable.

Item 2.	Properties

Our headquarters are outside New York City in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $22,425, expiring July 31, 2009. We believe that this space is adequate to suit our needs for the foreseeable future.

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through September 30, 2008 at a monthly cost of $4,051 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for office and warehouse space in Davie, Florida for approximately 2,000 square feet that runs through January 14, 2008 at a monthly cost of $2,394 per month. We recently signed a new lease for an office and warehouse location in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012. This space is adequate to suit our needs for the foreseeable future in the South Florida area.

In addition, we carry a short term lease for office/warehouse space in Rockville, Maryland, outside Washington, DC.

Item 3.	Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. At September 30, 2007 and through the date of this filing, the Company was not a party to any material litigation matter.

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

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2005	$1.92	$1.39
March 31, 2006	$1.53	$1.15
June 30, 2006	$1.33	$0.88
September 30, 2006	$0.95	$0.50
December 31, 2006	$0.88	$0.57
March 31, 2007	$0.97	$0.70
June 30, 2007	$1.02	$0.76
September 30, 2007	$0.89	$0.74

“Penny Stock” Rules

The Company’s common stock is a “penny stock” which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or NASDAQ and its bid price is below $5.00 per share. As a result, broker-dealers must comply with additional sales practices requirements. Broker-dealers must determine that the investment is suitable for the buyer and receive the buyer’s written agreement to the transaction before they can sell the Company’s common stock to buyers who are not the broker-dealer’s established customers or institutional accredited investors. In addition, broker-dealers must deliver to the buyer before the transaction a disclosure schedule which explains the penny stock market and its risks, discloses the commissions to be paid to the broker-dealer, discloses the stock’s bid and offer quotations, and discloses if the broker-dealer is the sole market maker in the stock.

 Holders

As of December 19, 2007, the Company had 132 holders of record of its shares of common stock, with an approximate total of 1,500 shareholders of its common stock.

Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its common stock in the foreseeable future.  Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends, except by the September 11, 2006 Credit Facility described later in this Report.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2007)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,743,340 shares	(1)	$1.82	149,342
Equity compensation plans not approved by security holders	0		0	0

(1)
2001 Stock Option Plan, approved by the shareholders on May 10, 2001, see Note 4 to Consolidated Financial Statements, contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 common shares.

Recent Sales of Unregistered Securities

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company’s subscriber growth. In connection therewith, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company’s Common Stock at an exercise price of $0.82 per share and issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The Company issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. For the term of the warrants, they are subject to a Registration Rights Agreement that provides for demand registration within one hundred thirty five days of demand and a four (4%) percent penalty if not effective within that time period. Thereafter, the penalty accrues at two (2%) percent per thirty days until effective registration or one year, whichever is earlier. The warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as these entities are “accredited investors” as such term is defined in Rule 501 of said Regulation D. Through the date of this filing, these warrants have not been registered or exercised and therefore there are no proceeds.

Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical consolidated financial year end data for the five years ended September 30, 2007. The selected consolidated financial data should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Audited Consolidated Financial Statements and related Notes included elsewhere in this Report.

	Years ended September 30,
	2007	2006	2005	2004	2003
Consolidated Statements Of Operations Data:
Revenue	$16,658,392	$13,366,205	$9,142,228	$4,490,235	$4,124,394
Operating Expenses (1)	23,025,649	21,480,612	14,778,568	10,725,947	6,033,043
Other Income (Expenses) (2)	(1,141,402)	103,353	955,902	(2,705,423)	(209,058)
Net Loss	$(7,508,659)	$(8,011,054)	$(4,680,438)	$(8,941,135)	$(2,117,707)
Basic And Diluted Loss Per Common Share (3)	$(0.15)	$(0.16)	$(0.10)	$(0.24)	$(0.09)
Weighted Average Common Shares Outstanding	51,307,618	50,204,409	48,479,204	37,607,929	22,788,924

Consolidated Balance Sheet Data:
Total Assets	$31,448,244	$27,169,019	$29,260,416	$15,696,476	$6,393,961
Long Term Debt (4)	13,695,666	3,921,574	266,037	107,895	181,374
Total Liabilities	17,653,199	7,250,913	3,511,154	1,925,612	1,950,761
Total Stockholders’ Equity	$13,795,045	$19,918,106	$25,749,262	$13,770,864	$4,443,200

(1)
Operating expenses include noncash charges. Additionally, the Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the years ended September 30, 2007 and 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The Company recognized stock-based compensation expense for the years ended September 30, 2007 and 2006 of $822,525 and $1,048,856, respectively, based upon the fair value at the grant dates for outstanding awards to employees using the fair value originally calculated for pro forma disclosure purposes under SFAS 123 amortized over the requisite vesting period.

(2)
For the year ended September 30, 2007, interest expense includes noncash interest expense of $195,873 for the amortization of deferred finance costs and debt discount related to the Company’s Credit Facility. For the years ended September 30, 2004 and 2003, interest expense included cashless transactions for the issuance of warrants and for the conversion of notes payable into common stock for principal and interest. Other income (expense) for fiscal 2004 includes a $2,755,115 charge for variable accounting related to stock options.

(3)
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

(4)
On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility to fund the Company's subscriber growth. The outstanding balance for the years ended September 30, 2007 and 2006 was $13,442,443 and $3,879,569, respectively.

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

RECENT DEVELOPMENTS

Important events accomplished by the Company during this fiscal year have put it on a steady revenue and subscriber growth curve which was achieved in conjunction with maintaining positive EBITDA (as adjusted) for the year end. Catalysts that assisted with this steady growth were (i) the acquisition of the subscriber assets of Multiband Corporation, (ii) the new DIRECTV agreement which took effect on June 1, 2007, and (iii) the efficient and structured growth of the Company's subscriber base in each of its regions. To build on these growth initiatives for fiscal 2008, the Company is looking toward (i) the final and full integration of subscribers from Multiband, (ii) DIRECTV's full launch of high definition ("HDTV") programming that will far surpass the competition giving the Company a competitive edge, (iii) a Company branded voice over Internet protocol (“VoIP”) service giving it a true "triple play" with an additional revenue stream, and (iv) key changes to the Company's residential subscriber offer which should increase service penetration rates within its current properties as well as new properties.

Although the Company is and has been on a track of quarterly positive EBITDA (as adjusted by the Company), the fourth fiscal quarter was negative due to two primary reasons. First, an increase of over $100,000 in one time non-capital expenses related to the due diligence, negotiation and transition of the Multiband asset acquisition that spanned three closings in July, August and October. Certain of these one-time expenses have also been incurred in the first fiscal quarter of 2008. Second, the Company experienced the loss of a 536 unit property that the Company previously acquired from another service provider, which terminated its contract prior to expiration pursuant to a certain provision of Florida condominium law giving narrow protections to new condominium boards, resulting in a loss to the Company of approximately $125,000.

The Company's growth continued to increase with the addition of 17,690 net subscribers during the fiscal year for total billable subscribers of 64,343 as of September 30, 2007. The Company's average revenue per unit (“ARPU”) across all billable subscriber types was $26.17 at September 30, 2007, a slight increase over the final adjusted ARPU of $26.04 for fiscal 2006. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company anticipates that its ARPU will increase in fiscal 2008 due to (i) the increase in the residual percent under the new DIRECTV agreement, (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU, (iii) the continued conversion of private cable subscribers to higher margin DIRECTV services, and (iv) revenue increases resulting from the launch of the new DIRECTV HDTV programming and services into many Company properties.

One of the most important Company milestones was the new Key Account Operator Agreement with DIRECTV which replaced the previous agreement dated September 29, 2003. The new agreement will position the Company for greater growth and competitiveness in that the agreement (i) will result in an approximate 30% increase in the percentage of monthly recurring residual fees (for Choice and Exclusive subscribers and a lesser increase for certain Bulk subscribers) the Company receives from DIRECTV as well as an increase in the number of programming packages that qualify for residual fees, and (ii) provides for an approximate 80% subsidy to the Company on the standard digital set-top receivers that the Company purchases and installs in a customer's residence, which will result in a significant cost savings to the Company and provide a competitive advantage over franchised cable. The new DIRECTV agreement provides the Company with the ability to offer up to four standard digital set-top receivers to the resident for little or no additional fee, which dramatically enhances the competitiveness of the Company's offering. This is in stark contrast to the Company's previous offer which required the subscriber to pay additional fees for each additional set-top box installed in their residence. Moreover, subscribers will be allowed to take their standard set-top boxes to their new residence when they move and the Company will continue to receive a revenue stream as long as the customer remains a DIRECTV customer, thus the Company will no longer incur a cost to retrieve the set-top boxes. This will result in increased Company revenues and reduced customer deactivation expenses.

The other important milestone achieved this year started with the concentration of a vast majority of the Company's resources to completing the due diligence and acquisition, and transitioning the subscriber assets in 181 multi-family properties acquired from Multiband Corporation. This acquisition closed in stages with the first on July 19, 2007 where 6,484 subscribers were immediately transferred to the Company, the second closing on August 30, 2007 with an additional 2,280 subscribers transferred to the Company and the final closing on October 19, 2007 with an additional 811 subscribers being transitioned to the Company. Due to adjustments, the previously reported acquisition price of $4.01 million has been reduced to $3.4 million. The Company estimates that the acquisition will still increase the Company's monthly revenues by approximately 20%. Additional payments may accrue to Multiband over the next two year period based on certain property and subscriber performance criteria. Combining the Multiband subscribers, properties and property contacts with those of the Company results in significant operating synergies, basic cost savings, and an immediate revenue increase - all of which result in greater economies of scale for the Company, not to mention that the acquisition removes Multiband as a market competitor. Additionally, and more importantly, this combination gives each of the Company's regions a greater critical mass from which to assert their presence and increase profile and reputation in their respective markets.

Finally, the Company's largest partner, DIRECTV, remains on the cutting edge with its technology and programming and will be even more competitive with franchised cable due to the successful launch of the "DIRECTV 10" satellite. This new satellite is currently delivering 70 national HDTV channels with 100 expected in 2008 to satisfy the appetite of HDTV customers who have doubled in number over the last year. In addition, new technology is being developed which will make advanced and HDTV services more easily accessible in the multi-family market. Unfortunately, this equipment which was developed specifically (and required) for the multi-family market has not been readily available which has hindered the Company's rollout of these services. The Company believes that this equipment will become available in the quantities needed during its second and third fiscal quarters.

Regarding other upcoming initiatives, the Company is still exploring the launch of a VoIP beta trial during early fiscal 2008, with the goal of beginning to bundle this service with the Company’s DIRECTV and broadband services in select markets for a true “triple play.” Additionally, the Company is exploring (i) a few non-core asset sales in outlying service areas, and (ii) additional acquisition opportunities that fit within its expansion plans for fiscal 2008.

RESULTS OF OPERATIONS

The Company continued along a strong growth curve for fiscal 2007. It reports revenue for the year ended September 30, 2007 of $16,658,392, an increase of 25% over the prior fiscal year and the Company reports positive EBITDA (as adjusted) of $250,234. Positive EBITDA (as adjusted) for the fiscal year ended September 30, 2007 represents a significant improvement compared to the negative $1,447,923 reported for the fiscal year ended September 30, 2006.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debt and inventory reserve. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the years ended September 30,
	2007	2006	2005
EBITDA (as adjusted)	$250,234	$(1,447,923)	$(767,947)
Interest expense	(863,206)	(25,556)	(7,771)
Deferred finance costs and debt discount amortization (interest expense)	(195,873)	—	—
Provision for doubtful accounts	(191,989)	(107,044)	(63,658)
Provision for inventory reserve	—	(57,977)	(69,821)
Depreciation and amortization	(5,384,562)	(4,391,640)	(3,055,287)
Effect of shares and warrants issued for termination of professional service agreement	—	—	(270,200)
Effect of cancellation of shares and warrants issued for termination of professional service agreement	—	—	426,041
Effect of variable accounting for option plans	—	—	(271,885)
Share-based compensation expense - employees	(822,525)	(1,048,856)	—
Compensation expense for issuance of common stock through employee stock purchase plan	(19,808)	(50,290)	—
Compensation expense for issuance of common stock for employee bonuses	(37,240)	(99,833)	—
Compensation expense for issuance of common stock for employee wages	(33,945)	(83,634)	—
Compensation expense accrued to be settled through the issuance of common stock	(73,120)	(299,907)	—
Compensation expense through the issuance of restricted common stock for services rendered	(73,500)	—	—
Share-based compensation expense - nonemployees	(63,125)	(398,394)	(599,910)
Net Loss	$(7,508,659)	$(8,011,054)	$(4,680,438)

Subscriber Activity and ARPU

The Company's growth continued to increase with the addition of 17,690 net subscribers during the fiscal year . The Company experienced a 38% increase in its subscriber base during fiscal 2007, from 46,653 total subscribers as of September 30, 2006 to 64,343 total subscribers as of September 30, 2007. The Company’s ARPU, defined as the average revenue from all revenue sources divided by the number of subscribers, was $26.17 at September 30, 2007. The Company anticipates that its ARPU will increase in upcoming quarters due to (i) the increase in the residual percent under the new DIRECTV agreement, (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU, (iii) the continued conversion of private cable subscribers to higher margin Bulk DTH or Bulk Choice Advantage (BCA) DIRECTV services, and (iv) revenue increases resulting from the launch of the new DIRECTV HDTV programming and services into many Company properties. A breakdown of the Company’s subscriber base as of September 30, 2007 is as follows:

Service Type	Subscribers as of Sept. 30, 2006	Subscribers as of Dec. 31, 2006	Subscribers as of March 31, 2007	Subscribers as of June 30, 2007	Subscribers as of Sept. 30, 2007
Bulk DTH	8,475	9,079	9,823	10,655	14,196
DTH Choice or Exclusive	8,095	7,988	8,225	8,161	10,034
Bulk Private Cable	17,596	16,107	15,825	17,870	20,912
Private Cable Choice or Exclusive	1,240	1,219	1,397	1,376	2,684
Bulk BCA	5,334	7,420	8,164	8,001	7,573
Bulk ISP	3,118	4,093	4,857	4,759	5,403
ISP Choice or Exclusive	2,795	2,933	3,090	3,225	3,541
Total Subscribers	46,653	48,839	51,381	54,047	64,343

As of September 30, 2007, the Company had 48 properties and 18,500 units in work-in-progress (“WIP”). Of the current WIP, 10,502 are in new construction properties and 7,998 are in existing conversion properties. The Company’s breakdown of WIP units by type of service in the new construction area are as follows: (i) DIRECTV (Bulk DTH) 1,755; (ii) DIRECTV (DTH Choice/Exclusive) 3,111; (iii) DIRECTV Bulk BCA Program (Bulk Choice Advantage) 1,170; (iv) Private Cable (Bulk PC) 205; (v) Private Cable (PC Choice/Exclusive) 580; (vi) Internet (Bulk ISP) 1,401; and, (vii) Internet (ISP Choice/Exclusive) 2,280. The Company’s breakdown of WIP units by type of service in the existing conversion properties are as follows: (i) DIRECTV (Bulk DTH) 43; (ii) DIRECTV (DTH Choice/Exclusive) 4,499; (iii) DIRECTV Bulk BCA Program (Bulk Choice Advantage) 201; (iv) Private Cable (Bulk PC) 0; (v) Private Cable (PC Choice/Exclusive) 0; (vi) Internet (Bulk ISP) 0; and, (vii) Internet (ISP Choice/Exclusive) 3,255. The Company defines its WIP as the number of units in properties where construction has begun on a signed access agreement property through the conclusion of a phase in schedule or a marketing campaign, at which time the property exits WIP. WIP is not reduced by the number of units turned billable during any given quarter.

As of September 30, 2007, the Company had 6,012 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters. Under contract is defined in actual potential subscribers, not as units. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining "billable" subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of September 30, 2007:	3,075	219	810	4,104
Existing conversion “under contract” subscribers as of September 30, 2007:	228	1,057	623	1,908
Total “under contract” subscribers:	3,303	1,276	1,433	6,012

The Company continues to concentrate its efforts on bulk and exclusive type service deployments. Bulk contracts (both video, Internet or an increasingly popular bundle of the two services) provide guaranteed long term revenue streams that support regional operations, which in turn, drive future subscriber growth. The Company’s emphasis on developing this market segment has resulted in a 58% increase in combined Bulk DTH and Bulk Choice Advantage (BCA) subscriber growth and a 51% increase in combined Bulk and Choice/Exclusive broadband ISP subscriber growth over the past fiscal year. The Company will continue to focus on bulk deployments in fiscal 2008. However, its growing presence in the Southeast and Mid-Atlantic is also expected to generate a significant number of exclusive type access agreements. Property owners seeking choice or non-exclusive competitive services are generally being provided proposals that include the owner paying for all or part of the system installation. The Company believes that this strategy serves two important purposes, first, it funds certain capital costs, and second, it provides owners with an incentive to support the Company’s marketing efforts in the properties as the owners may receive a share of the earned revenue. Collectively, this emphasis on service types should positively impact ARPU, EBITDA (as adjusted), subscriber growth and the Company’s subscriber penetration rates, while maintaining or reducing its subscriber acquisition capital costs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	For the year ended September 30, 2007		For the year ended September 30, 2006		Change ($)	Change (%)
REVENUE	$16,658,392	100%	$13,366,205	100%	$3,292,187	25%
Direct costs	7,266,595	44%	5,307,770	40%	1,958,825	37%
Sales expenses	1,296,570	8%	1,629,228	12%	(332,658)	-20%
Customer service and operating expenses	4,784,931	29%	4,762,336	36%	22,595	0%
General and administrative expenses	4,292,991	25%	5,389,638	40%	(1,096,647)	-20%
Depreciation and amortization	5,384,562	32%	4,391,640	33%	992,922	23%
OPERATING LOSS	(6,367,257)	-38%	(8,114,407)	-61%	1,747,150	-22%
Total other income (expense)	(1,141,402)	-7%	103,353	1%	(1,244,755)	-1204%
NET LOSS	$(7,508,659)	-45%	$(8,011,054)	-60%	$502,395	-6%

Net Loss.     Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2007 and 2006 of $6,895,687 and $6,537,575, respectively, we reported a net loss of $7,508,659 for the year ended September 30, 2007, compared to a net loss of $8,011,054 for the year ended September 30, 2006.

Revenues.    Revenue for the year ended September 30, 2007 increased 25% to $16,658,392 compared to revenue of $13,366,205 for the year ended September 30, 2006. The revenue increase is directly attributable to the (i) 38% increase in the number of subscribers between the two periods, including approximately $355,000 in revenue derived from the new Multiband subscribers, (ii) product shift to subscribers that produce higher recurring revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) 39% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DIRECTV from Private Cable continues.  Revenue for the years ended September 30, 2007 and 2006 was derived, as a percent, from the following sources:

	2007	2006
Private Cable Programming Revenue	23%	29%
DTH Programming Revenue and Subsidy	57%	54%
Internet Access Fees	13%	11%
Installation Fees, Wiring and other Sales	7%	6%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue private cable subscribers to DIRECTV service subscribers. During the year ended September 30, 2007, approximately 2,000 subscribers were converted from Private Cable to DIRECTV services. The new DIRECTV Agreement will result in further favorable shift to DIRECTV DTH and BCA programming revenue as a result of improved “residual” revenue from DIRECTV. This emphasis is expected to continue in fiscal 2008.

Direct Costs.    Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $7,266,595 for the year ended September 30, 2007, as compared to $5,307,770 for the year ended September 30, 2006, primarily as a result of the increase in the number of subscribers over the twelve months as a whole from the prior period.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2008.

Sales Expenses.  Sales expenses were $1,296,570 and $1,629,228 for the years ended September 30, 2007 and 2006, respectively. This is a 4% reduction in expense as a percent of revenue. The decrease in sales expenses primarily results from the elimination of one time charges from previous regional expansion and the transfer of certain personnel into operational roles during 2006. New marketing initiatives to increase our subscriber base are continuing, however, we anticipate a decrease in sales expense as a percent of revenue in 2008.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,784,931 and $4,762,336 for the years ended September 30, 2007 and 2006, respectively, inclusive of noncash charges of $61,446 and $46,229, respectively, a 7% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to achieve positive EBITDA (as adjusted) and expected to reduce the expenses as a percentage of revenue in fiscal 2008. These expenses remained comparable to the same period ended September 30, 2006, but are expected to increase in dollars throughout 2008 primarily as the result of (i) an increase in the number of subscribers the Company will service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HDTV services in existing and new properties, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. A breakdown of customer service and operating expenses is as follows:

	Year ended September 30, 2007		Year ended September 30, 2006
Call center expenses	$1,601,111	33%	$1,718,168	36%
General operation expenses	1,461,249	31%	1,388,743	29%
Property system maintenance expenses	1,722,571	36%	1,655,425	35%
Total customer service and operating expense	$4,784,931	100%	$4,762,336	100%

General and Administrative Expenses. General and administrative expenses decreased to $4,292,991 from $5,389,638 for the years ended September 30, 2007 and 2006, respectively.  Of the general and administrative expenses for the years ended September 30, 2007 and 2006, the Company had total noncash charges included of $1,253,806 and $2,099,706, respectively, described below:

	Years ended September 30,
	2007	2006
Total general and administrative expense	$4,292,991	$5,389,638

Noncash charges:
Share based compensation – nonemployees (1)	63,125	398,394
Share based compensation – employees (1)	822,525	1,048,856
Compensation expense through the issuance of restricted common stock for services rendered	73,500	—
Excess discount for the issuance of stock under stock purchase plan	19,808	50,290
Issuance of common stock for bonuses	11,973	99,833
Issuance of common stock for wages	—	83,634
Provision for compensation expense settled through the issuance of common stock	70,886	253,678
Bad debt provision	191,989	107,044
Inventory reserve provision	—	57,977
Total noncash charges	1,253,806	2,099,706
Total general and administrative expense, net of noncash charges	$3,039,185	$3,289,932
General and administrative expense, net of noncash charges, as a percent of revenue	18%	25%

(1)
Effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the years ended September 30, 2007 and 2006 amortized over the requisite vesting period of $822,525 and $1,048,856, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 27 months is approximately $450,000.

Excluding $1,253,806 and $2,099,706 in noncash charges from the years ended September 30, 2007 and 2006, respectively, general and administrative expenses were $3,039,185 (18% of revenue), compared to $3,289,932 (25% of revenue). Although we anticipate general and administrative expense to increase, general and administrative expense should decrease as a percent of revenue in fiscal 2008.

Other Noncash Charges.   Depreciation and amortization expenses increased from $4,391,640 during the fiscal year ended September 30, 2006 to $5,384,562 during the fiscal year ended September 30, 2007.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over the prior period.  Interest expense included noncash charges of $195,873 for the amortization of deferred finance costs and debt discount and is higher due to the new Credit Facility which was entered into on September 11, 2006.

Other Income, Net. On May 31, 2007, we sold 163 subscribers to the Continental Group Inc. for $80,715. The total gain on the sale of the customers and the related property and equipment was $14,245. Additionally, on September 1, 2007, a property acquired from another service provider containing 536 subscribers terminated their contract prior to expiration pursuant to a certain provision of Florida condominium law for new condominiums resulting in a loss of $124,297. The Company did not sell any subscribers in fiscal 2006. During the year ended September 30, 2007, interest expense significantly increased to $1,059,079 due mainly to $837,917 in interest related to the Credit Facility. Interest expense for the year ended September 30, 2006 was $25,556.

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

Direct Costs.    Direct costs are comprised of private cable and certain DTH programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs stayed fairly constant as a percent of revenue, however, direct costs increased to $5,307,770 for the year ended September 30, 2006, as compared to $3,582,407 for the year ended September 30, 2005, primarily as a result of the increase in the number of bulk type subscribers over the twelve months as a whole from the prior period. Direct costs are linked to the type of subscribers we add due to certain types of subscribers having an associated direct cost, such as Bulk PC and DTH, while others, such as DTH Choice and Exclusive, do not.

Sales Expenses.  Sales expense consists mainly of salaries, commissions, marketing material, trade shows, advertising and promotions. Sales expenses were $1,629,228 and $1,963,127 for the years ended September 30, 2006 and 2005, respectively. This is a significant (10%) reduction in expense as a percent of revenue. The decrease in sales expenses primarily results from the elimination of one time charges from the expansion into the Midwest, Southeast and Mid-Atlantic regions. New marketing initiatives to increase our subscriber base, including expansion into the Midwest, Southeast, inclusive of expansion into the Atlanta area, and Mid-Atlantic regions are continuing.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,762,336, inclusive of noncash charges of $46,229 for the year ended September 30, 2006 compared to $2,858,881, with no noncash charges, for the year ended September 30, 2005, a 5% increase as a percent of revenues. This increase is primarily the result of (i) the 26% increase in number of subscribers the Company serviced during these time periods, (ii) the utilization of contractors in new regions to assist with service, maintenance and project management, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. A breakdown of customer service and operating expenses is as follows:

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

General and Administrative Expenses.    General and administrative expenses increased to $5,389,638 from $3,318,866 for the years ended September 30, 2006 and 2005, respectively.  Of the general and administrative expenses for the years ended September 30, 2006 and 2005, the Company had total noncash charges included of $2,099,706 and $849,433, respectively, described below:

	Years ended September 30,
	2006	2005
Total general and administrative expense	$5,389,638	$3,318,866

Noncash charges:
Share based compensation - nonemployees (1)	398,394	599,910
Share based compensation - employees (1)	1,048,856	—
Effect of variable accounting for stock options	—	271,885
Effect of issuance of common stock in exchange for termination of agreement	—	270,200
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	(426,041)
Excess discount for the issuance of stock under stock purchase plan	50,290	—
Issuance of common stock for bonuses	99,833	—
Issuance of common stock for wages	83,634	—
Provision for compensation expense settled through the issuance of common stock	253,678	—
Bad debt provision	107,044	63,658
Inventory provision	57,977	69,821
Total noncash charges	2,099,706	849,433
Total general and administrative expense, net of noncash charges	$3,289,932	$2,469,433
General and administrative, net of noncash charges, as a percent of revenue	25%	27%

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

Other Noncash Charges.   Depreciation and amortization expenses increased from $3,055,287 during the fiscal year ended September 30, 2005 to $4,391,640 during the fiscal year ended September 30, 2006.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over the prior period.

Other Income, Net. On May 31, 2005, we sold 447 subscribers to Comcast of Maryland, Inc. for $1,049,048. The total gain on the sale of the customers and the related property and equipment was $1,046,088 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $411,708. The Company’s gain on the sale of this system, after expenses, was $634,380 (Note 7 to the Consolidated Financial Statements). On November 8, 2004, we sold 102 subscribers to Comcast of Maryland, Inc. for $183,600. The total gain on the sale of customers and the related property and equipment was $161,120 of which, pursuant to the Joint Venture termination agreement, AvalonBay Communities, the former joint venture partner, received $79,804. The Company's gain on the sale of this system, after expenses, was $81,316 (Note 7 to the Consolidated Financial Statements). The Company did not sell any subscribers in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2007, 2006 and 2005, we recorded a net loss of $7,508,659, $8,011,054, and $4,680,438, respectively. We had negative cash flows from operating activities of $567,402, $1,992,912, and $852,929 during the years ended September 30, 2007, 2006 and 2005, respectively. However, for the year ended September 30, 2007, cash flows from operating activities have been a positive $464,371 since the quarter ended December 31, 2006. At September 30, 2007, we had an accumulated deficit of $46,465,012.

At quarters ended:	Cash provided by (used in) operating activities
Net cash used in operating activities - December 31, 2006	$(1,031,774)
Net cash provided by operating activities - March 31, 2007	295,336
Net cash used in operating activities - June 30, 2007	(22,104)
Net cash provided by operating activities - September 30, 2007	191,140
Total net cash used in operating activities - September 30, 2007	$(567,402)

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a permanent funding solution to the Company’s subscriber growth capital requirements. The $20 million Credit Facility (subject to a borrowing base) is a non-amortizing five-year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings, despite the availability of more capital through an increasing borrowing base.

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into four $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. The Credit Facility requires that to access funds above $10 million that the Company comply with a rolling quarterly covenant of positive EBITDA and maintain certain subscriber growth rates. As of September 30, 2007, we had $13,442,443 outstanding under the Credit Facility which is due on September 11, 2011.

The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

Cash Position.    At September 30, 2007, 2006 and 2005 we had cash and cash equivalents of $767,296, $3,238,939 and $9,358,021, respectively.

For the years ended September 30, 2007 and 2006 the Company has adequate financial resources from its cash position and from the $20 million Credit Facility to fund operations.

Operating Activities.     Our operations used net cash of $567,402, $1,992,912 and $852,929 for the years ended September 30, 2007, 2006 and 2005, respectively. Net cash used from operating activities included increases of $892,434, $169,614, and $1,168,015 in our accounts payable and accrued liabilities during the years ended September 30, 2007, 2006 and 2005, respectively. Additionally, during the years ended September 30, 2007, 2006 and 2005 the net increase in accounts receivable was $931,044, $186,825 and $687,404, respectively.  Our net losses of $7,508,659, $8,011,054 and $4,680,438 for the years ended September 30, 2007, 2006 and 2005, were significantly offset by net noncash charges associated primarily with depreciation and amortization and other non-cash charges associated with stock options and warrants of $6,895,687, $6,537,575 and $3,904,720 for the same periods.

Investing Activities.   During the year ended September 30, 2007, we purchased $8,053,457 of equipment relating to subscriber additions and paid $3,276,742 for the acquisition of other intangible assets. Additionally, the Company received proceeds of $80,715 for the sale of customers and telecommunications equipment.

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

Financing Activities.  During the year ended September 30, 2007, we used $48,838 for the repayment of certain notes payable and $73,879 for capital lease obligations.  Equity financing activity provided $83,504 through the issuance of 401,384 shares of common stock from the exercise of options and $21,582 from 32,003 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, we incurred $200,000 in deferred finance costs and borrowed $9,562,874 through the Credit Facility.

During the year ended September 30, 2006, we used $68,915 for capital lease obligations and $45,459 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $166,533. Regarding equity financing activities, we (i) issued 350,000 shares of common stock upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500, (ii) received $41,718 in proceeds which resulted in the issuance of 35,958 shares of common stock through the Employee Stock Purchase Plan, (iii) issued 50,136 shares of common stock upon the exercise of options, which resulted in net proceeds to the Company of $16,544, (iv) entered into a senior secured $20,000,000 revolving five year Credit Facility and borrowed $3,879,569, and (v) incurred $444,910 in deferred finance costs.

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

Working Capital.   As of September 30, 2007 and 2006, we had negative working capital of $226,684 and $2,063,075, respectively. The Credit Facility discussed earlier provided $9,562,874 and $3,879,569 in proceeds towards working capital for the years ended September 30, 2007 and 2006, respectively. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through at least September 30, 2008.

Capital Commitments and Contingencies.    We have access agreements with the owners of multiple dwelling unit properties to supply our satellite television and Internet systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Capital Requirements.     We believe that we have sufficient cash resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the September 11, 2006 Credit Facility become unavailable to us, there is no guarantee that we will be able to sustain an increasing rate of growth.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITTMENTS

As of September 30, 2007, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Capital lease (equipment)	$93,470	$81,291	$12,179	$-
Operating leases	574,933	345,737	229,196	-
Notes payable	102,009	51,723	50,286	-
Credit facility borrowing	13,442,443	-	-	13,442,443
Total contractual obligations	$14,212,855	$478,751	$291,661	$13,442,443

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

Revenue recognition with respect to initial service or connection:

On June 5, 2007, the Company signed a new Key Account Operator Agreement with DIRECTV (the “New Agreement"). The New Agreement is effective June 1, 2007 and replaces the current agreement dated September 29, 2003 which was already in its first renewal period. The New Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased. The method of determining the recurring monthly residual fees will remain unchanged, however, the new higher rate, by approximately 30%, will be applied in the estimation of the recurring monthly residual fees.

Under the New Agreement, the Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The "activation fee" paid will be slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it will remain the same amount as previously paid to the Company for subscribers in the Company's bulk properties. The method of calculating the activation fees and the treatment of these fees will remain the same as prior to the New Agreement, however, the new rates as stated in the New Agreement will be applied.

The New Agreement calls for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The New Agreement also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is currently recognized in conjunction with the depreciation of the related equipment over seven years.

Deferred Revenue:

The Company’s line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, (ii) the commission that DIRECTV pays the Company for obtaining subscribers with an annual commitment, and (iii) the prepaid commission received from DIRECTV for certain fixed asset equipment associated with the subscribers in (ii), above.

The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain direct-to-home and bulk-choice-advantage customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

The equipment referenced in (iii) above are set-top receivers and due to the fact that the Company depreciates this equipment over seven years, the prepaid commission received for the receivers is recognized over the seven years. The portion that is not recognized within twelve months (current) is set forth in the long term portion of the deferred revenue. However, as previously discussed, the Company entered into a New Agreement with DIRECTV on June 1, 2007 and in this New Agreement, it is the intent that these set-top receivers, regardless of subscriber type, will be discounted as a reduction of the cost of the equipment. This equipment will be subject to EITF 02-16 and will be accounted for in this manner starting with the Company’s fiscal year 2008 beginning on October 1, 2007.

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the years ended September 30, 2006 and 2007 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans under the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Options issued to Employees” and provided proforma information as if a fair value based method had been used to determine the cost of options and that the cost was amortized over the vesting period of the options. We estimated the fair value of options issued to employees for pro-forma disclosure purposes using an option-pricing model (generally, the Black-Scholes model) that meets the criteria set forth in SFAS 123. In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the historical and proforma fair values of options and warrants using the Black-Scholes option pricing model, we used the following assumptions in the year ended September 30, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	53%	52%	76%
Risk-free interest rate	4.63%	4.72%	4.00%
Expected years of option life	1 to 5	1 to 5	1 to 5
Expected dividends	0%	0%	0%

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

Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2007 and 2006.

Valuation of long-lived assets:

We assess the recoverability of long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2007, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in noncash charges to income that could materially affect our consolidated financial position or results of operations for that period.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to financial statements of prior periods’ for a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FASB Interpretation No. 48 is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

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

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect a material impact on our consolidated results of operations, but the adoption of EITF No. 06-1 may effect how certain considerations are classified in our consolidated results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS 159 may have, if any, on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 160 will have a material impact on our financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a line of credit to provide for a portion of its financing needs. At September 30, 2007, the balance outstanding under this arrangement was $13,442,443. Interest costs would increase by approximately $136,291, annually, for each percentage point increase in the rate of interest on this credit facility, assuming current balances.

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

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2007 and 2006, and their results of operations and cash flows for each of the years in the three year period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended September 30, 2006.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 20, 2007

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2007 and 2006

	September 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$767,296	$3,238,939
Accounts receivable- trade, net of an allowance of $167,674 and $162,402	2,381,234	1,642,179
Prepaid expenses and deposits	582,319	387,812
TOTAL CURRENT ASSETS	3,730,849	5,268,930

Telecommunications equipment inventory	970,456	906,448
Property and equipment, net of accumulated depreciation of $12,784,932 and $8,384,705	22,046,390	18,719,922
Intangible assets, net of accumulated amortization of $4,153,493 and $3,241,154	4,186,809	1,822,415
Deferred financing costs, net of accumulated amortization of $144,979 and $7,415	513,740	451,304
TOTAL ASSETS	$31,448,244	$27,169,019

LIABILITIES and STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,818,594	$1,131,462
Other accrued liabilities	1,301,307	1,348,999
Current portion of deferred revenue	704,618	597,356
Current portion of note payable	51,723	48,732
Current portion of capital lease obligations	81,291	79,306
TOTAL CURRENT LIABILITIES	3,957,533	3,205,855

Deferred revenue, net of current portion	408,640	251,522
Credit line borrowing, net of debt discount	13,224,561	3,603,378
Note payable, net of current portion	50,286	102,115
Capital lease obligations, net of current portion	12,179	88,043
TOTAL LIABILITIES	17,653,199	7,250,913

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,556,989 and 50,462,121 shares issued and outstanding	51,556	50,462
Additional paid-in capital	60,208,501	58,823,997
Accumulated deficit	(46,465,012)	(38,956,353)
TOTAL STOCKHOLDERS’ EQUITY	13,795,045	19,918,106
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,448,244	$27,169,019

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2007, 2006 and 2005
	Years ended September 30,
	2007	2006	2005
REVENUE	$16,658,392	$13,366,205	$9,142,228

OPERATING EXPENSES
Direct costs	7,266,595	5,307,770	3,582,407
Sales expenses	1,296,570	1,629,228	1,963,127
Customer service and operating expenses	4,784,931	4,762,336	2,858,881
General and administrative expenses	4,292,991	5,389,638	3,318,866
Depreciation and amortization	5,384,562	4,391,640	3,055,287
TOTALS	23,025,649	21,480,612	14,778,568

OPERATING LOSS	(6,367,257)	(8,114,407)	(5,636,340)

Other income (expense)
Gain on settlement of accounts payable	—	—	15,190
Gain (loss) on sale of customers, and property and equipment	(110,052)	—	715,696
Interest income	27,729	128,909	232,787
Interest expense	(1,059,079)	(25,556)	(7,771)
NET LOSS	$(7,508,659)	$(8,011,054)	$(4,680,438)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.15)	$(0.16)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,307,618	50,204,409	48,479,204

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2007, 2006 and 2005

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total
Balance, October 1, 2004	42,672,671	$42,673	$42,122,896	$(2,129,844)	$(26,264,861)	$13,770,864
Issuance of common stock through employee stock purchase plan	18,040	18	38,690			38,708
Issuance of common stock and warrants in connection with private placement	6,063,440	6,063	15,039,381			15,045,444
Issuance of common stock for warrants exercised	449,667	450	448,508			448,958
Issuance of common stock for options exercised	1,004,104	1,006	408,766			409,772
Effect of variable accounting for options			271,885			271,885
Issuance of common stock in exchange for termination of agreements	105,000	105	468,595	(198,500)		270,200
Cancellation of common stock and warrants in exchange for terminated agreements	(500,000)	(500)	(1,604,500)	1,178,959		(426,041)
Amortization of unearned compensation				599,910		599,910
Net loss					(4,680,438)	(4,680,438)
Balance, October 1, 2005	49,812,922	49,815	57,194,221	(549,475)	(30,945,299)	25,749,262
Effect of adoption of SFAS 123R				549,475		549,475
Issuance of common stock through employee stock purchase plan	162,678	161	175,481			175,642
Issuance of common stock for employee bonuses	86,385	86	99,747			99,833
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Issuance of common stock for options exercised	50,136	50	16,494			16,544
Issuance of warrants in connection with credit line agreement			290,000			290,000
Share-based compensation - employees			1,048,856			1,048,856
Share-based compensation credit - nonemployees			(87,952)			(87,952)
Net loss					(8,011,054)	(8,011,054)
Balance, October 1, 2006	50,462,121	50,462	58,823,997	-	(38,956,353)	19,918,106
Issuance of common stock for accrued compensation	311,008	311	192,513			192,824
Issuance of common stock for employee bonuses	210,473	210	131,145			131,355
Issuance of common stock through employee stock purchase plan	32,003	32	41,358			41,390
Issuance of restricted common stock for compensation for services to be rendered	140,000	140	113,860			114,000
Issuance of common stock for options exercised, including effects of net share settlements	401,384	401	83,103			83,504
Share-based compensation - employees			822,525			822,525
Net loss					(7,508,659)	(7,508,659)
Balance, September 30, 2007	51,556,989	$51,556	$60,208,501	$-	$(46,465,012)	$13,795,045

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2007, 2006 and 2005

	Years ended September 30,
	2007	2006	2005
OPERATING ACTIVITIES
Net loss	$(7,508,659)	$(8,011,054)	$(4,680,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	191,989	107,044	63,658
Inventory provision	—	57,977	69,821
Depreciation and amortization	5,384,562	4,391,640	3,055,287
Share-based compensation expense - employees	822,525	1,048,856	—
Share-based compensation expense - nonemployees	63,125	398,394	599,910
Effect of variable accounting for stock options	—	—	271,885
Effect of issuance of common stock in exchange for termination of agreement	—	—	270,200
Effect of cancellation of common stock and warrants in exchange for termination of agreement	—	—	(426,041)
Charge to interest expense for amortization of deferred finance costs and debt discount	195,873	7,415	—
Compensation expense for issuance of common stock through employee stock purchase plan	19,808	50,290	—
Compensation expense for issuance of common stock for employee bonuses	37,240	99,833	—
Compensation expense for issuance of common stock for employee services	33,945	83,634	—
Compensation expense for issuance of restricted common stock for services to be rendered	73,500	—	—
Gain on settlement of accounts payable	—	—	(15,190)
Loss (gain) on sale of customers and property and equipment	110,052	—	(715,696)
Changes in operating assets and liabilities:
Accounts receivable	(931,044)	(186,825)	(687,404)
Prepaid expenses and deposits	(217,132)	(124,338)	(101,511)
Accounts payable	687,132	(65,043)	602,579
Other accrued liabilities	205,302	234,657	565,436
Deferred revenue	264,380	(85,392)	274,575
Net cash used in operating activities	(567,402)	(1,992,912)	(852,929)
INVESTING ACTIVITIES
Purchase of property and equipment	(8,053,457)	(7,549,353)	(11,402,476)
Proceeds from sale of customers and related property and equipment	80,715	—	1,232,648
Acquisition of intangible assets	(3,276,742)	(42,864)	(390,600)
Net cash used in investing activities	(11,249,484)	(7,592,217)	(10,560,428)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	9,562,874	3,879,569	—
Deferred financing costs	(200,000)	(444,910)	—
Proceeds from notes payable	—	—	200,000
Payments of notes payable	(48,838)	(45,459)	(3,694)
Proceeds from purchase of common stock through employee stock purchase plan	21,582	41,718	38,708
Proceeds from private placement of common stock and warrants	—	—	15,045,444
Proceeds from options exercised	83,504	16,544	409,772
Proceeds from warrants exercised	—	87,500	448,958
Payments of capital lease obligations	(73,879)	(68,915)	(73,532)
Net cash provided by financing activities	9,345,243	3,466,047	16,065,656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,471,643)	(6,119,082)	4,652,299
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,238,939	9,358,021	4,705,722
CASH AND CASH EQUIVALENTS, END OF YEAR	$767,296	$3,238,939	$9,358,021

	Years ended September 30,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 and 126,720 shares of common stock for accrued compensation	$158,879	$133,924	$—

Issuance of 151,799 shares of common stock for employee bonuses	$94,115	$—	$—

Issuance of 45,000 shares of restricted common stock for services to be rendered	$40,500	$—	$—

Issuance of warrants in connection with credit line borrowing agreement	$—	$290,000	$—

Equipment acquired through capital lease obligations	$—	$166,533	$35,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$863,206	$25,556	$7,771

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, provision for inventory reserve, useful lives of property and equipment, fair value of equity instruments, valuation of deferred tax assets and potentially impaired long-lived assets. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

Deferred Financing Costs and Debt Discount

Costs related to obtaining loans are presented as deferred financing costs on the consolidated balance sheets and amortized to interest expense using the straight-line method over the term of the related obligation. Debt discount is offset against the principal balance of the related loan and amortized using the straight-line method over the term of the related loan.

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

Intangible Assets

Intangible assets consist of acquired building access agreements and subscriber lists and are being amortized over their estimated useful lives of five years using the straight-line method.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2007, 2006 and 2005.

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

On June 5, 2007, the Company signed a new Key Account Operator Agreement with DIRECTV (the "New Agreement"). The New Agreement is effective June 1, 2007 and replaces the current agreement dated September 29, 2003 which was already in its first renewal period. The New Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased. The method of determining the recurring monthly residual fees will remain unchanged, however, the new higher rate, by approximately 30%, will be applied in the estimation of the recurring monthly residual fees.

Under the New Agreement, the Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The "activation fee" paid will be slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it will remain the same amount as previously paid to the Company for subscribers in the Company's bulk properties. The method of calculating the activation fees and the treatment of these fees will remain the same as prior to the New Agreement, however, the new rates as stated in the New Agreement will be applied.

The New Agreement calls for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA “Analog Commission” is subject to the annual commitment or “charge back” provision, the “Analog Commission” is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The New Agreement also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the “Analog Commission,” the payment of the “Individual Subscriber PPC” by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the “Individual Subscriber PPC” is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, the portion of the “Individual Subscriber PPC” that relates to the equipment discount is currently recognized in conjunction with the depreciation of the related equipment over seven years.

Deferred Revenue:

The Company’s line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, (ii) the commission that DIRECTV pays the Company for obtaining subscribers with an annual commitment, and (iii) the prepaid commission received from DIRECTV for certain fixed asset equipment associated with the subscribers in (ii), above.

The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain direct-to-home and bulk-choice-advantage customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

However, the equipment referenced in (iii) above are set-top receivers and due to the fact that the Company depreciates this equipment over seven years, the prepaid commission received for the receivers is currently recognized over the seven years. The portion that is not recognized within twelve months (current) is set forth in the long term portion of the deferred revenue.

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

For the years ended September 30, 2007, 2006 and 2005, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2007, 2006 and 2005 the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the years ended September 30,
	2007	2006	2005
Warrants	3,969,567	6,298,885	5,648,885
Options	2,743,340	2,602,072	3,300,342
Potentially dilutive common shares	6,712,907	8,900,957	8,949,227

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2007, 2006 and 2005 and cumulative translation gains and losses as of September 30, 2007, 2006 and 2005 were not material.

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

The Company adopted the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the years ended September 30, 2007 and 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, notes payable, revolving credit line borrowings and capital lease obligations at September 30, 2007 and 2006 are estimated to approximate their carrying values due to the relative liquidity or short-term nature of these instruments.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash and cash equivalents with high credit quality institutions.  At September 30, 2007, the Company has cash balances that exceed Federally insured limits.

Accounts receivable from DIRECTV (see Note 6 to the Consolidated Financial Statements) at September 30, 2007 and 2006, represented 32% and 47%, respectively, of total trade accounts receivable. Revenues realized from DIRECTV represented 21%, 23% and 25% of total revenues in the years ended September 30, 2007, 2006 and 2005, respectively. Management believes the Company has an adequate allowance for potential losses from such concentration.

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

Other Recently Issued and Not Yet Effective Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FASB Interpretation No. 48 is not expected to have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

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

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect a material impact on our consolidated results of operations, but the adoption of EITF No. 06-1 may effect how certain considerations are classified in our consolidated results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. We are currently assessing the effect SFAS 159 may have, if any, on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  Further, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 160 will have a material impact on our financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

3.	DEBT AND CAPITAL LEASE OBLIGATIONS

Credit Facility

On September 11, 2006, the Company entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth.

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. As of September 30, 2007, the Company had drawn into the second and third increments and has borrowed a total of $13,442,443 under the Credit Facility, which is reflected in the accompanying consolidated balance sheet as of September 30, 2007, net of debt discount of $217,882. The outstanding principal is payable on September 11, 2011. As of September 30, 2007, $6,557,557 remains available for borrowing under the Credit Facility subject to covenants described below.

As a result of drawing into the second $5,000,000 increment, the Company incurred an annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve-month period ending in February 2008.

As a result of drawing into the third $5,000,000 increment, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in June 2008. Additionally, Morgan Joseph & Co. Inc., who acted as advisor and placement agent, also received a success fee of 2% (or $100,000) when the Company drew into the third increment, which was charged to deferred finance costs that will be amortized to interest expense using the straight-line method over the remaining life of the Credit Facility.

The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company currently exceeds $20,000,000. To access the Credit Facility above $10,000,000, the Company must have positive Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, and 50,000 subscribers. To access the Credit Facility above $15,000,000, the Company must have positive EBITDA (as adjusted) and 55,000 subscribers.  The Credit Facility can be prepaid upon thirty days notice with a penalty of 4% to 1% of the outstanding principal balance depending on the prepayment timing.

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

The Credit Facility also includes certain events of default, including failure to make payment, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

In connection with the Credit Facility, the Company issued to FCC, LLC, d/b/a First Capital, a five-year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five-year warrant to purchase 476,191 shares of the Company's Common Stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five-year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the lenders are "accredited investors" as such term is defined in Rule 501 of said Regulation D. The relative fair value of the warrants of $290,000, at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in-capital and as debt discount which is a reduction of the carrying value of the Credit Facility borrowing, and is being amortized using the interest method over the term of the related loan.

Capital Lease Obligations

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2009. Future minimum rental payments under capital leases and related information in years subsequent to September 30, 2007 is presented in the table below:

Year ending September 30,
2008	$88,950
2009	12,618
Total minimum payments	101,568
Less amount representing interest	8,098
Present value of net minimum payments	93,470
Less current portion	81,291
Long-term portion	$12,179

The net book value of equipment under capital leases as of September 30, 2007 and 2006 was $143,269 and $154,159, respectively, and is included in property and equipment.

Notes Payable

Notes payable under term loans outstanding as of September 30, 2007 consisted of the following:

	2007	2006
Wachovia Bank Note(1) - current portion	$51,723	$48,732
Wachovia Bank Note(1) - long term	50,286	102,115
Total	$102,009	$150,847

(1)
On August 1, 2005, the Company entered into an unsecured Term Loan and Promissory Note Agreement with Wachovia Bank, National Association for $200,000. The note had a term of four years commencing September 1, 2005 with equal monthly payments of $4,719 of principal and interest at a fixed rate of 6.15% per annum through July, 2009.

4.	STOCKHOLDERS’ EQUITY

Preferred Shares

As of September 30, 2007, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2007 and 2006.

Common Stock Issued to Consultants

On April 6, 2004 and May 7, 2004, respectively, the Company issued 250,000 shares of common stock and warrants for the purchase of 250,000 shares of common stock exercisable at $1.84 per share to each of PDI Communications Inc. (“PDI”) and B.A.A.M., LLC (“BAAM”) pursuant to an agreement for future assistance. The market value of the shares was $1,100,000 on the date of issuance, which resulted in a charge to unearned compensation and an increase in additional paid-in capital in that amount. The unearned compensation was being amortized to expense over three years.

On November 18, 2004, the Company and PDI executed an agreement for the termination of the agreement and PDI returned to the Company for cancellation the original stock certificate representing 250,000 shares of common stock and returned to the Company for cancellation the original warrant agreement for the purchase of 250,000 shares of common stock exercisable at $1.84 per share. In return, the Company re-issued to PDI a stock certificate for 50,000 registered shares of common stock. The Company had initially recorded the fair value of the 250,000 shares and the warrants to purchase 250,000 shares of $1,055,000 as unearned compensation of which $219,791 was amortized to expense during the period from February 12, 2004 to September 30, 2004. The 50,000 shares issued in connection with the termination of the PDI Agreement had a fair value of $152,500. Accordingly, the Company recorded a net credit to expense of $67,291 during the three months ended December 31, 2004 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to November 18, 2004 to $152,500. The Company also reversed the remaining $835,209 of unearned compensation.

On May 19, 2005, the Company and BAAM executed an agreement for the termination of the agreement resulting in the return to the Company for cancellation of the original stock certificate representing 250,000 shares of common stock. In return, the Company re-issued to BAAM a stock certificate for 55,000 registered shares of common stock. The Company had initially recorded the fair value of the 250,000 shares of $550,000 as unearned compensation of which $206,250 was amortized to expense during the period from February 12, 2004 to March 31, 2005. The 55,000 shares issued in connection with the termination of the BAAM agreement had a fair value of $117,700. Accordingly, the Company recorded a net credit to expense of $88,550 during the three months ended June 30, 2005 thereby reducing the total compensation charged to expense over the period from February 12, 2004 to May 19, 2005 to $117,700. The Company also reversed the remaining $343,750 of unearned compensation.

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

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001.  As a result of previous repricings, the Company was subject to variable-plan accounting for such options in 2005 and, accordingly, it recognized noncash charges for compensation expense of $265,088 during the year ended September 30, 2005 based on the net increases in the market value of the options subsequent to the respective dates of repricing.  On August 5, 2004, the stockholders voted at the Annual General Meeting to increase the number of shares available under the 2001 Option Plan from 4,000,000 to 5,600,000.

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the years ended September 30, 2005, 2006 and 2007:

	Number of shares	Weighted-average exercise price ($)
Options outstanding at October 1, 2004	2,539,306	0.77
Options granted (weighted average fair value of $2.09 per share)	2,100,000	2.51
Options cancelled/expired	(334,860)	2.69
Options exercised	(1,004,104)	0.41
Options outstanding at September 30, 2005 (1)	3,300,342	1.79
Options granted	—	—
Options cancelled/expired	(648,134)	1.83
Options exercised (2)	(50,136)	0.33
Options outstanding at September 30, 2006	2,602,072	1.81
Options granted (weighted average fair value of $0.38 per share)	595,000	0.75
Options cancelled/expired	(52,348)	0.69
Options exercised (3)	(401,384)	0.33
Options outstanding at September 30, 2007 (4)	2,743,340	1.82
Options exercisable at September 30, 2007 (4)	2,169,012	1.95

(1)
As discussed above, the Company re-priced certain options and, as a result, such options were subject to variable accounting provisions prior to the adoption of SFAS 123R.  Accordingly, during the year ended September 30, 2005, the Company recognized charges to general and administrative expenses of $271,885 for the increase in market price per share of the Company’s common stock.

(2)	The aggregate intrinsic value of options exercised during the year ended September 30, 2006 was $22,818.

(3)
Of the 509,334 options exercised during the year ended September 30, 2007, 256,292 options were granted cashless exercise status by the Board of Directors, so that upon exercise of these options, 85,602 options were surrendered back to the Company during the three months ended December 31, 2006 at fair market value of $0.74 per share and an additional 22,348 options were surrendered back to the Company during the three months ended June 30, 2007 at fair market value of $0.95 in lieu of the exercise price, with the remaining 148,342 shares issued to the employees. The aggregate intrinsic value of options exercised during the year ended September 30, 2007 was $169,244.

(4)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2007 was 2.6 and 2.4 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2007 was $125,612 and $93,458, respectively. An additional charge of approximately $450,000 is expected to vest and be recognized subsequent to September 30, 2007 over a weighted average period of 24 months. The charge will be amortized to general and administrative expense as the options vest in subsequent periods.

The Company recorded the share-based compensation expense under SFAS 123R of $822,525 and $1,048,856 for the years ended September 30, 2007 and 2006, respectively, which is included in general and administrative expense. At September 30, 2007, a total of 149,342 shares of common stock were available for grant.

Prior to the adoption of SFAS 123R, as explained in Note 2, the Company accounted for its stock-based employee compensation plans under the intrinsic value method per APB 25, whereby compensation cost was only recorded for the excess, if any, of the quoted market price of the common shares over the exercise price at the date of grant for all employee stock options issued. SFAS 123 had established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. However, SFAS 123, and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," permitted a company to elect to continue to apply the intrinsic-value-based method of accounting described above until it adopted SFAS 123R provided it made appropriate pro forma disclosures of the use of a method that estimated the fair value of the options at the grant date and then amortized the fair value to expense over the options' vesting period. For the year ended September 30, 2005, the Company has shown its historical results of operations using the intrinsic value method under the provisions of APB 25 and, accordingly, is required to present the additional pro forma information in the table that follows showing the effects on its historical results of operations of the use of a method that estimates the fair value of the options at the grant date and then amortizes the fair value to expense over the options’ vesting period:

Year ended September 30, 2005
Net loss, as reported	$(4,680,438)
Add: Total stock-based employee compensation expense determined under the intrinsic value method for all awards, net of related tax effects	304,485
Deduct: Total stock-based employee compensation expense determined under the Black-Scholes option-pricing model (which is a fair value based method) for all awards, net of related tax effects	(1,041,900)
Pro forma net loss	$(5,417,853)

Basic and diluted net loss per share:
As reported	$(0.10)
Pro forma	$(0.11)

Warrants to Purchase Common Shares

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2007, 2006 and 2005:

	Number of warrants outstanding	Weighted avg. exercise price per share ($)
Outstanding at October 1, 2004	4,226,348	1.57
Issued (A)	2,122,204	3.40
Cancelled (B)	(250,000)	1.84
Exercised (C)	(449,667)	1.00
Outstanding at September 30, 2005	5,648,885	2.29
Issued (D)	1,000,000	0.82
Cancelled (E)	—	—
Exercised (F)	(350,000)	0.25
Outstanding at September 30, 2006	6,298,885	2.17
Issued (G)	—	—
Cancelled (H)	(2,329,317)	2.13
Exercised (I)	—	—
Outstanding at September 30, 2007	3,969,568	2.01

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

(C)
During the year ended September 30, 2005, certain investors exercised warrants to purchase 253,000 shares of common stock with an exercise price of $0.33 per share, 166,667 shares of common stock with an exercise price of $1.75 per share, and 30,000 shares of common stock with an exercise price of $2.46 per share, and as a result, the Company received cash proceeds of $448,958.

(D)
In connection with the Credit Facility, on October 1, 2006, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company's Common Stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants had a fair value of $290,000. For the term of the warrants, they are subject to a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

(E)	During the year ended September 30, 2006, no warrants expired or were cancelled.

(F)
During the year ended September 30, 2006, certain investors exercised warrants to purchase 350,000 shares of common stock with an exercise price of $0.25 per share, and as a result, the Company received cash proceeds of $87,500.

(G)	During the year ended September 30, 2007, no warrants were issued.

(H)
During the year ended September 30, 2007, 2,329,317 warrants to purchase shares of common stock expired; 40,000 warrants at an exercise price of $0.33, 40,000 warrants at an exercise price of $0.65, 833,334 warrants at an exercise price of $1.75 and 1,415,983 warrants at an exercise price of $2.46.

(I)	During the year ended September 30, 2007, no warrants were exercised.

Assumptions Used in Determining Fair Value of Stock Options and Warrants

For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, we used the following assumptions in the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005
Expected volatility	52%	52%	76%
Risk-free interest rate	4.12%	4.72%	4.00%
Expected life of option	1 to 5 years	1 to 5 years	1 to 5 years
Expected dividends	0%	0%	0%

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

During the years ended September 30, 2007, 2006 and 2005, the Company issued 32,003, 35,958 and 18,040 shares, respectively, to employees who directly purchased shares under the Purchase Plan through payroll deductions. The aggregate purchase price for those shares of $41,390, $175,642 and $38,708, respectively, was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries. Funds derived from the employee purchase of Company common stock under the Purchase Plan can be used for general corporate purposes.

Additionally, during the year ended September 30, 2007, (i) the Company recognized compensation expense of $33,945 for the issuance of 54,750 shares of common stock for employee wages and $37,240 for the issuance of 58,674 shares of common stock for employee bonuses, and (ii) the Company issued 256,258 shares of common stock for $158,879 in compensation expense and 151,799 shares of common stock for $94,115 in employee bonuses that were previously accrued in the year ended in September 30, 2006, but had not yet been issued.

Shares Issued Pursuant to Private Placement

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

None

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

Operating Leases

The Company is obligated under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2009 to make future minimum rental payments in years subsequent to September 30, 2007 as summarized in the following table:

Year ending September 30,	Minimal Rental Payments
2008	$345,737
2009	229,196
Total minimum payments	$574,933

Rent expense under all operating leases amounted to $364,821, $368,105 and $193,374, respectively, for the years ended September 30, 2007, 2006 and 2005.

6.	STRATEGIC ALLIANCE WITH DIRECTV

On June 5, 2007, the Company signed a new Key Account Operator Agreement with DIRECTV (the "New Agreement"). The New Agreement is effective June 1, 2007 and replaces the current agreement dated September 29, 2003 which was already in its first renewal period. A vast majority of the terms set forth in the September 29, 2003 agreement have been carried over to the New Agreement. The term of the New Agreement essentially mirrors the previous agreement, that being a three-year term with two two-year automatic renewals upon achieving a moderate level of subscriber additions.

The New Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased.

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

7.	GAIN/LOSS ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On September 1, 2007, a 536 unit property that the Company acquired from another service provider terminated its contract prior to expiration pursuant to a certain provision of Florida condominium law relating strictly to new condominium boards, resulting in a loss of $124,297.

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

8.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

During the year ended September 30, 2007, the Company acquired access agreements and/or telecommunications equipment for a number of properties in various stages of completion and/or deployment.

On July 19, 2007, the Company executed an asset purchase agreement to acquire 9,575 subscribers and the related access agreement and telecommunications assets located in 181 multi-family properties from Multiband Corporation. Collectively, the 181 properties represent approximately 32,600 units passed by wire. The acquisition price was $3,372,620 payable in cash at the closings for the entire 9,575 subscribers. The final acquisition differs from the initial projection of 11,166 subscribers due to contractual constraints that prevented the transfer of certain subscribers. As a result, the initial acquisition price of $4,008,000 was adjusted down to $3,372,620 to compensate for the lower subscriber count.

The acquisition costs of all acquired access agreements and equipment (including Multiband set forth above) were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$2,147,076
Amortizable intangible assets	3,276,742
Total acquisition cost of all acquired access agreements and equipment during year ended Sept. 30, 2007	$5,423,818

9.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2007	2006
Telecommunications equipment, installed	$33,187,713	$25,680,276
Computer equipment	1,170,187	975,996
Furniture and fixtures	252,416	234,447
Leasehold improvements	163,083	163,083
Other	57,923	50,825
	34,831,322	27,104,627
Less: Accumulated depreciation	(12,784,932)	(8,384,705)
	$22,046,390	$18,719,922

Depreciation expense amounted to $4,472,214, $3,430,404 and $2,182,970 for the years ended September 30, 2007, 2006 and 2005, respectively.

10.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2007	2006
Building access agreements, including subscriber lists	$8,340,311	$5,063,569
Less: Accumulated amortization	(4,153,502)	(3,241,154)
	$4,186,809	$1,822,415

Amortization expense amounted to $912,348, $961,236 and $872,317 for the years ended September 30, 2007, 2006 and 2005, respectively. Amortization of intangibles in the years subsequent to September 30, 2007 is as follows:

Year	Amortization Amount
2008	$1,266,564
2009	1,133,071
2010	716,964
2011	656,030
2012	414,180

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	2007	2006
Accrued costs and expenses:
Equipment	$107,043	$296,295
Employee stock purchases and employee compensation payable in common stock	79,018	227,000
Subcontractors maintenance and installation	169,958	228,827
Programming costs	233,702	42,868
Professional fees	262,740	166,577
Wages	334,808	282,466
Other	114,038	104,966
Totals	$1,301,307	$1,348,999

12.	INCOME TAXES

The Company had pre-tax losses but did not record any benefits for Federal or other income taxes for the years ended September 30, 2007, 2006 and 2005. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (a) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (b) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2007 and 2006, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2007	2006
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$14,797,000	$11,469,000
Canada	3,375,000	3,374,000
Tax benefit for nonqualified stock options	11,000	26,000
Amortization of intangible assets	—	795,000
Other	92,000	224,000
Totals	18,275,000	15,888,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(3,811,000)	(2,012,000)
Net deferred tax assets	14,464,000	13,876,000
Less valuation allowance	(14,464,000)	(13,876,000)
Totals	$—	$—

At September 30, 2007 and 2006, the Company had net operating loss carry forwards of approximately $36,991,000 and $28,700,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,419,000 and $7,400,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2007, the Federal tax loss carryforwards will expire from 2008 through 2027 and the Canadian tax loss carryforwards will expire from 2008 through 2012. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $588,000, $2,768,000, and $1,218,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

13.	SUBSEQUENT EVENTS

On October 16, 2007, the Company closed on the third and final asset purchase agreement closing with Multiband for an additional 811 subscribers for $168,099.

On October 22, 2007, 10, 686 shares of common stock were issued to employees from the Employee Stock Purchase Plan for total cash proceeds of $7,264.

On October 31, 2007, a lease agreement was executed for a larger facility for the Southeast Regional Office in Florida with 4,088 square feet of space.

On November 15, 2007, a certain executive forfeited 500,000 vested and 100,000 unvested employee stock options having an exercise price of $3.01 back to the Company for no consideration.

On November 24, 2007, previously issued warrants to purchase 2,122,204 shares of the Company’s common stock expired.

On November 30, 2007, the Board of Directors granted 13 employees a total of 605,000 options from the 2001 Stock Option Plan at an exercise price of $0.45 per share.

On December 5, 2007, 18,037 shares of restricted common stock were issued to an executive officer as part of his 2007 compensation plan.

14.	VALUATION AND QUALIFYING ACCOUNTS

Information with respect to valuation and qualifying accounts is shown in the following schedule:

Description	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts (1)	Deductions (2)	Balance at end of period
Year ended September 30, 2007:
Allowance for doubtful accounts	$(162,402)	$(191,989)	$(47,014)	$233,731	$(167,674)
Year ended September 30, 2006:
Allowance for doubtful accounts	(151,045)	(128,715)	(23,768)	141,126	(162,402)
Reserve for inventory obsolescence	(69,821)	(85,004)	-	154,825	-
Year ended September 30, 2005:
Allowance for doubtful accounts	(76,319)	(29,392)	(53,421)	8,087	(151,045)
Reserve for inventory obsolescence	-	(69,821)	-	-	(69,821)

(1)	Adjustment to allowance for doubtful accounts

(2)	Write-off of accounts receivable and telecommunications equipment inventory

15.	SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

Summarized operations information for the years ended September 30, 2007 and 2006 is shown in the following schedules:

	Quarter Ended
	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007
Consolidated Statements of Operations Data:
Revenue	$3,934,350	$3,981,485	$3,956,978	$4,785,579
Operating expenses (1)	5,408,936	5,510,352	5,446,756	6,659,605
Operating loss	(1,474,586)	(1,528,867)	(1,489,778)	(1,874,026)
Other expenses	(183,425)	(200,302)	(236,189)	(521,486)
Net loss	(1,658,011)	(1,729,169)	(1,725,967)	(2,395,512)
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.03)	$(0.05)
Weighted average common shares outstanding	51,003,121	51,324,899	51,346,257	51,556,989

	Quarter Ended
	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006
Consolidated Statements of Operations Data:
Revenue	$2,918,061	$3,326,136	$3,449,752	$3,672,256
Operating expenses (1)	4,892,009	5,505,777	5,660,024	5,422,802
Operating loss	(1,973,948)	(2,179,641)	(2,210,272)	(1,750,546)
Other income (expenses)	56,404	35,816	15,753	(4,620)
Net loss	(1,917,544)	(2,143,825)	(2,194,519)	(1,755,166)
Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.03)
Weighted average common shares outstanding	49,972,555	50,185,014	50,252,146	50,408,019

(1)
Operating expenses includes noncash charges of $1,315,252 and $2,145,935 for the years ended September 30, 2007 and 2006, respectively. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated and do not include the impact of SFAS 123R. The Company recognized stock-based compensation expense for the years ended September 30, 2007 and 2006 of $822,525 and $1,048,856, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007, the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer and our Vice President of Finance and Administration, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration concluded that as of that date, that the disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and Corporate Governance and Nominating Committee and Audit Committee is incorporated by reference from the information set forth in the sections under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters” in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, within 120 days of the end of the fiscal year covered by this report, in connection with the Annual Meeting of Stockholders to be held in 2008 (the “2008 Proxy Statement”).

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this item concerning executive compensation is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Executive Compensation,” “Corporate Governance Matters” and “Executive Compensation—Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item concerning securities authorized for issuance under equity compensation plans and security ownership of certain beneficial owners and management is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Executive Compensation—Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item concerning transactions with related persons and director independence is incorporated by reference from the information in the 2008 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance Matters”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information in the 2008 Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K

2.	Financial Statements Schedule: See Valuation and Qualifying Accounts in Note 14 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

 INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from Form 10-SB filed on May 12, 1999
(2)	Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3)	Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5)	Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6)	Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 21, 2007

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 21, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 21, 2007

/s/ DOUGLAS G. HOOPER
Douglas G. Hooper	Director	December 21, 2007

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 21, 2007

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 21, 2007

/s/ RICHARD NEWMAN
Richard Newman	Director	December 21, 2007