Form 10-Q
period 2007-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2008-02-13
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2008
Common Stock, $0.001 par value per share	51,821,733 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2007 (Unaudited) and September 30, 2007

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,052	$767,296
Accounts receivable-trade, net of an allowance of $218,345 and $167,674	2,765,752	2,381,234
Prepaid expenses and deposits	579,985	582,319
TOTAL CURRENT ASSETS	3,511,789	3,730,849

Telecommunications equipment inventory	1,071,573	970,456
Property and equipment, net of accumulated depreciation of $14,024,805 and $12,784,932	22,078,880	22,046,390
Intangible assets, net of accumulated amortization of $4,468,765 and $4,153,493	3,858,417	4,186,809
Deferred finance costs, net of accumulated amortization of $209,332 and $144,979	599,387	513,740
TOTAL ASSETS	$31,120,046	$31,448,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,900,946	$1,818,594
Other accrued liabilities	1,032,415	1,301,307
Current portion of deferred revenue	865,879	704,618
Current portion of note payable	52,534	51,723
Current portion of capital lease obligations	69,479	81,291
TOTAL CURRENT LIABILITIES	3,921,253	3,957,533

Deferred revenue, net of current portion	449,768	408,640
Credit line borrowing, net of debt discount	14,924,089	13,224,561
Note payable, net of current portion	36,839	50,286
Capital lease obligations, net of current portion	4,710	12,179
TOTAL LIABILITIES	19,336,659	17,653,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,585,712 and 51,556,989 shares issued and outstanding	51,585	51,556
Additional paid-in capital	60,377,122	60,208,501
Accumulated deficit	(48,645,320)	(46,465,012)
TOTAL STOCKHOLDERS’ EQUITY	11,783,387	13,795,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,120,046	$31,448,244

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended December 31,
	2007	2006

REVENUE	$5,268,439	$3,934,350

OPERATING EXPENSES
Direct costs	2,429,204	1,538,981
Sales expenses	338,340	332,774
Customer service and operating expenses	1,443,623	1,132,803
General and administrative expenses	1,196,447	1,160,734
Depreciation and amortization	1,555,145	1,243,644
TOTALS	6,962,759	5,408,936

OPERATING LOSS	(1,694,320)	(1,474,586)

Other income (expense)
Interest income	876	22,817
Interest expense	(486,864)	(206,242)
NET LOSS	$(2,180,308)	$(1,658,011)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.04)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,570,529	51,003,121

  See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2007
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2007	51,556,989	$51,556	$60,208,501	$(46,465,012)	$13,795,045
Issuance of common stock for employee bonuses	3,285	3	2,231		2,234
Issuance of common stock through employee stock purchase plan	7,401	7	8,152		8,159
Issuance of restricted common stock for compensation for services rendered	18,037	19	14,411		14,430
Share-based compensation - employees			143,827		143,827
Net loss				(2,180,308)	(2,180,308)
Balance, December 31, 2007	51,585,712	$51,585	$60,377,122	$(48,645,320)	$11,783,387

See accompanying notes to the unaudited condensed consolidated financial statements

 MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2007 and 2006
(Unaudited)

	For the Three Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(2,180,308)	$(1,658,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	50,671	100,507
Depreciation and amortization	1,555,145	1,243,644
Share-based compensation expense - employees	143,827	220,619
Share-based compensation expense - nonemployees	—	42,083
Charge to interest expense for amortization of deferred finance costs and debt discount	78,163	39,969
Compensation expense for issuance of common stock through employee stock purchase plan	3,129	14,468
Compensation expense for issuance of common stock for employee bonuses	—	27,473
Compensation expense for issuance of common stock for employee services	—	33,945
Compensation expense for issuance of restricted common stock for services rendered	13,500	—
Compensation expense accrued to be settled through the issuance of common stock	46,884	3,817
Changes in operating assets and liabilities:
Accounts receivable	(435,189)	(463,818)
Prepaid expenses and deposits	(11,166)	(38,988)
Accounts payable	82,352	(168,726)
Other accrued liabilities	(299,112)	(401,781)
Deferred revenue	202,389	(26,974)
Net cash used in operating activities	(749,715)	(1,031,773)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,373,480)	(1,447,502)
Refund (Payment) of acquisition purchase price, adjustment to intangible assets	13,120	(695,865)
Net cash used in investing activities	(1,360,360)	(2,143,367)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,685,718	1,044,475
Deferred financing costs	(150,000)	—
Payments of notes payable	(12,636)	(11,189)
Proceeds from purchase of common stock through employee stock purchase plan	5,030	3,915
Proceeds from options exercised	—	75,254
Payments of capital lease obligations	(19,281)	(14,557)
Net cash provided by financing activities	1,508,831	1,097,898
NET DECREASE IN CASH AND CASH EQUIVALENTS	(601,244)	(2,077,242)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	767,296	3,238,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,052	$1,161,697

	For the Three Months Ended December 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$—	$158,879

Issuance of 3,285 and 151,799 shares of common stock for employee bonuses	$2,234	$94,115

Issuance of 18,037 shares of restricted common stock for services rendered	$14,430	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$386,237	$166,273

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS
Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2007 on Form 10-K filed with the Securities and Exchange Commission on December 21, 2007.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

Change in Recognition of Certain Revenue Due to New DIRECTV Agreement and New Letter Agreement:

On June 5, 2007, the Company signed a new Key Account Operator Agreement with DIRECTV, Inc. ("Agreement"). The Agreement became effective June 1, 2007 and replaced the previous agreement dated September 29, 2003.

The Agreement will result in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased.  The Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The “activation fee” paid will be slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it will remain the same amount as previously paid to the Company for subscribers in the Company's bulk properties.

Under the new Agreement there is a change in the equipment discount effective October 1, 2007. Equipment discounts for set-top receivers are no longer dependent on subscriber type. Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the equipment discount. Therefore, equipment discounts previously accounted for as deferred revenue for prepaid commission received for the set-top receivers and recognized as revenue over seven years, in conjunction with the depreciation expense, are being accounted for as a reduction of cost of sales in accordance with EITF 02-16 as of October 1, 2007.

Additionally, on December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a high definition system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty (30) days after the upgrade of the property and subscribers is complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment and amortizable intangible assets, fair value of equity instruments, and valuation of deferred tax assets. Actual results could differ from those estimates.

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

For the three months ended December 31, 2007 and 2006, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2007 and 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	December 31, 2007	December 31, 2006
Warrants	1,847,363	5,385,550
Options	2,740,000	2,852,674
Potentially dilutive common shares	4,587,363	8,238,224

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the three months ended December 31, 2007 and 2006, the Company recognized share-based compensation expense for employees of $143,827 and $220,619, respectively. Additionally, during the three months ended December 31, 2006, the Company recognized share-based compensation expense for non-employees that were also based on grant date fair values of $42,083. There was no share-based compensation expense for non-employees for the three months ended December 31, 2007.

The fair values of options granted during the three months ended December 31, 2007 and 2006 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) based on the following weighted average assumptions:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Expected volatility	54%	52%
Risk-free interest rate	4.43%	4.72%
Expected option term	4.1	1 to 5
Expected dividends	0%	0%

Certain members of our Board of Directors have each been granted 20,000 shares of restricted common stock as part of their approved compensation for Board service partially in fiscal 2007 and in fiscal 2008. As a result of the grant, 60,000 shares of restricted stock were issued during the three months ended June 30, 2007 with a fair value of $54,000 based on the quoted market price at the grant date to be recognized during the next twelve months. As a result, the Company recognized compensation expense of $13,500 for the three months ended December 31, 2007.

Additionally, during the three months ended December 31, 2007, the Company issued 18,037 shares of restricted common stock for $14,430 for an employee bonus that was previously accrued in the year ended in September 30, 2007, but had not yet been issued.

Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2007:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	2,743,340	$1.82
Granted (weighted average fair value of $0.20 per share)	605,000	0.45
Expired / Forfeited (1)	(608,340)	2.98
Exercised	—	—		$—
Outstanding at December 31, 2007	2,740,000	$1.26	2.9	$12,000
Exercisable at December 31, 2007	1,761,772	$1.62	2.1	$12,000

(1)
Sheldon Nelson forfeited back to the Company, without consideration, 600,000 stock options with an exercise price of $3.01 per share and a fair market value of $1.94 per share for general use under the 2001 Stock Option Plan, which had very few options remaining for grant to other employees. Of the 600,000 options, 558,333 were vested and $1,083,167 in non-cash expense had already been recognized in general and administrative expense since their issuance.

As of December 31, 2007, options to purchase 152,682 shares were available for grant under the Company’s 2001 Stock Option Plan.

An additional non-cash charge of approximately $345,000 is expected to vest and be recognized subsequent to December 31, 2007 over a weighted average period of 35 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the three months ended December 31, 2007, the Company issued 7,401 shares of common stock for aggregate proceeds of $5,030 from employees who purchased shares under the Employee Stock Purchase Plan through accrued compensation.   The purchase price per share under the Employee Stock Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the exercise date (the last day in a purchase period) whichever is lower. The Company recognized expense for the full discount for the three months ended December 31, 2007 of $3,129.

Additionally, during the three months ended December 31, 2007, the Company issued 3,285 shares of common stock for $2,234 in compensation expense that was previously accrued in the year ended in September 30, 2007, but had not yet been issued.

Warrants:

During the three months ended December 31, 2007, no warrants were granted or exercised and 2,122,204 warrants expired and 1,847,363 warrants remained outstanding at a weighted average exercise price of $0.41 per share.

4.	COMMITMENTS AND CONTINGENCIES
The Company has entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon four (4) weeks notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

5.	CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth.

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. As of December 31, 2007, the Company had drawn into the fourth increment and has borrowed a total of $15,128,161 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of December 31, 2007, net of debt discount of $204,072. The outstanding principal is payable on September 11, 2011 (see Note 3 of Audited Financial Statements). As of December 31, 2007, $4,871,839 remains available for borrowing under the Credit Facility subject to covenants described below.

As a result of drawing into the fourth $5,000,000 increment, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in November 2008. Additionally, Morgan Joseph & Co. Inc., who acted as advisor and placement agent for the Credit Facility, also received a success fee of 2% (equal to $100,000) when the Company drew into the fourth increment, which was charged to deferred finance costs that will be amortized to interest expense using the straight-line method over the remaining life of the Credit Facility.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the three month period ended December 31, 2007, the acquisition price on an asset purchase agreement executed on July 19, 2007 (See Note 8 of the Audited Financial Statements) was adjusted downward by $24,820 (of which $13,120 were intangibles) for assets that were unable to be transferred as per the initial asset purchase agreement.

7.	SUBSEQUENT EVENTS

On January 4, 2008, 117,409 shares of common stock were issued to employees from the Employee Stock Purchase Plan for employees who contributed portions of their year-end bonus (previously accrued during the period ended September 30, 2007) to the Employee Stock Purchase Plan for total cash proceeds of $41,092, and 19,541 shares of common stock were issued to employees from the Employee Stock Purchase Plan for employees who contributed their year-end bonus (not accrued as of September 30, 2007) to the Employee Stock Purchase Plan for total cash proceeds of $6,839.

On January 5, 2008, 17,071 shares of common stock were issued to employees from the Employee Stock Purchase Plan (for the quarter ended December 31, 2007) for total cash proceeds of $5,975.

On January 8, 2008, 32,000 shares of common stock were issued to employees from the Employee Stock Purchase Plan for employee year-end bonuses.

On January 14, 2008, 50,000 shares of restricted common stock were collectively issued to an employee and a director for compensation.

On January 31, 2008, the Company filed its Proxy Statement with the Securities and Exchange Commission and declared a Record Date of February 1, 2008 and an Annual General Meeting date of April 24, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations - Three Months Ended December 31, 2007 Compared to Three Months Ended December 30, 2006
•	Liquidity and Capital Resources - Three Months Ended December 31, 2007

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 21, 2007 for the period ending September 30, 2007.

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

The Company earns its revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”) programming. The DBS or DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV® programming packages.  From the DBS or DTH offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for the set-top box, service and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and are referred to as Bulk ISP.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

The Company turned in solid growth during the first quarter of its fiscal year. The Company added 2,622 net subscribers during the quarter, reporting 66,965 total billable subscribers as of December 31, 2007, a 37% increase over the total billable subscribers reported one year ago. Additionally, through the acquisition of Multiband assets the Company began offering certain telephony services (Voice) in the quarter, and thus the addition of a new recurring revenue stream to the Company’s portfolio of services. The Company’s revenue for the quarter ended December 31, 2007 was $5,268,439, an increase of 34% over the same period in fiscal 2006. For the three months ended December 31, 2007, the Company reports positive EBITDA (as adjusted) of $119,712.

The Company’s average monthly revenue per subscriber (“ARPU”) at December 31, 2007 was $26.75, a slight increase over the year ended September 30, 2007 of $26.17. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company anticipates that its ARPU will increase in upcoming quarters due to (i) the increase in the residual percent under the new DIRECTV Agreement, and (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 8.3% in DIRECTV’s third quarter to $78.79 per subscriber).

In addition to these positive metrics, the Company accomplished a significant objective in negotiating and executing a letter agreement with DIRECTV that provides the Company with an additional monetary subsidy when it completes an upgrade of a current DIRECTV property (and any current high definition “HD” subscribers) to the new DIRECTV HD platform currently delivering 70 national HDTV channels with 100 expected in 2008. Upgrading the Company’s properties to the new DIRECTV platform is a priority for the Company which will not only allow it to be more competitive with franchised cable, but will generate additional revenue as customers subscribe to the wide array of HD and International programming currently being offered by DIRECTV. Although the upgrade equipment, which was developed specifically (and required) to deliver these services to the multi-family market has not been readily available as of yet, the Company believes that this equipment will soon be available in the quantities needed. The Company is committed to upgrading a vast majority of its priority properties by the end of its fiscal year.

The Company also experienced an increase in the number of DTH Choice or Exclusive subscribers in current properties due partially to the new competitive offer made possible by the new DIRECTV agreement which provides the Company with the ability to offer up to four standard digital set-top receivers to the resident for little or no additional fee. This is in stark contrast to the Company's previous offer which required the subscriber to pay additional fees for each additional set-top box installed in their residence. Because the subscriber now owns the set-top receivers, the Company will also no longer incur a cost to retrieve the set-top boxes which will result in reduced customer deactivation expenses.

The Company’s focus in this upcoming quarter will be to produce a significant EBITDA (as adjusted) result. It intends to accomplish this objective by (i) cost savings in personnel, (ii) price increases to properties where appropriate, (iii) negotiated reductions in direct costs, (iv) increases in revenues associated with property HD upgrades, and (v) sale of advanced services.

The Company has announced that its Annual General Meeting will be held on April 24, 2008. Directors J.E. Ted Boyle and Richard Newman are up for election to one and two year, respective, terms as well as ratification of the Company’s independent registered public accountants, J.H. Cohn LLP for the current fiscal year.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debt and inventory reserve. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2007, the Company reports positive EBITDA (as adjusted) of $119,712. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Three Months Ended December 31,
	2007	2006
EBITDA	$119,712	$234,787
Interest expense	(408,701)	(166,273)
Interest expense - deferred finance costs and debt discount amortization	(78,163)	(39,969)
Provision for doubtful accounts	(50,671)	(100,507)
Depreciation and amortization	(1,555,145)	(1,243,644)
Share-based compensation expense - employees	(143,827)	(220,619)
Compensation expense for issuance of common stock through employee stock purchase plan	(3,129)	(14,468)
Compensation expense for issuance of common stock for employee bonuses	—	(27,473)
Compensation expense for issuance of common stock for employee wages	—	(33,945)
Compensation expense accrued to be settled through the issuance of common stock	(46,884)	(3,817)
Compensation expense through the issuance of restricted common stock for services rendered	(13,500)	—
Share-based compensation expense - nonemployees	—	(42,083)
Net Loss	$(2,180,308)	$(1,658,011)

Subscriber Activity

The Company added 2,622 net subscribers during the quarter and reports 66,965 total billable subscribers as of December 31, 2007, a 37% increase over total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Dec. 31, 2006	Subscribers as of Mar. 31, 2007	Subscribers as of June 30, 2007	Subscribers as of Sept. 30, 2007	Subscribers as of Dec. 31, 2007
Bulk DTH -DIRECTV	9,079	9,823	10,655	14,196	14,808
DTH -DIRECTV Choice/Exclusive	7,988	8,225	8,161	10,034	10,650
Bulk Private Cable	16,107	15,825	17,870	20,912	20,564
Private Cable Choice or Exclusive	1,219	1,397	1,376	2,684	3,211
Bulk BCA -DIRECTV	7,420	8,164	8,001	7,573	7,921
Bulk ISP	4,093	4,857	4,759	5,403	5,863
ISP Choice or Exclusive	2,933	3,090	3,225	3,541	3,875
Voice	—	—	—	—	73
Total Subscribers	48,839	51,381	54,047	64,343	66,965

As of December 31 2007, the Company had 40 properties and 15,502 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 5,889 units that moved out of WIP and started construction on 2,891 units that entered WIP. Of the current WIP, 8,117 units (or 52%) are in new construction properties and 7,385 units (or 48%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 1,668; (ii) DTH Choice or Exclusive 6,620; (iii) Bulk BCA 1,931; (iv) Bulk Private Cable 60; (v) PC Choice/Exclusive 187; (vi) Bulk ISP 1,477; and (vii) ISP Choice/Exclusive 3,559. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 4,795 “under contract” subscribers in WIP at December 31, 2007 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect appropriate property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of December 31, 2007:	2,500	180	617	3,297
Existing conversion “under contract” subscribers as of December 31, 2007:	587	378	533	1,498
Total “under contract” subscribers:	3,087	558	1,150	4,795

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2007, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have any effect on our financial statements.

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. We do not expect the adoption of EITF No. 06-1 to have an effect on our consolidated results of operations.

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

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

The following table sets forth for the three months ended December 31, 2007 and 2006 the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006		Change ($)	Change (%)
REVENUE	$5,268,439	100%	$3,934,350	100%	$1,334,089	34%
Direct costs	2,429,204	46%	1,538,981	39%	890,223	58%
Sales expenses	338,340	6%	332,774	8%	5,566	2%
Customer service and operating expenses	1,443,623	27%	1,132,803	29%	310,820	27%
General and administrative expenses	1,196,447	23%	1,160,734	29%	35,713	3%
Depreciation and amortization	1,555,145	30%	1,243,644	32%	311,501	25%
OPERATING LOSS	(1,694,320)	-32%	(1,474,586)	-37%	(219,734)	15%
Total other income	(485,988)	-9%	(183,425)	-5%	(302,563)	165%
NET LOSS	$(2,180,308)	-41%	$(1,658,011)	-42%	$(522,297)	32%

Revenue.   Revenue for the three months ended December31, 2007 increased 34% to $5,268,439, compared to revenue of $3,934,350 for the three months ended December 31, 2006. The revenue increase is directly attributable to the 37% increase in the number of subscribers between the two periods and a 15% increase in installation revenue. We expect an increase in revenue as our subscriber growth and conversion to DTH from Private Cable continues, as well as more customers subscribing to advanced services.  The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended December 31,
	2007	2006
Private Cable Programming Revenue	24%	23%
DTH Programming Revenue and Subsidy	56%	56%
Internet Access Fees	12%	12%
Installation Fees, Wiring and Other Sales	8%	9%

The slight increase in Private Cable Programming Revenue is due to the acquisition of a number of private cable systems between the quarters. The Company expects DTH Programming Revenue to increase as these private cable systems are converted from low average revenue private cable subscribers to DIRECTV service subscribers. The new DIRECTV Agreement will also result in a favorable increase to DTH Programming Revenue as a result of increased residual revenue from DIRECTV. This emphasis is expected to continue throughout the remainder of fiscal 2008.

Direct Costs.   Direct costs are comprised of satellite and private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $2,429,204 for the three months ended December 31, 2007, as compared to $1,538,981 for the three months ended December 31, 2006, primarily attributable to the 37% increase in number of subscribers between the two periods and the fact that a significant percentage of this increase was from private cable systems acquired between the periods.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2008, thus direct costs should begin to decrease as a percent of revenue as these private cable systems are converted.

Sales Expenses.   Sales expenses were $338,340 for the three months ended December 31, 2007, compared to $332,774 for the three months ended December 31, 2006, which is a 2% reduction as a percent of revenue. New marketing initiatives to increase our subscriber base are continuing, however, we expect a decrease in sales expense as a percent of revenue to continue in fiscal 2008.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,443,623 and $1,132,803 for the three months ended December 31, 2007 and 2006, respectively, an almost 2% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to achieve positive EBITDA (as adjusted) and expected to reduce the expenses as a percentage of revenue in fiscal 2008. These expenses are expected to increase in dollars throughout fiscal 2008 primarily as the result of (i) an increase in the number of subscribers the Company will service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HDTV services in existing and new properties, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2007		Three Months Ended December 31, 2006
Call center expenses	$355,355	25%	$374,654	33%
General operation expenses	466,475	32%	354,452	31%
Property system maintenance expenses	621,793	43%	403,697	36%
Total customer service and operating expenses	$1,443,623	100%	$1,132,803	100%

Property system and maintenance expenses increased significantly between the periods mainly due to the acquisition of a significant number of Multiband subscribers in properties where maintenance had been neglected and/or immediate upgrades of the properties were crucial. The Company expects this expense to decrease in the upcoming quarters from its current level.

General and Administrative Expenses.   General and administrative expenses increased to $1,196,447 from $1,160,734 for the three months ended December 31, 2007 and 2006, respectively, but an overall 6% reduction as a percent of revenue. Of the general and administrative expenses for the three months ended December 31, 2007 and 2006, the Company had total noncash charges included of $256,934 and $389,650, respectively, described below:

	Three Months Ended December 31,
	2007	2006
Total general and administrative expenses	$1,196,447	$1,160,734
Noncash charges:
Share based compensation - nonemployees (1)	—	42,083
Share based compensation - employees (1)	143,827	220,619
Compensation expense through the issuance of restricted common stock for services rendered	13,500	—
Excess discount for the issuance of stock	3,129	14,468
Issuance of common stock for bonuses	—	11,973
Provision for compensation expense settled through the issuance of common stock	45,807	—
Provision for bad debt expense	50,671	100,507
Total noncash charges	256,934	389,650
Total general and administrative expense net of noncash charges	$939,513	$771,084
Percent of revenue	18%	20%

(1)
Effective October 1, 2005, the Company was required to adopt the provisions of SFAS 123R which revised SFAS 123 and eliminated the option the Company had been using to account for options under the intrinsic value method pursuant to APB 25 in its historical financial statements. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. As a result of adopting the provisions of SFAS 123R, the Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2007 and 2006 amortized over the requisite vesting period of $143,827 and $220,619, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 35 months is approximately $345,000.

Other Non-Cash Charges.   Depreciation and amortization expenses increased from $1,243,644 during the three months ended December 31, 2006 to $1,555,145 during the three months ended December 31, 2007 but decreased as a percent of revenue.  The increase in depreciation and amortization is associated with the additional equipment being deployed and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $78,163 for the amortization of deferred finance costs and debt discount and has increased due mainly to the Credit Facility which was entered into on September 11, 2006.

Net Loss.   As a result of the above, and primarily the noncash charges of $1,891,319, the Company reports a net loss of $2,180,308 for the three months ended December 31, 2007, compared to net loss of $1,658,011 for the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into four $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. As of December 31, 2007, we had $15,128,161 outstanding under the Credit Facility which is due on September 11, 2011. The Company believes that the combination of revenues and the remaining balance under the Credit Facility will provide it with the needed capital for operations as planned through December 31, 2008.

THREE MONTHS ENDED DECEMBER 31, 2007

During the three months ended December 31, 2007 and 2006, the Company recorded a net loss of $2,180,308 and $1,658,011, respectively. At December 31, 2007, the Company had an accumulated deficit of $48,645,320.

Cash Balance.   At December 31, 2007, we had cash and cash equivalents of $166,052, compared to $767,296 at September 30, 2007. The Company maintains little in the way of cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost.

During the quarter, the Company accessed the fourth $5 million increment of the $20 million revolving Credit Facility.

Operating Activities.   Net cash used in operating activities included a decrease of $216,760 and $570,507 in our accounts payable and other accrued liabilities during the three months ended December 31, 2007 and 2006, respectively. Additionally, during the three months ended December 31, 2007 and 2006, accounts receivable increased $435,189 and $463,818, respectively. Our net losses of $2,180,308 and $1,658,011 for the three months ended December 31, 2007 and 2006, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,891,319 and $1,726,525 for the same periods.

As at December 31, 2007, we had negative working capital of approximately $409,000, compared to a negative working capital of approximately $227,000 as at September 30, 2007. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through at least December 31, 2008.

Investing Activities.   During the three months ended December 31, 2007 and 2006, we purchased $1,373,480 and $1,447,502, respectively, of equipment relating to subscriber additions during the periods and for future periods. During the same periods, we received a refund of a previous acquisition purchase price and reduced intangibles accordingly by $13,120 and paid $695,865 for the acquisition of intangible assets.

Financing Activities.   During the three months ended December 31, 2007, we used $31,917 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $5,030 from 7,401 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the quarter we incurred $150,000 in deferred finance costs and borrowed $1,685,718 through the Credit Facility.

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

Future Commitments and Contingencies.   We believe that we have sufficient cash resources and credit facilities to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the September 11, 2006 Credit Facility become unavailable to us, there is no guarantee that we will be able to sustain an increasing rate of growth.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At December 31, 2007, the principal balance outstanding under this arrangement was $14,924,089, net of debt discount of $204,072. Interest costs would increase by approximately $151,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

Our interest income is immaterially exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes. We have not entered into derivative financial instruments.

Item 4T.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer and our Vice President of Finance and Administration, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration concluded that as of that date, that the disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on December 21, 2007. There have been no changes to our Risk Factors as of December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold, however, 18,037 shares of the Company’s common stock were issued with restriction to the Chief Executive Officer as partial bonus during the quarter ended December 31, 2007.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 13, 2008	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 13, 2008	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration