Form 10-Q
period 2008-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2008-05-15
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to ______________

Commission File Number: 0-26053

MDU COMMUNICATIONS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1342898
(State of incorporation)	(I.R.S. Employer Identification No.)

60-D Commerce Way, Totowa, New Jersey	07512
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer   ☐  Accelerated filer   ☐   Non-accelerated filer   ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2008
Common Stock, $0.001 par value per share	51,886,154 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2008 (Unaudited) and September 30, 2007 (Audited)

	March 31, 2008	September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,051	$767,296
Accounts receivable - trade, net of an allowance of $242,951 and $167,674	2,005,966	2,381,234
Prepaid expenses and deposits	522,931	582,319
TOTAL CURRENT ASSETS	2,654,948	3,730,849

Telecommunications equipment inventory	855,286	970,456
Property and equipment, net of accumulated depreciation of $15,330,672 and $12,784,932	22,306,088	22,046,390
Intangible assets, net of accumulated amortization of $4,783,352 and $4,153,493	3,604,938	4,186,809
Deferred finance costs, net of accumulated amortization of $282,018 and $144,979	576,701	513,740
TOTAL ASSETS	$29,997,961	$31,448,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,709,755	$1,818,594
Other accrued liabilities	567,897	1,301,307
Current portion of deferred revenue	667,272	704,618
Current portion of note payable	53,309	51,723
Current portion of capital lease obligations	54,271	81,291
TOTAL CURRENT LIABILITIES	3,052,504	3,957,533

Deferred revenue, net of current portion	420,038	408,640
Credit line borrowing, net of debt discount	16,308,385	13,224,561
Note payable, net of current portion	23,231	50,286
Capital lease obligations, net of current portion	—	12,179
TOTAL LIABILITIES	19,804,158	17,653,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,876,311 and 51,556,989 shares issued and outstanding	51,876	51,556
Additional paid-in capital	60,557,846	60,208,501
Accumulated deficit	(50,415,919)	(46,465,012)
TOTAL STOCKHOLDERS’ EQUITY	10,193,803	13,795,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,997,961	$31,448,244

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

REVENUE	$10,880,347	$7,915,835	$5,611,908	$3,981,485

OPERATING EXPENSES
Direct costs	4,926,097	3,278,458	2,496,893	1,739,477
Sales expenses	651,995	663,768	313,655	330,994
Customer service and operating expenses	2,866,779	2,309,798	1,423,156	1,176,995
General and administrative expenses	2,172,853	2,164,099	976,406	1,003,365
Depreciation and amortization	3,178,394	2,503,165	1,623,249	1,259,521
TOTALS	13,796,118	10,919,288	6,833,359	5,510,352

OPERATING LOSS	(2,915,771)	(3,003,453)	(1,221,451)	(1,528,867)

Other income (expense)
Loss on sale of customers	(15,841)	-	(15,841)	-
Interest income	1,248	26,183	372	3,366
Interest expense	(1,020,543)	(409,910)	(533,679)	(203,668)
NET LOSS	$(3,950,907)	$(3,387,180)	$(1,770,599)	$(1,729,169)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.08)	$(0.07)	$(0.03)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,694,237	51,162,242	51,819,304	51,324,899

  See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2008
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	paid-in capital	Deficit	Total
Balance, October 1, 2007	51,556,989	$51,556	$60,208,501	$(46,465,012)	$13,795,045
Issuance of common stock for employee bonuses	226,813	227	80,241		80,468
Issuance of common stock through employee stock purchase plan	24,472	24	25,417		25,441
Issuance of restricted common stock for compensation for services rendered	68,037	69	32,861		32,930
Share-based compensation - employees			210,826		210,826
Net loss				(3,950,907)	(3,950,907)
Balance, March 31, 2008	51,876,311	$51,876	$60,557,846	$(50,415,919)	$10,193,803

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2008 and 2007
(Unaudited)

	For the Six Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(3,950,907)	$(3,387,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	72,637	176,094
Depreciation and amortization	3,178,394	2,503,165
Share-based compensation expense - employees	210,826	436,840
Share-based compensation expense - nonemployees	—	63,125
Charge to interest expense for amortization of deferred finance costs and debt discount	164,658	80,882
Compensation expense for issuance of common stock through employee stock purchase plan	14,436	17,030
Compensation expense for issuance of common stock for employee bonuses	37,141	34,932
Compensation expense for issuance of common stock for employee services	—	33,945
Compensation expense for issuance of restricted common stock for compensation	39,950	—
Loss on sale of customers and related property and equipment	15,841	—
Changes in operating assets and liabilities:
Accounts receivable	302,631	(347,617)
Prepaid expenses and deposits	37,938	(65,977)
Accounts payable	(108,839)	256,147
Other accrued liabilities	(675,653)	(495,986)
Deferred revenue	(25,948)	(41,838)
Net cash used in operating activities	(686,895)	(736,438)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,690,268)	(2,924,887)
Acquisition of intangible assets, net	(66,624)	(746,522)
Net cash used in investing activities	(2,756,892)	(3,671,409)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	3,056,205	1,257,835
Deferred financing costs	(200,000)	(50,000)
Payments of notes payable	(25,469)	(24,184)
Proceeds from purchase of common stock through employee stock purchase plan	11,005	15,874
Proceeds from options exercised	—	75,254
Payments of capital lease obligations	(39,199)	(33,213)
Net cash provided by financing activities	2,802,542	1,241,566
NET DECREASE IN CASH AND CASH EQUIVALENTS	(641,245)	(3,166,281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	767,296	3,238,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,051	$72,658

	For the Six Months Ended March 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$—	$158,879

Issuance of 120,694 and 151,799 shares of common stock for employee bonuses	$43,327	$94,115

Issuance of 18,037 shares of restricted common stock for services rendered	$14,430	$—

Issuance of 15,000 shares of restricted common stock for services to be rendered	$5,550	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$845,127	$329,028

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

The Agreement results in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased.  The Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee will be paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The “activation fee” paid will be slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it will remain the same amount as previously paid to the Company for subscribers in the Company's bulk properties.

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

Additionally, on December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a high definition (“HDTV”) system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty (30) days after the upgrade of the property and subscribers is complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately.

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

For the six and three months ended March 31, 2008 and 2007, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the periods ended March 31, 2008 and 2007, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	March 31, 2008	March 31, 2007
Warrants	1,597,363	5,385,550
Options	2,740,000	2,837,674
Potentially dilutive common shares	4,337,363	8,223,224

3. COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2008 and 2007, the Company recognized share-based compensation expense for employees of $210,826 and $436,840, respectively, and $66,999 and $216,221 for the three months ended March 31, 2008 and 2007, respectively. Additionally, there was no share-based compensation expense for non-employees for the six and three months ended March 31, 2008, but during the six and three months ended March 31, 2007, the Company recognized share-based compensation expense for non-employees, also based on grant date fair values, of $63,125 and $21,042, respectively.

The fair values of options granted during the six months ended March 31, 2008 and 2007 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) based on the following weighted average assumptions:

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
Expected volatility	26%	52%
Risk-free interest rate	3.97%	4.72%
Expected option term	4.1	5.0
Expected dividends	0%	0%

Members of our Board of Directors are generally granted 20,000 shares of restricted common stock per year as part of their approved compensation for Board service in fiscal 2007 and in fiscal 2008. As a result, 60,000 shares of restricted stock were issued during the three months ended June 30, 2007 with a fair value of $54,000 based on the quoted market price at the grant date to be recognized during the next twelve months and the Company recognized compensation expense of $27,000 and $13,500 for the six and three months ended March 31, 2008, respectively.

During the three months ended March 31, 2008, a new Director was granted 20,000 shares of restricted common stock as part of his approved compensation for Board service partially in fiscal 2008 and in fiscal 2009. The grant had a fair value of $7,400 based on the quoted market price at the grant date to be recognized during the next twelve months. As a result, the Company recognized compensation expense of $1,850 for the three months ended March 31, 2008.

During the three months ended March 31, 2008, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,100 for an employee bonus based on the quoted market price at the grant date.

Additionally, during the six months ended March 31, 2008, the Company issued 18,037 shares of restricted common stock for $14,430 for an employee bonus that was accrued in the year ended in September 30, 2007, but was issued subsequent.

Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended March 31, 2008:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	2,743,340	$1.82
Granted (weighted average fair value of $0.11 per share)	605,000	0.45
Expired / Forfeited (1)	(608,340)	2.98
Exercised	—	—		$—
Outstanding at March 31, 2008	2,740,000	$1.26	2.7	$18,000
Exercisable at March 31, 2008	1,893,019	$1.58	2.1	$18,000

(1)
In the first quarter of this fiscal year, Sheldon Nelson forfeited back to the Company, without consideration, 600,000 stock options with an exercise price of $3.01 per share and a fair market value of $1.94 per share for general use under the 2001 Stock Option Plan, which had very few options remaining. Of the 600,000 options, 558,333 were vested and $1,083,167 in noncash expense had already been recognized in general and administrative expense since their issuance.

As of March 31, 2008, options to purchase 152,682 shares were available for grant under the Company’s 2001 Stock Option Plan.

An additional noncash charge of approximately $224,000 is expected to vest and be recognized subsequent to March 31, 2008 over a weighted average period of 32 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the six months ended March 31, 2008, the Company issued 24,472 shares of common stock for aggregate proceeds of $11,005 from employees who purchased shares under the Employee Stock Purchase Plan through accrued compensation.   The purchase price per share under the Employee Stock Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the six and three months ended March 31, 2008 of $14,436 and $11,307, respectively.

Additionally, during the six months ended March 31, 2008, the Company issued 226,813 shares of common stock for $80,468 in compensation expense. Of the 226,813 shares of common stock, 120,694 shares of common stock for $43,327 were accrued in the year ended in September 30, 2007, but were issued subsequent to the period.

Warrants:

During the six months ended March 31, 2008, no warrants were granted or exercised and 2,372,204 warrants expired and 1,597,363 warrants remained outstanding at a weighted average exercise price of $0.64 per share.

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

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the final $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. As of March 31, 2008, the Company had drawn into the fourth increment and has borrowed a total of $16,498,648 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of March 31, 2008, net of debt discount of $190,263. The outstanding principal is payable on September 11, 2011 (see Note 3 of Audited Financial Statements). As of March 31, 2008, $3,501,352 remains available for borrowing under the Credit Facility.

In the three months ended March 31, 2008, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in February 2009.

6. ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the six months ended March 31, 2008, the Company acquired access agreements and incurred transfer fees, collectively, in the amount of $79,744, representing intangible assets.

During the six months ended March 31, 2008, the acquisition price on an asset purchase agreement executed on July 19, 2007 (see Note 8 of the Audited Financial Statements) was adjusted downward by $24,820 (of which $13,120 were intangibles) for assets that were unable to be transferred as per the initial asset purchase agreement.

7. LOSS ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

The Company received notification that a property, which was previously acquired by the Company, was exercising its previously negotiated right to terminate its access agreement with the Company. As a result, the Company incurred a loss of intangible assets in the amount of $15,841.

8. SUBSEQUENT EVENTS

On April 15, 2008, 9,843 shares of common stock were issued to employees from the Employee Stock Purchase Plan (for the quarter ended March 31, 2008) for total cash proceeds of $3,739.

On April 17, 2008, the Board of Directors adjusted the individual compensation package for Directors to include $1,500 per month, varying yearly stipends for Committee chairpersons, $2,000 per in-person meeting and 30,000 shares of restricted Company stock for each full year of Board service, all effective beginning in the Company’s third fiscal quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations - Three and Six Months Ended March 31, 2008 Compared to Three and Six Months Ended March 31, 2007
•	Liquidity and Capital Resources - Six Months Ended March 31, 2008

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

The Company offers two types of satellite television service and its own high speed Internet service branded as the Company’s “@mymdu” broadband service.

The first type of satellite television service is Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming from a centrally installed satellite dish system installed at the MDU property. For DBS deployed properties, the Company exclusively offers DIRECTV® programming packages.  From the DBS or DTH offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for the set-top box, service and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV.

The second type of satellite television service is a Private Cable video service, where analog or digital satellite television programming is received at the property by a centrally installed satellite dish system and the programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. In Private Cable deployed properties, net revenues result from the difference between the wholesale prices charged by programming providers and the price we charge subscribers for the private cable programming package.

The Company provides its broadband service through the use of leased local fiber optic networks and equipment it deploys at properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.

We provide the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in “bulk”, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DBS deployed properties and Bulk PC type subscribers in Private Cable deployed properties. In bulk deployed broadband properties this service is referred to as a Bulk ISP type subscriber.

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

The Company again turned in solid revenue, EBITDA (as adjusted and as defined below), and subscriber growth during the second quarter ending March 31, 2008. First and foremost, the Company’s revenue for the quarter ended March 31, 2008 was $5,611,908, an increase of 41% over the same period in fiscal 2007. This increase in revenue resulted in EBITDA (as adjusted) growth exceeding expectations. For the six and three months ended March 31, 2008, the Company reports positive EBITDA (as adjusted) of $623,020 and $503,308, respectively, which is a considerable increase over the previous respective periods in the previous fiscal year of $287,861 and $56,891. Additionally, the Company added 1,553 net subscribers during the quarter, reporting 68,518 total billable subscribers as of March 31, 2008, a 33% increase over the total billable subscribers reported one year ago. The Company also generated cash from operating activities for the three months ended March 31, 2008 of $63,000.

The Company achieved significant revenue, EBITDA (as adjusted) and subscriber growth while decreasing its reliance to fund subscriber growth on the Credit Facility entered into on September 11, 2006. In large part this was a result of the Company’s focus on adding incremental DIRECTV HDTV and broadband services within the Company’s current properties and achieving greater economies of scale in its operations. Additionally, the Company is directing resources towards the improvement of subscriber penetration rates within properties and lowering its subscriber acquisition costs.

The Company’s average monthly revenue per unit (“ARPU”) at March 31, 2008 was $27.22, a 4% increase over the year ended September 30, 2007 of $26.17. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company anticipates that its ARPU will increase in upcoming quarters due to (i) the increase in the residual percent under the new DIRECTV Agreement, and (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 8.3% in DIRECTV’s fourth quarter to $87.40 per subscriber (as disclosed in DIRECTV’s financials)).

The Company’s main focus during the quarter was to upgrade subscribers to the new DIRECTV High Definition Platform (“HD Platform”) in properties the Company currently services. During the quarter 2,757 units were upgraded with another 3,864 units in work in process. Under a letter agreement with DIRECTV, DIRECTV is providing the Company with an additional monetary subsidy when it completes an upgrade of a current DIRECTV property (and any current HD subscribers) to the new DIRECTV HD Platform which is currently delivering 95 national HD channels with more expected in 2008. Upgrading the Company’s properties to the new HD Platform will remain a priority for the Company during the upcoming fiscal quarters so that the Company’s services will not only be more competitive with franchised cable, but will generate additional revenue as customers subscribe to the wide array of HD and International Programming currently being offered by DIRECTV. The HD Platform upgrade equipment, which was developed specifically (and required) to deliver these services to the multi-family market, is only now becoming readily available in the market which will enable the Company to accelerate its upgrade schedule. The Company is committed to upgrading the vast majority of its priority properties by the end of its fiscal year.

The Company also continues to experience an increase in the number of DTH Choice and DTH Exclusive subscribers in current properties. This is due partially to the new competitive offer made possible by the new DIRECTV Agreement which provides the Company with the ability to offer up to four standard digital set-top receivers to the resident for little or no additional fee. This is in contrast to the Company's previous offer which required the subscriber to pay additional fees for each additional set-top box installed in their residence. Because the subscriber now owns the set-top receivers, the Company will also no longer incur a cost to retrieve the set-top boxes which will result in reduced customer deactivation expenses.

The combined affect of the Company’s fiscal 2008 strategy should result in continued increases in revenues and EBITDA, lower subscriber acquisition costs, improved cash flow from operations, less capital expenditure cash utilization and certain types of  subscriber growth.

On a corporate level, the Company held its Annual General Meeting on April 24, 2008. Directors J.E. “Ted” Boyle and Richard Newman were elected to one and two year terms, respectively, as well as the Company’s independent registered public accountants, J.H. Cohn LLP, being ratified for the current fiscal year.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six and three months ended March 31, 2008, the Company reports positive EBITDA (as adjusted) of $623,020 and $503,308, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Six Months Ended March 31,		For The Three Months Ended March 31,
	2008	2007	2008	2007
EBITDA	$623,020	$287,861	$503,308	$56,891
Interest expense	(855,885)	(329,028)	(447,184)	(162,755)
Deferred finance costs and debt discount amortization (interest expense)	(164,658)	(80,882)	(86,495)	(40,913)
Provision for doubtful accounts	(72,637)	(176,094)	(21,966)	(75,587)
Depreciation and amortization	(3,178,394)	(2,503,165)	(1,623,249)	(1,259,521)
Share-based compensation expense - employees	(210,826)	(436,840)	(66,999)	(216,221)
Compensation expense for issuance of common stock through employee stock purchase plan	(14,436)	(17,030)	(11,307)	(2,562)
Compensation expense for issuance of common stock for employee bonuses	(37,141)	(34,932)	(37,141)	(7,459)
Compensation expense for issuance of common stock for employee wages	—	(33,945)	—	—
Compensation expense accrued to be settled through the issuance of common stock	—	—	46,884	—
Compensation expense through the issuance of restricted common stock for services rendered	(39,950)	—	(26,450)	—
Share-based compensation expense - nonemployees	—	(63,125)	—	(21,042)
Net Loss	$(3,950,907)	$(3,387,180)	$(1,770,599)	$(1,729,169)

Subscriber Activity

The Company added 1,553 net subscribers during the quarter and reports 68,518 total billable subscribers as of March 31, 2008, a 33% increase over total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Mar. 31, 2007	Subscribers as of June 30, 2007	Subscribers as of Sept. 30, 2007	Subscribers as of Dec. 31, 2007	Subscribers as of Mar. 31, 2008
Bulk DTH -DIRECTV	9,823	10,655	14,196	14,808	15,016
DTH -DIRECTV Choice/Exclusive	8,225	8,161	10,034	10,650	11,269
Bulk Private Cable	15,825	17,870	20,912	20,564	20,084
Private Cable Choice or Exclusive	1,397	1,376	2,684	3,211	3,369
Bulk BCA -DIRECTV	8,164	8,001	7,573	7,921	8,527
Bulk ISP	4,857	4,759	5,403	5,863	6,173
ISP Choice or Exclusive	3,090	3,225	3,541	3,875	4,041
Voice	—	—	—	73	39
Total Subscribers	51,381	54,047	64,343	66,965	68,518

As of March 31, 2008, the Company had 31 properties and 13,517 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 2,234 units that moved out of WIP and started construction on 249 units that entered WIP. Of the current WIP, 6,784 units (or 50%) are in new construction properties and 6,733 units (or 50%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 1,254; (ii) DTH Choice or Exclusive 6,559; (iii) Bulk BCA 1,419; (iv) Bulk Private Cable 0; (v) PC Choice/Exclusive 0; (vi) Bulk ISP 913; and (vii) ISP Choice/Exclusive 3,372. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 3,649 “under contract” subscribers in WIP at March 31, 2008 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of March 31, 2008:	2,215	180	605	3,000
Existing conversion “under contract” subscribers as of March 31, 2008:	27	147	475	649
Total “under contract” subscribers:	2,242	327	1,080	3,649

As mentioned previously, the Company is placing a heavy emphasis on upgrading its properties, and in particular its priority properties, to the new DIRECTV HD Platform in order to offer its subscribers the new DIRECTV HD programming packages that includes 95 national HD programming channels and local HD programming in 76 local markets (75% of all television households). Although there is a cost to these upgrades, the letter agreement entered into with DIRECTV in December of 2007 provides the Company a partial subsidy for upgrades in certain of these properties and other property owners are contributing to the cost of the upgrade. These upgrades are also resulting in renewals or extensions to existing access agreements and increased residuals from subscribers taking the advanced services programming. During the quarter ended March 31, 2008, the Company upgraded 2,757 units in 14 properties to the new DIRECTV HD platform and had 3,864 units in 16 properties that were work in process at March 31, 2008 that will be completed this fiscal quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2008, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS 160 may have, if any, on our consolidated financial position, results of operations or cash flows when adopted, as required, on October 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires the acquiring entity to recognize and measure at an acquisition date the fair value of all identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. The statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R requires disclosures about the nature and financial effect of the business combination and also changes the accounting for certain income tax assets recorded in purchase accounting. We are currently assessing the effect SFAS 141R may have, if any, on our consolidated financial position, results of operations or cash flows when adopted, as required, on October 1, 2009.

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

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. The adoption of EITF No. 06-1 will not have an effect on our consolidated results of operations.

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

SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007

The following table sets forth for the six months ended March 31, 2008 and 2007, the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007		Change ($)	Change (%)
REVENUE	$10,880,347	100%	$7,915,835	100%	$2,964,512	37%
Direct costs	4,926,097	45%	3,278,458	42%	1,647,639	50%
Sales expenses	651,995	6%	663,768	8%	(11,773)	-2%
Customer service and operating expenses	2,866,779	26%	2,309,798	29%	556,981	24%
General and administrative expenses	2,172,853	20%	2,164,099	27%	8,754	0%
Depreciation and amortization	3,178,394	29%	2,503,165	32%	675,229	27%
OPERATING LOSS	(2,915,771)	-26%	(3,003,453)	-38%	87,682	-3%
Total other expense	(1,035,136)	-10%	(383,727)	-5%	(651,409)	170%
NET LOSS	$(3,950,907)	-36%	$(3,387,180)	-43%	$(563,727)	17%

Revenue.   Revenue for the six months ended March 31, 2008 increased 37% to $10,880,347 compared to revenue of $7,915,835 for the six months ended March 31, 2007. The revenue increase is directly attributable to the 33% increase in the number of subscribers between the two periods and a 24% increase in installation revenue. We expect an increase in revenue as our DTH subscriber growth and conversion to DTH from Private Cable continues, as well as more customers subscribing to advanced services. Our six months revenue has been derived, as a percent, from the following sources:

	Six Months Ended March 31,
	2008	2007
Private Cable Programming Revenue	23%	22%
DTH Programming Revenue and Subsidy	57%	57%
Internet Access Fees	12%	13%
Installation Fees, Wiring and other Sales	8%	8%

The slight increase in Private Cable Programming Revenue is due to the acquisition of a number of private cable systems between the quarters. The Company expects DTH Programming Revenue to increase as private cable systems are converted from low average revenue private cable subscribers to DIRECTV service subscribers. The new DIRECTV Agreement will also result in a favorable increase to DTH Programming Revenue as a result of increased residual revenue from DIRECTV. This emphasis is expected to continue throughout the remainder of fiscal 2008.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $4,926,097 for the six months ended March 31, 2008, as compared to $3,278,458 for the six months ended March 31, 2007, primarily attributable to the 33% increase in number of subscribers between the two periods and the fact that a significant percentage of this increase was for programming for the private cable systems acquired between the periods.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2008, thus direct costs should begin to decrease as a percent of revenue as these private cable systems are converted.

Sales Expenses.   Sales expenses were $651,995 for the six months ended March 31, 2007, compared to $663,768 for the six months ended March 31, 2007, which is a 2% reduction as a percent of revenue.  Although new marketing initiatives to increase our subscriber base and advertise advanced services are continuing, we expect a decrease in sales expense as a percent of revenue to continue in fiscal 2008.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $2,866,779, inclusive of $1,077 in noncash charges, for the six months ended March 31, 2008, as compared to $2,309,798, inclusive of $56,904 in noncash charges, incurred for the six months ended March 31, 2007, a 3% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to positively impact EBITDA (as adjusted) and are expected to continue to reduce expenses as a percentage of revenue in fiscal 2008. These expenses are expected to increase in dollars throughout fiscal 2008 primarily as the result of (i) an increase in the number of subscribers the Company will service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HD services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. The increase in property system maintenance expenses between the periods, evidenced below, is the result of the one-time event of the Multiband subscriber acquisition transition occurring mainly in the first fiscal quarter of 2008. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
Call center expenses	$792,135	28%	$758,987	33%
General operation expenses	902,352	31%	725,431	31%
Property system maintenance expenses	1,172,292	41%	825,380	36%
Total customer service and operating expense	$2,866,779	100%	$2,309,798	100%

General and Administrative Expenses.   General and administrative expenses remained relatively flat at $2,172,853 for the six months ended March 31, 2008, compared to $2,164,099 for the six months ended March 31, 2007, but decreased 7% as a percent of revenue. Of the general and administrative expenses for the six months ended March 31, 2008 and 2007, the Company had total noncash charges included of $256,934 and $389,650, respectively, described below:

	Six Months Ended March 31,
	2008	2007
Total general and administrative expense	$2,172,853	$2,164,099

Noncash charges:
Share based compensation - nonemployees (1)	—	63,125
Share based compensation - employees (1)	210,826	436,840
Compensation expense through the issuance of restricted common stock for services rendered	39,950	—
Excess discount for the issuance of stock	14,436	17,030
Issuance of common stock for bonuses	36,064	11,973
Provision for bad debt expense	72,637	176,094
Total noncash charges	373,913	705,062
Total general and administrative expense net of noncash charges	$1,798,940	$1,459,037
Percent of revenue	17%	18%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2008 and 2007 amortized over the requisite vesting period of $210,826 and $436,840, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 32 months is approximately $224,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $2,503,165 during the six months ended March 31, 2007, to $3,178,394 during the six months ended March 31, 2008, but decreased as a percent of revenue. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.

Interest expense included noncash charges of $164,658 for the amortization of deferred finance costs and debt discount and is higher due to additional borrowings from the Credit Facility entered into on September 11, 2006.

Net Loss.   Primarily as a result of the above, and noncash charges of $3,718,042, the Company reports a net loss of $3,950,907 for the six months ended March 31, 2008, compared to a net loss of $3,387,180 for the six months ended March 31, 2007.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

The following table sets forth for the three months ended March 31, 2008 and 2007, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007		Change ($)	Change (%)
REVENUE	$5,611,908	100%	$3,981,485	100%	$1,630,423	41%
Direct costs	2,496,893	44%	1,739,477	44%	757,416	44%
Sales expenses	313,655	6%	330,994	8%	(17,339)	-5%
Customer service and operating expenses	1,423,156	25%	1,176,995	30%	246,161	21%
General and administrative expenses	976,406	18%	1,003,365	25%	(26,959)	-3%
Depreciation and amortization	1,623,249	29%	1,259,521	31%	363,728	29%
OPERATING LOSS	(1,221,451)	-22%	(1,528,867)	-38%	307,416	-20%
Total other expense	(549,148)	-10%	(200,302)	-5%	(348,846)	174%
NET LOSS	$(1,770,599)	-32%	$(1,729,169)	-43%	$(41,430)	2%

Revenue.   Revenue for the three months ended March 31, 2008 increased 41% to $5,611,908, compared to revenue of $3,981,485 for the three months ended March 31, 2007. The revenue increase is directly attributable to the 33% increase in the number of subscribers between the two periods and a 35% increase in installation revenue. We expect an increase in revenue as our DTH subscriber growth and conversion to DTH from Private Cable continues, as well as more customers subscribing to advanced services. The three months revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31,
	2008	2007
Private Cable Programming Revenue	23%	22%
DTH Programming Revenue and Subsidy	57%	57%
Internet Access Fees	13%	13%
Installation Fees, Wiring and other Sales	7%	8%

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

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $2,496,893 for the three months ended March 31, 2008, as compared to $1,739,477 for the three months ended March 31, 2007, primarily attributable to the 33% increase in number of subscribers between the two periods and the fact that a significant percentage of this increase was from programming for private cable systems acquired between the periods.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2008, thus direct costs should begin to decrease as a percent of revenue as these private cable systems are converted.

Sales Expenses.   Sales expenses were $313,655 for the three months ended March 31, 2008, compared to $330,994 for the three months ended March 31, 2007, which is a 2% reduction as a percent of revenue. New marketing initiatives to increase our subscriber base and advertise advanced services are continuing, however, we expect a decrease in sales expense as a percent of revenue to continue in fiscal 2008.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,423,156 and $1,176,995 for the three months ended March 31, 2008 and 2007, respectively, a 5% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to achieve positive EBITDA (as adjusted) and expected to reduce these expenses as a percentage of revenue in fiscal 2008. These expenses are expected to increase in dollars throughout fiscal 2008 primarily as the result of (i) an increase in the number of subscribers the Company will service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HDTV services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Call center expenses	$436,780	31%	$384,333	33%
General operation expenses	435,877	30%	370,979	31%
Property system maintenance expenses	550,499	39%	421,683	36%
Total customer service and operating expense	$1,423,156	100%	$1,176,995	100%

General and Administrative Expenses.   General and administrative expenses decreased to $976,406 for the three months ended March 31, 2008, from $1,003,365 for the three months ended March 31, 2007, primarily the result of expense reduction initiatives and lower noncash charges of $116,979 compared to $315,412, described below:

	Three Months Ended March 31,
	2008	2007
Total general and administrative expense	$976,406	$1,003,365

Noncash charges:
Share based compensation – nonemployees (1)	—	21,042
Share based compensation – employees (1)	66,999	216,221
Compensation expense through the issuance of restricted common stock for services rendered	26,450	—
Excess discount for the issuance of stock	11,307	2,562
Provision for compensation expense settled through the issuance of common stock	(9,743)	—
Provision for bad debt expense	21,966	75,587
Total noncash charges	116,979	315,412
Total general and administrative expense net of noncash charges	$859,427	$687,953
Percent of revenue	15%	17%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2008 and 2007 amortized over the requisite vesting period of $66,999 and $216,221, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 32 months is approximately $224,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $1,259,521 during the three months ended March 31, 2007 to $1,623,249 during the three months ended March 31, 2008, but decreased as a percent of revenue.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $86,495 for the amortization of deferred finance costs and debt discount and has increased due mainly to additional borrowings from the Credit Facility entered into on September 11, 2006.

Net Loss.   As a result of the above, and primarily the noncash charges of $1,826,723, the Company reports a net loss of $1,770,599 for the three months ended March 31, 2008, compared to net loss of $1,729,169 for the three months ended March 31, 2007.

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

The Credit Facility is secured by the Company’s cash, accounts receivable, inventory, access agreements and certain property and equipment. The Credit Facility contains covenants limiting the Company’s ability to, among other things:

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into four $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the final $5 million at prime plus 1%. As of March 31, 2008, the Company had drawn into the fourth increment and has borrowed a total of $16,498,648 under the Credit Facility which is due on September 11, 2011. The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through March 31, 2009.

SIX MONTHS ENDED MARCH 31, 2008

During the six months ended March 31, 2008 and 2007, we recorded a net loss of $3,950,907 and $3,387,180, respectively. At March 31, 2008, we had an accumulated deficit of $50,415,919.

Cash Balance.   At March 31, 2008, we had cash and cash equivalents of $126,051, compared to $767,296 at September 30, 2007. The Company maintains little in the way of cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2008, we accessed the fourth $5 million increment of the $20 million revolving Credit Facility.

Operating Activities.   Net cash used in operating activities included a decrease of $784,492 and $239,839 in our accounts payable and other accrued liabilities during the six months ended March 31, 2008 and 2007, respectively. Additionally, during the six months ended March 31, 2008 and 2007 accounts receivable decreased $302,631 and increased $347,617, respectively. Our net losses of $3,950,907 and $3,387,180 for the six months ended March 31, 2008 and 2007, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $3,718,042 and $3,346,013 for the same periods.

As at March 31, 2008, we had negative working capital of approximately $398,000, compared to a negative working capital of approximately $227,000 as at September 30, 2007. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through at least March 31, 2009.

Investing Activities.   During the six months ended March 31, 2008 and 2007, we purchased $2,690,268 and $2,924,887, respectively, of equipment relating to subscriber additions and HD Platform upgrades during the periods and for future periods. During the six months ended March 31, 2008, we received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120, with no refunds in the corresponding period in 2007. During the six months ended March 31, 2008, we paid $79,744 for the acquisition of intangible assets and related fees, and during the six months ended March 31, 2007 we paid $746,522 for the acquisition of intangible assets.

Financing Activities.   During the six months ended March 31, 2008, we used $64,668 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $11,005 from 24,472 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the six months we incurred $200,000 in deferred finance costs and borrowed $3,056,205 through the Credit Facility.

During the six months ended March 31, 2007, we used $57,397 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $75,254 through the issuance of 334,398 shares of common stock from the exercise of options and $15,874 from 24,394 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the three months ended March 31, 2008 we incurred $50,000 in additional deferred finance costs and borrowed $1,257,835 through the Credit Facility.

Capital Commitments and Contingencies.   We have access agreements with the owners of multiple dwelling unit properties to supply our digital satellite programming and Internet systems and services to the residents of those properties; however, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.   We believe that we have sufficient cash resources and credit facilities to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the Credit Facility become unavailable to us, there is no guarantee that we will be able to sustain an increasing rate of growth.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At March 31, 2008, the principal balance outstanding under this arrangement was $16,308,385, net of debt discount of $190,263. Interest costs would increase by approximately $165,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

Our interest income is immaterially exposed to interest rate fluctuations on our short-term investments that are comprised of United States government treasury notes. We have not entered into derivative financial instruments.

Item 4T. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008, the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer and our Vice President of Finance and Administration, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration concluded that as of that date, that the disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting or in other factors during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on December 21, 2007. There have been no changes to our Risk Factors as of March 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold, however, 48,037 shares of the Company’s restricted common stock were granted to the Chief Executive Officer as partial bonus during the six months ended March 31, 2008 which were accrued for in fiscal 2007. Additionally, 20,000 shares of the Company’s common stock were issued with restriction to a Board member as partial compensation for future Board service.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2008, the Company held its Annual General Meeting of Shareholders in Totowa, New Jersey. Two routine issues were put forth to the shareholders: (i) election of directors, and (ii) ratification of appointment of Independent Registered Public Accounting Firm.

On the issue of election of directors, out of the 39,252,409 shares voted at the meeting: 34,459,006 voted in favor of J.E. “Ted” Boyle and 4,793,403 withheld; 34,459,006 voted in favor of Richard Newman and 4,793,403 withheld. All directors were elected for their respective terms. For a list of directors and short biography of each, please reference the Proxy Statement mailed to stockholders on or about March 12, 2008 and filed with the Securities and Exchange on January 31, 2008.

On the issue of appointment of the Independent Registered Public Accounting Firm, out of the 39,252,409 shares voted at the meeting, 38,275,717 shares voted in favor, 871,586 shares against, with 105,106 abstaining. The Independent Registered Public Accounting Firm of J.H. Cohn LLP was appointed for fiscal 2008.

Item 5. OTHER INFORMATION

J.E. “Ted” Boyle, currently Chairman of the Board of Directors received one-time compensation in the amount of $5,000 for his services on a business development initiative outside his normal scope of Chairman or Director duties.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 14, 2008	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 14, 2008	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration