Form 10-Q
period 2008-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2008-08-13
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2008
Common Stock, $0.001 par value per share	52,005,464 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2008 (Unaudited) and September 30, 2007 (See Note 1)

	June 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$165,617	$767,296
Accounts receivable- trade, net of an allowance of $299,004 and $167,674	2,041,794	2,381,234
Prepaid expenses and deposits	583,296	582,319
TOTAL CURRENT ASSETS	2,790,707	3,730,849

Telecommunications equipment inventory	837,962	970,456
Property and equipment, net of accumulated depreciation of $16,682,317 and $12,784,932	22,308,478	22,046,390
Intangible assets, net of accumulated amortization of $5,094,512 and $4,153,493	3,442,682	4,186,809
Deferred finance costs, net of accumulated amortization of $354,704 and $144,979	519,015	513,740
TOTAL ASSETS	$29,898,844	$31,448,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,676,851	$1,818,594
Other accrued liabilities	740,249	1,301,307
Current portion of deferred revenue	579,071	704,618
Current portion of note payable	54,153	51,723
Current portion of capital lease obligations	33,691	81,291
TOTAL CURRENT LIABILITIES	3,084,015	3,957,533

Deferred revenue, net of current portion	401,837	408,640
Credit line borrowing, net of debt discount	17,318,527	13,224,561
Note payable, net of current portion	9,365	50,286
Capital lease obligations, net of current portion	—	12,179
TOTAL LIABILITIES	20,813,744	17,653,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 51,976,489 and 51,556,989 shares issued and outstanding	51,976	51,556
Additional paid-in capital	60,712,224	60,208,501
Accumulated deficit	(51,679,100)	(46,465,012)
TOTAL STOCKHOLDERS’ EQUITY	9,085,100	13,795,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,898,844	$31,448,244

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$17,138,127	$11,872,813	$6,257,780	$3,956,978

OPERATING EXPENSES
Direct costs	7,468,119	5,044,104	2,542,022	1,765,646
Sales expenses	955,890	955,966	303,895	292,198
Customer service and operating expenses	4,386,747	3,443,035	1,504,127	1,133,237
General and administrative expenses	3,108,498	3,147,718	935,645	983,619
Depreciation and amortization	4,851,530	3,775,221	1,673,136	1,272,056
TOTALS	20,770,784	16,366,044	6,958,825	5,446,756

OPERATING LOSS	(3,632,657)	(4,493,231)	(701,045)	(1,489,778)

Other income (expense)
Gain on sale of customers	-	14,245	-	14,245
Interest income	1,396	26,618	148	435
Interest expense	(1,582,827)	(660,779)	(562,284)	(250,869)
NET LOSS	$(5,214,088)	$(5,113,147)	$(1,263,181)	$(1,725,967)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.10)	$(0.10)	$(0.02)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,769,295	51,223,580	51,920,237	51,346,257

 See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2008
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, October 1, 2007	51,556,989	$51,556	$60,208,501	$(46,465,012)	$13,795,045
Issuance of common stock for employee bonuses	226,813	227	80,241		80,468
Issuance of common stock for employee wages	12,000	12	4,548		4,560
Issuance of common stock through employee stock purchase plan	34,315	34	31,795		31,829
Issuance of restricted common stock for compensation for services rendered	146,372	147	64,117		64,264
Issuance of warrants in connection with credit line borrowing agreement			45,000		45,000
Share-based compensation - employees			264,522		264,522
Share-based compensation - nonemployees			13,500		13,500
Net loss				(5,214,088)	(5,214,088)
Balance, June 30, 2008	51,976,489	$51,976	$60,712,224	$(51,679,100)	$9,085,100

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	For the Nine Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(5,214,088)	$(5,113,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	107,056	176,094
Depreciation and amortization	4,851,530	3,775,221
Share-based compensation expense - employees	264,522	631,581
Share-based compensation expense - nonemployees	5,400	63,125
Charge to interest expense for amortization of deferred finance costs and debt discount	251,154	130,127
Compensation expense for issuance of common stock through employee stock purchase plan	17,085	18,526
Compensation expense for issuance of common stock for employee bonuses	37,141	37,240
Compensation expense for issuance of common stock for employee services	4,560	33,945
Compensation expense for issuance of restricted common stock for compensation	60,522	60,000
Compensation expense accrued to be settled through the issuance of common stock	6,296	—
Gain on sale of customers and property and equipment	-	(14,245)
Write-off of intangible assets	57,164	-
Changes in operating assets and liabilities:
Accounts receivable	232,384	(163,278)
Prepaid expenses and deposits	(3,565)	(121,931)
Accounts payable	(141,744)	388,574
Other accrued liabilities	(509,597)	(649,739)
Deferred revenue	(132,350)	(10,635)
Net cash used in operating activities	(106,530)	(758,542)
INVESTING ACTIVITIES
Purchase of property and equipment	(4,026,979)	(4,545,787)
Proceeds from the sale of customers and property and equipment	—	80,715
Acquisition of intangible assets	(267,181)	(1,308,485)
Net cash used in investing activities	(4,294,160)	(5,773,557)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	4,097,537	3,601,967
Deferred financing costs	(215,000)	(50,000)
Payments of notes payable	(38,491)	(36,414)
Proceeds from purchase of common stock through employee stock purchase plan	14,744	21,582
Proceeds from options exercised	—	83,504
Payments of capital lease obligations	(59,779)	(54,027)
Net cash provided by financing activities	3,799,011	3,566,612
NET DECREASE IN CASH AND CASH EQUIVALENTS	(601,679)	(2,965,487)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	767,296	3,238,939
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,617	$273,452

	For the Nine Months Ended June 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 shares of common stock for accrued compensation	$—	$158,879

Issuance of 120,694 and 151,799 shares of common stock for employee bonuses	$43,327	$94,115

Issuance of 18,037 shares of restricted common stock for services rendered	$14,430	$—

Issuance of 75,280 and 60,000 shares of restricted common stock for services to be rendered	$29,812	$54,000

Issuance of warrants in connection with credit line agreement	$45,000	$—

Issuance of warrants for share-based compensation expense - nonemployees	$8,100	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,314,237	$530,652

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

2. LOSS PER COMMON SHARE

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the nine and three months ended June 30, 2008 and 2007, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the periods ended June 30, 2008 and 2007, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	June 30, 2008	June 30, 2007
Warrants	2,347,363	3,969,567
Options	2,430,000	2,748,340
Potentially dilutive common shares	4,777,363	6,717,907

3. COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2008 and 2007, the Company recognized share-based compensation expense for employees of $264,522 and $631,581, respectively, and $53,696 and $194,741 for the three months ended June 30, 2008 and 2007, respectively. Additionally, as a result of the extension of a warrant agreement to a consultant for additional consulting services, the Company recognized share-based compensation expense for non-employees, based on grant date fair values, of $5,400 during the three months ended June 30, 2008, and during the nine months ended June 30, 2007, the Company recognized share-based compensation expense for non-employees, also based on grant date fair values, of $63,125.

The fair values of options granted during the three and nine months ended June 30, 2008 and 2007 were determined using a Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) based on the following weighted average assumptions:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2008	Nine Months Ended June 30, 2007
Expected volatility	32%	26%	26%	63%
Risk-free interest rate	3.16%	4.76%	3.56%	4.73%
Expected option term	4.1	4.1	4.1	4.1
Expected dividends	0%	0%	0%	0%

Members of our Board of Directors were granted 20,000 shares of restricted common stock as part of their approved compensation for Board service during fiscal 2007 and into fiscal 2008. As a result, 60,000 shares of restricted common stock were issued during the three months ended June 30, 2007 with a fair value of $54,000 based on the quoted market price at the grant date to be recognized during the next twelve months and the Company recognized compensation expense of $40,500 and $13,500 for the nine and three months ended June 30, 2008, respectively.

During the nine months ended June 30, 2008, a new Director was granted 20,000 shares of restricted common stock as part of his approved compensation for Board service partially in fiscal 2008 and in fiscal 2009. The grant had a fair value of $7,400 based on the quoted market price at the grant date to be recognized during the next twelve months. As a result, the Company recognized compensation expense of $3,700 and $1,850 for the nine and three months ended June 30, 2008.

During the three months ended June 30, 2008, members of the Board of Directors were granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 78,335 shares of restricted stock were issued during the three months ended June 30, 2008 with a fair value of $31,334 based on the quoted market price at the grant date to be recognized during the next twelve months, and the Company recognized compensation expense of $5,222 for the three months ended June 30, 2008.

During the nine months ended June 30, 2008, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,100 for an employee bonus based on the quoted market price at the grant date.

During the nine months ended June 30, 2008, the Company issued 18,037 shares of restricted common stock for $14,430 for an employee bonus that was accrued in the year ended in September 30, 2007, but was issued subsequent to the period.

Stock Option Plan:

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended June 30, 2008:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2007	2,743,340	$1.82
Granted (weighted average fair value of $0.11 per share)	605,000	0.45
Expired / Forfeited (1)	(918,340)	2.87
Exercised	—	—		$—
Outstanding at June 30, 2008	2,430,000	$1.08	2.5	$10,500
Exercisable at June 30, 2008	1,693,714	$1.33	2.2	$10,500

(1)
In the first quarter of this fiscal year, Sheldon Nelson forfeited back to the Company, without consideration, 600,000 stock options with an exercise price of $3.01 per share and a fair market value of $1.94 per share for general use under the 2001 Stock Option Plan, which had very few options remaining. Of the 600,000 options, 558,333 were vested and $1,083,167 in noncash expense had already been recognized in general and administrative expense since their issuance. During the quarter ended June 30, 2008, certain employees collectively forfeited back to the Company, without consideration, 300,000 stock options with an exercise price of $2.71 per share and a fair market value of $1.74 per share for general use under the 2001 Stock Option Plan. The entire 300,000 options were vested and the entire fair market value of $522,000 in noncash expense had been recognized in general and administrative expense since their issuance.

As of June 30, 2008, options to purchase 462,682 shares were available for grant under the Company’s 2001 Stock Option Plan.

An additional noncash charge of approximately $168,000 is expected to vest and be recognized subsequent to June 30, 2008 over a weighted average period of 30 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the nine months ended June 30, 2008, the Company issued 34,315 shares of common stock for aggregate proceeds of $14,744 from employees who purchased shares under the Employee Stock Purchase Plan through accrued compensation. The purchase price per share under the Employee Stock Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the nine and three months ended June 30, 2008 of $17,085 and $18,526, respectively.

During the three months ended June 30, 2008, the Company issued 12,000 shares of common stock for $4,560 in lieu of wages.

Additionally, during the nine months ended June 30, 2008, the Company issued 226,813 shares of common stock for $80,468 in compensation expense. Of the 226,813 shares of common stock, 120,694 shares of common stock for $43,327 were accrued in the year ended in September 30, 2007, but were issued subsequent to the period.

Warrants:

In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, discussed below, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share and issued to Full Circle Funding, LP a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement. The warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the above-mentioned entities are “accredited investors” as such term is defined in Rule 501 of said Regulation D. The warrants are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

During the three months ended June 30, 2008, a warrant agreement for 150,000 warrants was extended for an additional twelve months for additional consulting services. The extended expiration had a fair value of $13,500 determined using the Black-Scholes option pricing model in accordance with SFAS 123R and will be amortized over the length of the consulting service period.

During the nine months ended June 30, 2008, 750,000 warrants, as discussed above, were granted, no warrants were exercised, 2,372,204 warrants expired. As of June 30, 2008, 2,347,363 warrants remained outstanding at a weighted average exercise price of $0.63 per share.

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

5. CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million revolving five year Credit Facility. The Credit Facility, of up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006 (see Note 3 of Audited Financial Statements), have not changed.

The Credit Facility is secured by the assets of the Company. The amount that Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company currently exceeds $28 million. The Credit Facility can be prepaid upon thirty (30) days notice with a penalty of 0 % to 2% of the outstanding principal balance depending on the prepayment timing.

The original Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the fourth $5,000,000 at prime plus 1%. The Company is under no obligation to draw an entire increment at one time. The additional $10 million to the Credit Facility is divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company is under no obligation to draw any of the new increments.

To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing twelve (12) month basis or a pro-forma basis, of $1 million, and (ii) have 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing 12 month basis or pro-forma basis, of $3 million, and (ii) have 65,000 subscribers.

In connection with the Amended and Restated Loan and Security Agreement, on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital and Full Circle Funding, LP each a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share.

 As of June 30, 2008, the Company had drawn into the fourth increment and has borrowed a total of $17,539,980 under the Credit Facility, which is reflected in the accompanying condensed consolidated balance sheet as of June 30, 2008, net of debt discount of $221,453. The outstanding principal is payable on June 30, 2013. As of June 30, 2008, $12,460,020 remains available for borrowing under the Credit Facility. As a result of the Amended and Restated Loan and Security Agreement, the Company incurred an additional $15,000 in deferred finance cost that, as well as all other previously incurred deferred finance costs, will be amortized to interest expense using the straight-line method over the new term.

6. ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the nine months ended June 30, 2008, the Company acquired access agreements and incurred transfer fees, collectively, in the amount of $280,301, representing intangible assets.

During the nine months ended June 30, 2008, the acquisition price on an asset purchase agreement executed on July 19, 2007 (see Note 8 of the Audited Financial Statements) was adjusted downward by $24,820 (of which $13,120 were intangibles) for assets that were unable to be transferred as per the initial asset purchase agreement.

7. SUBSEQUENT EVENTS

On July 10, 2008, 28,975 shares of common stock were issued to employees from the Employee Stock Purchase Plan (for the quarter ended June 30, 2008) for $9,974 in proceeds.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations - Three and Nine Months Ended June 30, 2008 Compared to Three and Nine Months Ended June 30, 2007
•	Liquidity and Capital Resources - Nine Months Ended June 30, 2008

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

SUMMARY OF RESULTS AND RECENT EVENTS

The Company again turned in solid revenue and EBITDA (as adjusted and as defined below) during the third quarter ending June 30, 2008. The Company’s revenue for the quarter ended June 30, 2008 was $6,257,780, an increase of 58% over the same period in fiscal 2007. This increase in revenue resulted in EBITDA (as adjusted) growth greatly exceeding expectations. For the nine and three months ended June 30, 2008, the Company reports positive EBITDA (as adjusted) of $1,722,851 and $1,099,831, respectively, which is a considerable increase over the corresponding periods in the previous fiscal year of $343,364 and $55,503, respectively. The Company also generated positive cash flow from operating activities for the three months ended June 30, 2008 of $580,365.

The Company achieved this revenue and EBITDA (as adjusted) growth while decreasing its reliance on the Credit Facility originally entered into on September 11, 2006. In large part this was a result of the Company focusing on adding incremental DIRECTV HDTV and broadband services within the Company’s current properties and achieving greater economies of scale in its operations. Additionally, the Company is directing resources towards the improvement of subscriber penetration rates within properties and lowering its subscriber acquisition costs. Despite its decreasing reliance, the Company believed it prudent during this time of volatile markets, to negotiate and execute a term extension and $10 million increase to the Credit Facility, which it did on June 30, 2008.

The Company’s average monthly revenue per unit (“ARPU”) at June 30, 2008 was $28.42, a 9% increase over the year ended September 30, 2007 of $26.17. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company’s ARPU has been positively impacted by, (i) the increase in the residual percent under the new DIRECTV Agreement, (ii) the fact that this higher residual percent is based on an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 8.3% in DIRECTV’s fourth quarter to $87.40 per subscriber (as disclosed in DIRECTV’s public filings)), and (iii) the increase in installation, wiring and other revenue realized from the upgrade of properties to the new DIRECTV HD Platform.

The Company’s primary focus again during the quarter ended June 30, 2008 was to upgrade subscribers to the new DIRECTV High Definition Platform (“HD Platform”) in properties the Company currently services. During the quarter ended June 30, 2008, the Company upgraded 7,317 units in 39 properties to the new DIRECTV HD Platform and had 6,201 units in 27 properties that were work in process at June 30, 2008 that will be completed by the end of August 2008. Under a letter agreement with DIRECTV, DIRECTV is providing the Company with an additional monetary subsidy when it completes an upgrade of a current DIRECTV property (and any current HD subscribers) to the new DIRECTV HD Platform which is currently delivering 95 national HD channels with more expected in the remainder of 2008. Upgrading the Company’s properties to the new HD Platform will remain a priority for the Company during the upcoming fiscal quarters so that the Company’s services will not only be more competitive with franchised cable, but will generate additional revenue as customers subscribe to the wide array of HD and International Programming currently being offered by DIRECTV. The Company is committed to upgrading the vast majority of its priority properties by the end of its fiscal year.

Due mainly to a complete focus of the Company’s financial and human resources on the upgrades to the HD Platform, the Company’s organic growth has been secondary, and in that regard, the Company experienced a net subscriber reduction of 376 subscribers during the quarter, primarily the result of a significant number of seasonal disconnects (approximately 1,025) in the Company’s Southeast Region that it acquired from Multiband last year. As of June 30, 2008, the Company reports 68,142 total billable subscribers, still a 26% increase over the total billable subscribers reported one year ago.

The combined affect of the Company’s fiscal 2008 strategy should result in continued increases in revenues and EBITDA, lower subscriber acquisition costs, improved cash flow from operations, less capital expenditure cash utilization, continued push to upgrade its priority properties to the HD Platform and certain types of subscriber growth.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the nine and three months ended June 30, 2008, the Company reports positive EBITDA (as adjusted) of $1,722,851 and $1,099,831, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Nine Months Ended June 30,		For The Three Months Ended June 30,
	2008	2007	2008	2007
EBITDA	$1,722,851	$343,364	$1,099,831	$55,503
Interest Expense	(1,331,673)	(530,652)	(475,788)	(201,624)
Deferred finance costs and debt discount amortization (interest expense)	(251,154)	(130,127)	(86,496)	(49,245)
Provision for doubtful accounts	(107,056)	(176,094)	(34,419)	—
Depreciation and Amortization	(4,851,530)	(3,775,221)	(1,673,136)	(1,272,056)
Share-based compensation expense - employees	(264,522)	(631,581)	(53,696)	(194,741)
Compensation expense for issuance of common stock through employee stock purchase plan	(17,085)	(18,526)	(2,649)	(1,496)
Compensation expense for issuance of common stock for employee bonuses	(37,141)	(37,240)	—	(2,308)
Compensation expense for issuance of common stock for employee wages	(4,560)	(33,945)	(4,560)	—
Compensation expense accrued to be settled through the issuance of common stock	(6,296)	—	(6,296)	—
Compensation expense through the issuance of restricted common stock for services rendered	(60,522)	(60,000)	(20,572)	(60,000)
Share-based compensation expense - nonemployees	(5,400)	(63,125)	(5,400)	—
Net Loss	$(5,214,088)	$(5,113,147)	$(1,263,181)	$(1,725,967)

Subscriber Activity

Due to the Company’s aggressive schedule to upgrade all of its priority properties prior to its fiscal year end and as a result of seasonal disconnects, the Company had a reduction of 376 net subscribers during the quarter and reports 68,142 total billable subscribers as of June 30, 2008. However, this was still a 26% increase over total billable subscribers reported one year ago. The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of June 30, 2007	Subscribers as of Sept. 30, 2007	Subscribers as of Dec. 31, 2007	Subscribers as of Mar. 31, 2008	Subscribers as of June 30, 2008
Bulk DTH -DIRECTV	10,655	14,196	14,808	15,016	15,249
DTH -DIRECTV Choice/Exclusive	8,161	10,034	10,650	11,269	11,547
Bulk Private Cable	17,870	20,912	20,564	20,084	20,179
Private Cable Choice or Exclusive	1,376	2,684	3,211	3,369	2,270
Bulk BCA -DIRECTV	8,001	7,573	7,921	8,527	8,687
Bulk ISP	4,759	5,403	5,863	6,173	6,394
ISP Choice or Exclusive	3,225	3,541	3,875	4,041	3,784
Voice	—	—	73	39	32
Total Subscribers	54,047	64,343	66,965	68,518	68,142

As of June 30, 2008, the Company had 27 properties and 9,892 units in work-in-progress (“WIP”). During the quarter, the Company completed work on 4,434 units that moved out of WIP and started construction on 809 units that entered WIP. Of the current WIP, 6,306 units (or 64%) are in new construction properties and 3,586 units (or 36%) are in existing conversion properties. The Company’s breakdown of WIP units by type of service is as follows: (i) Bulk DTH 1,080; (ii) DTH Choice or Exclusive 5,584; (iii) Bulk BCA 859; (iv) Bulk Private Cable 0; (v) PC Choice/Exclusive 0; (vi) Bulk ISP 891; and (vii) ISP Choice/Exclusive 1,478. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter.

The Company had 2,531 “under contract” subscribers in WIP at June 30, 2008 that the Company expects will become “billable” subscribers in the next few quarters. In many competitive properties, the Company is charging the property owner for installation of the satellite distribution system. Under contract is defined in actual potential subscribers, not as units being constructed. The under contract subscribers are an important component of the Company’s subscriber base evaluation in that they represent the number of remaining “billable” subscribers the Company expects to realize from WIP. The Company breaks down and reports its under contract subscribers into new construction and existing conversion properties, due to the time differential that new construction properties remain in under contract. A breakdown of these “under contract” subscribers for new construction and existing conversion properties (already reduced to reflect property type and penetration rate) shows the following:

	Bulk Subscribers	Exclusive Subscribers	Competitive Subscribers	Total Subscribers
New construction “under contract” subscribers as of June 30, 2008:	1,519	163	624	2,306
Existing conversion “under contract” subscribers as of June 30, 2008:	-	73	152	225
Total “under contract” subscribers:	1,519	236	776	2,531

As mentioned previously, the Company is placing a heavy emphasis on upgrading its properties, and in particular its priority properties, to the new DIRECTV HD Platform in order to offer its subscribers the new DIRECTV HD programming packages that includes 95 national HD programming channels, local HD programming in 76 local markets (75% of all television households) and an array of new International Programming. Although there is a cost to these upgrades, the letter agreement entered into with DIRECTV in December of 2007 provides the Company a partial subsidy for upgrades in certain of these properties and other property owners are contributing to the cost of the upgrade. These upgrades are also resulting in renewals or extensions to existing access agreements and increased residuals from subscribers taking the advanced services programming. During the quarter ended June 30, 2008, the Company upgraded 7,317 units in 39 properties to the new DIRECTV HD Platform and had 6,201 units in 27 properties that were work in process at June 30, 2008 that will be completed this fiscal quarter. The Company anticipates that it will have upgraded over 20,000 units in 110 properties to the new DIRECTV HD Platform by the end of this fiscal year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2008, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 establishes standards of accounting and reporting of noncontrolling interests in subsidiaries, currently known as minority interests, in consolidated financial statements, provides guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting of the deconsolidation of a subsidiary due to the loss of control. SFAS 160 requires an entity to present minority interests as a component of equity. Additionally, SFAS 160 requires an entity to present net income and consolidated comprehensive income attributable to the parent and the minority interest separately on the face of the consolidated financial statements. We are currently assessing the effect SFAS 160 may have, if any, on our consolidated financial position, results of operations or cash flows when adopted, as required, on October 1, 2009.

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

In September 2006, the Emerging Issues Task Force, or EITF, issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. EITF No. 06-1 is effective for fiscal years beginning after June 15, 2007. The adoption of EITF No. 06-1 does not have an effect on our consolidated results of operations.

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

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO NINE MONTHS ENDED JUNE 30, 2007

The following table sets forth for the nine months ended June 30, 2008 and 2007, the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007		Change ($)	Change (%)
REVENUE	$17,138,127	100%	$11,872,813	100%	$5,265,314	44%
Direct costs	7,468,119	44%	5,044,104	42%	2,424,015	48%
Sales expenses	955,890	6%	955,966	8%	(76)	0%
Customer service and operating expenses	4,386,747	25%	3,443,035	29%	943,712	27%
General and administrative expenses	3,108,498	18%	3,147,718	27%	(39,220)	-1%
Depreciation and amortization	4,851,530	28%	3,775,221	32%	1,076,309	29%
OPERATING LOSS	(3,632,657)	-21%	(4,493,231)	-38%	860,574	-19%
Total other loss	(1,581,341)	-9%	(619,916)	-5%	(961,515)	155%
NET LOSS	$(5,214,431)	-30%	$(5,113,147)	-43%	$(100,941)	2%

Revenue.   Revenue for the nine months ended June 30, 2008 increased 44% to $17,138,127 compared to revenue of $11,872,813 for the nine months ended June 30, 2007. The revenue increase is directly attributable to the 26% increase in the number of subscribers between the two periods and a significant increase in installation revenue, due mainly to the DIRECTV HD upgrade subsidy occurring in fiscal 2008. We expect an increase in revenue as our DTH subscriber growth and conversion to DTH from Private Cable continues, as well as more customers subscribing to advanced services in fiscal 2008. The continuation of the DIRECTV HD upgrade subsidy may also add to a future increase in our revenue. Our nine months revenue (inclusive of the DIRECTV HD upgrade subsidy), has been derived, as a percent, from the following sources:

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
Private cable programming revenue	$3,747,512	22%	$2,699,008	23%
DTH programming revenue and subsidy	9,419,939	55%	6,781,403	57%
Internet access fees	2,049,819	12%	1,523,103	13%
Installation fees, wiring and other sales	1,920,857	11%	869,299	7%
Total Revenue	$17,138,127	100%	$11,872,813	100%

The increase in Private Cable programming revenue (dollars) is due to the acquisition of a number of private cable systems between the quarters. The Company expects DTH programming revenue to increase as private cable systems are converted from low average revenue private cable subscribers to DIRECTV service subscribers. The new DIRECTV Agreement and upgrades will also result in a favorable increase to DTH programming revenue as a result of increased residual and advanced services revenue from DIRECTV. This emphasis is expected to continue throughout the remainder of fiscal 2008.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $7,468,119 for the nine months ended June 30, 2008, as compared to $5,044,104 for the nine months ended June 30, 2007, primarily attributable to the 26% increase in number of subscribers between the two periods and the fact that a significant percentage of this increase was for programming for the private cable systems acquired between the periods.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services throughout 2008, thus direct costs should begin to decrease as a percent of revenue as these private cable systems are converted.

Sales Expenses.   Sales expenses were $955,890, inclusive of $8,640 in noncash charges, for the nine months ended June 30, 2008, compared to $955,966 for the nine months ended June 30, 2007, which is 2% reduction as a percent of revenue. Although new marketing initiatives to increase our subscriber base and advertise advanced services are continuing, we expect a decrease in sales expense as a percent of revenue to continue in fiscal 2008.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,386,747, inclusive of $3,293 in noncash charges, for the nine months ended June 30, 2008, as compared to $3,443,035, inclusive of $59,212 in noncash charges, incurred for the nine months ended June 30, 2007, a 4% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to positively impact EBITDA (as adjusted) and are expected to continue to reduce expenses as a percentage of revenue in fiscal 2008. These expenses are expected to increase in dollars throughout fiscal 2008 primarily as the result of (i) an increase in the number of subscribers the Company expects to service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HD services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. The increase in property system maintenance expenses between the periods, evidenced below, is the result of the one-time event of the Multiband subscriber acquisition transition occurring mainly in the first fiscal quarter of 2008. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
Call center expenses	$1,222,644	28%	$1,168,658	34%
General operation expenses	1,395,127	32%	1,026,038	30%
Property system maintenance expenses	1,768,976	40%	1,248,339	36%
Total customer service and operating expense	$4,386,747	100%	$3,443,035	100%

General and Administrative Expenses.   General and administrative expenses remained relatively flat at $3,108,498 for the nine months ended June 30, 2008, compared to $3,147,718 for the nine months ended June 30, 2007, but decreased 9% as a percent of revenue. Of the general and administrative expenses for the nine months ended June 30, 2008 and 2007, the Company had total noncash charges included of $490,649 and $961,299, respectively. These noncash charges are described below:

	Nine Months Ended June 30,
	2008	2007
Total general and administrative expense	$3,108,498	$3,147,718

Noncash charges:
Share based compensation - nonemployees	5,400	63,125
Share based compensation – employees (1)	264,522	631,581
Compensation expense through the issuance of restricted common stock for services rendered	60,522	60,000
Excess discount for the issuance of stock	17,085	18,526
Issuance of common stock for bonuses	36,064	11,973
Provision for bad debt expense	107,056	176,094
Total noncash charges	490,649	961,299
Total general and administrative expense net of noncash charges	$2,617,849	$2,186,419
Percent of revenue	15%	18%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2008 and 2007, amortized over the requisite vesting period, of $264,522 and $631,581, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $168,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $3,775,221 during the nine months ended June 30, 2007, to $4,851,530 during the nine months ended June 30, 2008, but decreased as a percent of revenue. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.

Interest expense included noncash charges of $251,154 for the amortization of deferred finance costs and debt discount and is higher due to additional borrowings from the Credit Facility.

Net Loss.   Primarily as a result of the above, and noncash charges of $5,605,266, the Company reports a net loss of $5,214,088 for the nine months ended June 30, 2008, compared to a net loss of $5,113,147 for the nine months ended June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

The following table sets forth for the three months ended June 30, 2008 and 2007, the percentages which selected items in the Statement of Operations bear to total revenue and respective dollar and percentages changes between the periods:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Change ($)	Change (%)
REVENUE	$6,257,780	100%	$3,956,978	100%	$2,300,802	58%
Direct costs	2,542,022	41%	1,765,646	45%	776,376	44%
Sales expenses	303,895	5%	292,198	7%	11,697	4%
Customer service and operating expenses	1,504,127	23%	1,133,237	29%	370,809	33%
General and administrative expenses	935,645	15%	983,619	25%	(47,974)	-5%
Depreciation and amortization	1,673,136	27%	1,272,056	32%	401,080	32%
OPERATING LOSS	(701,045)	-11%	(1,489,778)	-38%	788,733	-53%
Total other loss	(562,136)	-9%	(236,189)	-6%	(325,947)	138%
NET LOSS	$(1,263,181)	-20%	$(1,725,967)	-44%	$462,786	-27%

Revenue.   Revenue for the three months ended June 30, 2008 increased 58% to $6,257,780, compared to revenue of $3,956,978 for the three months ended June 30, 2007. The revenue increase is directly attributable to the 26% increase in the number of subscribers between the two periods and a significant increase in installation revenue, due mainly to the DIRECTV HD upgrade subsidy occurring in fiscal 2008. We expect an increase in revenue as our DTH subscriber growth and conversion to DTH from Private Cable continues, as well as more customers subscribing to advanced services in fiscal 2008. The continuation of the DIRECTV HD upgrade subsidy may also add to a future increase in our revenue. The three months revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Private cable programming revenue	$1,200,616	19%	$915,739	23%
DTH programming revenue and subsidy	3,241,350	52%	2,306,997	58%
Internet access fees	715,616	11%	524,920	13%
Installation fees, wiring and other sales	1,100,198	18%	209,322	6%
Total Revenue	$6,257,780	100%	$3,956,978	100%

The increase in Private Cable programming revenue (dollars) is due to the acquisition of a number of private cable systems between the quarters. The Company expects DTH programming revenue to increase as these private cable systems are converted from low average revenue private cable subscribers to DIRECTV service subscribers. The new DIRECTV Agreement will also result in a favorable increase to DTH programming revenue as a result of increased residual revenue from DIRECTV. This emphasis is expected to continue throughout the remainder of fiscal 2008.

Direct Costs.   Direct costs are comprised of private cable programming costs, monthly recurring Internet T-1 line connections and costs relating directly to installation services. Direct costs increased to $2,542,022 for the three months ended June 30, 2008, as compared to $1,765,646 for the three months ended June 30, 2007, primarily attributable to the 26% increase in number of subscribers between the two periods and the fact that a significant percentage of this increase was from programming for private cable systems acquired between the periods.  While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add. We expect to continue to increase the number of DIRECTV and broadband subscribers and convert certain private cable subscribers to DIRECTV services during the remainder of 2008, thus direct costs should continue to decrease as a percent of revenue as these private cable systems are converted.

Sales Expenses.   Sales expenses were $303,895 for the three months ended June 30, 2008, inclusive of $8,640 in noncash charges, compared to $292,198 for the three months ended June 30, 2007, which is a 2% reduction as a percent of revenue. New marketing initiatives to increase our subscriber base and advertise advanced services are continuing, however, we expect a decrease in sales expense as a percent of revenue to continue for the remainder of fiscal 2008.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,504,127, inclusive of $2,216 in noncash charges, and $1,133,237, inclusive of $2,308 in noncash charges, for the three months ended June 30, 2008 and 2007, respectively, a 6% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to achieve positive EBITDA (as adjusted) and expected to reduce these expenses as a percentage of revenue in fiscal 2008. These expenses are expected to increase in dollars throughout fiscal 2008 primarily as the result of (i) an increase in the number of subscribers the Company will service during this time period, (ii) an increase in our customer service quality levels, and (iii) the launch of new DIRECTV HDTV services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2008. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Call center expenses	$430,509	29%	$409,671	36%
General operation expenses	476,934	31%	300,607	27%
Property system maintenance expenses	596,684	40%	422,959	37%
Total customer service and operating expense	$1,504,127	100%	$1,133,237	100%

General and Administrative Expenses.   General and administrative expenses decreased to $935,645 for the three months ended June 30, 2008, from $983,619 for the three months ended June 30, 2007 (a reduction from 25% down to 15% of revenue), primarily the result of expense reduction initiatives and lower noncash charges of $116,736 for June 30, 2008 compared to $256,237 for June 30, 2007. These noncash charges are described below:

	Three Months Ended June 30,
	2008	2007
Total general and administrative expense	$935,645	$983,619

Noncash charges:
Share based compensation – nonemployees	5,400	—
Share based compensation – employees (1)	53,696	194,741
Compensation expense through the issuance of restricted common stock for services rendered	20,572	60,000
Excess discount for the issuance of stock	2,649	1,496
Provision for bad debt expense	34,419	—
Total noncash charges	116,736	256,237
Total general and administrative expense net of noncash charges	$818,909	$727,382
Percent of revenue	13%	18%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2008 and 2007, amortized over the requisite vesting period, of $53,696 and $194,741, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next 30 months is approximately $168,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $1,272,056 during the three months ended June 30, 2007 to $1,673,136 during the three months ended June 30, 2008, but decreased as a percent of revenue.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $86,496 for the amortization of deferred finance costs and debt discount and has increased due mainly to additional borrowings from the Credit Facility.

Net Loss.   As a result of the above, and primarily the noncash charges of $1,887,224, the Company reports a net loss of $1,263,181 for the three months ended June 30, 2008, compared to net loss of $1,725,967 for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a long-term funding solution to the Company’s subscriber growth capital requirements. The $20 million Credit Facility (subject to a borrowing base) is a non-amortizing five-year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings, despite the availability of more capital through an increasing borrowing base. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to its $20 million revolving five year credit facility. The senior secured Credit Facility, of up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement.

The Company is under no obligation to draw any of the new increments. To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing 12 month basis or a pro-forma basis, of $1 million, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing 12 month basis or pro-forma basis, of $3 million, and (ii) 65,000 subscribers. The original material terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1% and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of June 30, 2008, the Company had drawn into the fourth increment and has borrowed a total of $17,539,980 under the Credit Facility which is due on June 30, 2013. The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through June 30, 2009.

NINE MONTHS ENDED JUNE 30, 2008

During the nine months ended June 30, 2008 and 2007, we recorded a net loss of $5,214,088 and $5,113,147, respectively. At June 30, 2008, we had an accumulated deficit of $51,679,100.

Cash Balance.   At June 30, 2008, we had cash and cash equivalents of $165,617, compared to $767,296 at September 30, 2007. The Company maintains little in the way of cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2008, we accessed the fourth $5 million increment of the $30 million revolving Credit Facility.

Operating Activities.   Net cash used in operating activities included a decrease of $651,341 and $261,165 in our accounts payable and other accrued liabilities during the nine months ended June 30, 2008 and 2007, respectively. Additionally, during the nine months ended June 30, 2008 and 2007 accounts receivable decreased $232,384 and increased $163,278, respectively. Our net losses of $5,214,088 and $5,113,147 for the nine months ended June 30, 2008 and 2007, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $5,605,266 and $4,925,859 for the same periods.

As at June 30, 2008, we had negative working capital of approximately $293,000, compared to a negative working capital of approximately $227,000 as at September 30, 2007. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least June 30, 2009.

Investing Activities.   During the nine months ended June 30, 2008 and 2007, we purchased $4,026,979 and $4,545,787, respectively, of equipment relating to subscriber additions and HD Platform upgrades during the periods and for future periods. During the nine months ended June 30, 2008, we received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120, with no refunds in the corresponding period in 2007. During the nine months ended June 30, 2008, we paid $280,301 for the acquisition of intangible assets and related fees, and during the nine months ended June 30, 2007 we paid $1,308,485 for the acquisition of intangible assets.

Financing Activities.   During the nine months ended June 30, 2008, we used $98,270 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $14,744 from 34,315 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the nine months ended June 30, 2008 we incurred $215,000 in deferred finance costs and borrowed $4,097,537 through the Credit Facility.

During the nine months ended June 30, 2007, we used $90,441 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $83,504 through the issuance of 401,384 shares of common stock from the exercise of options and $21,582 from 32,003 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the nine months ended June 30, 2007 we incurred $50,000 in additional deferred finance costs and borrowed $3,601,967 through the Credit Facility.

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

The Company seeks to manage its exposure to adverse interest rate changes through its normal operations and does not use any derivative financial instruments to manage such exposure. The Company uses a Credit Facility to provide for a portion of its financing needs. At June 30, 2008, the principal balance outstanding under this arrangement was $17,318,527, net of debt discount of $221,453. Interest costs would increase by approximately $176,000, annually, for each percentage point increase in the rate of interest on the Credit Facility, assuming current balances.

Item 4T. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer, who is also the Chief Financial Officer, as well as the Vice President of Finance and Administration, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008, the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer and our Vice President of Finance and Administration, to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration concluded that as of that date, that the disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting or in other factors during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed on December 21, 2007. There have been no changes to our Risk Factors as of June 30, 2008.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were sold, however, 48,037 shares of the Company’s restricted common stock were granted to the Chief Executive Officer as partial bonus during the nine months ended June 30, 2008 which were accrued for in fiscal 2007. Additionally, 98,335 shares of the Company’s common stock were issued with restriction to Board members as partial compensation for future Board service.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 13, 2008	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 13, 2008	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration