Form 10-K
period 2008-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2008-12-23
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008, or

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2008) held by non-affiliates was approximately $22 million. The number of shares of common stock ($0.001 par value) outstanding as of December 22, 2008 was 52,032,013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended September 30, 2008. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

TABLE OF CONTENTS

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

Multi-dwelling unit properties present unique technological, management and marketing challenges, as compared to single family homes - challenges we have certain experience and expertise in overcoming. We seek to differentiate ourselves from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Post Properties, Roseland Property Company, Related Companies, as well as many others, to understand and meet the technology needs of these groups. We operate in only one market segment.

CORPORATE HISTORY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In November 1998, MDU Canada’s shareholders sold all of their MDU Canada stock to Alpha Beta Holdings, Ltd., an inactive U.S. public reporting company, in exchange for Alpha Beta stock, and renamed it “MDU Communications International, Inc.” Alpha Beta had been incorporated in Colorado in July 1995, but never conducted any significant business activities and was essentially inactive in November 1998. In April 1999, we reincorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets, beginning with the Northeast United States. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of certain of our Canadian satellite television assets. As a result, by May 30, 2001 we relocated our operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU Canada is now inactive. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC and Miami greater metropolitan areas.

REVENUE

We derive revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”) programming. The DBS or DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV® programming packages.  From the DBS or DTH offerings we receive the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price we charge subscribers for the private cable programming package. We provide the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

STRATEGIC ALLIANCE WITH DIRECTV

The Company has had a significant strategic relationship with DIRECTV since May of 2000.  Most recently, the Company entered into a new System Operator Agreement with DIRECTV (“Agreement”) effective June 1, 2007. This Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire Agreement to coincide with the expiration date of the Company’s latest property access agreement.

Under this Agreement we receive monthly "residual" fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee is paid on a gross activation basis in our choice and exclusive properties and on a one-time basis in our bulk properties. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive an upgrade subsidy when it completes a high definition (“HDTV”) system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty (30) days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. This program was renewed via a letter agreement dated August 15, 2008 that supports the program through at least July 31, 2009.

Under the DIRECTV Agreement, we may not solicit sales or provide equipment for any other DBS digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. During the fiscal year ended September 30, 2008, revenues from all DIRECTV services were approximately 61% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. This most recent satellite launch is currently delivering 130 national HDTV channels with 150 expected in 2009 giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, international programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DBS subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

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

We believe that today’s MDU market offers us a very good business opportunity because:

•
Advances in communication and information technology have created demand for new state-of-the-art services such as digital satellite television, high definition television, digital video recorders and bundled services.

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

COMPETITION

The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers and telecom providers:

Franchised Cable Systems.    Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. The traditional cable companies serve an estimated 68% of U.S. television households. However, satellite services are gaining market share and DBS providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal over a vast selection of video and audio channels at a comparable or reduced price to most cable operators’ current service.

Other Operators. Our next largest competitor is other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments.  We also compete with other national DBS operators such as Echostar.

Traditional Telephone Companies.   Traditional telephone companies such as Verizon and AT&T have over the past few years diversified their service offerings to compete with traditional franchised cable companies in a triple play market. Although their subscriber base is currently very small, these traditional phone companies are developing video offerings such as Verizon’s FIOS product. These phone companies have in the past also been resellers of DIRECTV and Echostar video programming, however, rarely in the MDU market. Video offerings from traditional phone companies are now becoming a significant competitor in the MDU market.

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and Federal Communication Commission (“FCC”) rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA. SHVIA was essentially extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (SHVERA) signed in December of 2004.

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans live in MDU properties and that competition has been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this Order only applies to cable companies subject to Section 628 of the Communications Act, which does not include DBS and private cable operators ("PCOs") that do not cross public rights-of-way, such as the Company. Although exempt from this Order, the FCC did reserve judgment on exclusivity clauses used by DBS companies and PCOs until further discussion and comment can be taken and evaluated. The IMCC (Independent Multi-Family Communications Council), which is a trade association comprised of DBS, PCOs, MDU owners and the supporting industry, is lobbying to keep DBS and PCOs, who do not cross public rights-of-way, exempt from the Order or any future order. The Company is an active member of IMCC and is providing assistance in the lobbying effort. The issue is still unsettled.

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

EMPLOYEES

We had 119 employees, all full-time, as of September 30, 2008. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

EXECUTIVE OFFICERS

Our executive officers serve at the discretion of the Board. The names of our executive officers and their ages, titles, and biographies as of September 30, 2008 are set forth below:

Executive Officers	Age	Position(s)
Sheldon Nelson	47	President, Chief Executive Officer and Director
Patrick Cunningham	40	Vice President, Sales and Marketing
Brad Holmstrom	43	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	60	Vice President, Finance and Administrations
Joe Nassau	50	Vice President, Operations

Sheldon Nelson, President.  Mr. Nelson, 47, has served as President, Chief Executive Officer and Chairman of the Board of the Company since November 1998. Mr. Nelson relinquished his title of Chairman of the Board in June of 2007. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

Patrick Cunningham, Vice President of Sales and Marketing. Mr. Cunningham, 40, has been a Vice President with the Company since 2000.  He has over fifteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary. Mr. Holmstrom, 43, has been with the Company since 2000 serving as the Company’s legal counsel. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of the law firm Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration. Mr. Ragusa, 60, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability and has assisted in the implementation of operational strategies that support business development and financial objectives.

Joe Nassau, Vice President of Operations.  Mr. Nassau, 50, has been with the Company since June 2005 and is responsible for leading and managing the Company’s Call Center (sales, customer support and tech support), Subscriber Lifecycle Process Management, Subscriber Operational Support Systems, Training, Dispatch, and Back Office operations.  He brings over twenty years of experience in the pay television and broadband industries in a variety of functional and operational management roles.  In particular, he led and managed the integration, growth and operation of HBO’s satellite television call center and back office operations in Chicago that supported sales and service for over 1 million subscribers.  He also held key leadership roles in the successful planning, launch, and deployment of Galaxy Latin America’s DIRECTV services in Latin America, as well as the highly successful launch of EarthLink’s High-Speed Internet Service throughout Time Warner Cable’s network nationwide.  Mr. Nassau holds a BA in Communications from Fordham University and an MBA in Decision and Information Sciences from the University of Florida.  He also served as an Infantry Officer in the Unites States Army.

INVESTOR INFORMATION

Our common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and our telephone number is (973) 237-9499. Our website is located at www.mduc.com.

Item 1A.	Risk Factors

The Company faces a number of risks and uncertainties that could cause actual results or events to differ materially from those contained in any forward-looking statement. Additional risks and uncertainties not presently known to the Company, or that are currently deemed to be immaterial, may also impair the Company’s business operations. Factors that could cause or contribute to such differences include, but are not limited to, the following:

The business of the Company may be adversely affected by the current economic recession.

The domestic and international economies are experiencing a significant recession. This recession has been magnified by the tightening of the credit markets. The domestic markets may remain depressed for an undeterminable period of time which could have a material adverse effect on the Company’s revenues and profits.

The Company has incurred losses since inception and may incur future losses.

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2008, it has accumulated losses of $51,664,395. Although the Company may have profitable operations in fiscal 2009 resulting from the sale of certain subscribers to CSC Holdings, Inc., it cannot assure that it will achieve or attain profitability beyond fiscal 2009. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

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

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not maintain or market DBS services for any other provider. Consequently, the Company is totally dependent upon DIRECTV for its set-top DBS programming service. During the year ended September 30, 2008, revenues from all DIRECTV services were approximately 61% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s Agreement with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the Agreement. Any such termination may have a material effect on the Company’s business.

Because the Company is an intermediary for DIRECTV, events the Company does not control at DIRECTV could adversely affect the Company. One of the most important of these is DIRECTV’s ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming, it purchases programming from third parties. DIRECTV’s success, and accordingly the Company’s, depends in large part on DIRECTV’s ability to select popular programming sources and acquire access to this programming on favorable terms. The Company has no control or influence over this. If DIRECTV is unable to retain access to its current programming, the Company cannot be assured that DIRECTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV is unable to continue to provide desirable programming, the Company would be placed at a competitive disadvantage and may lose subscribers and revenues.

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

The Company faces competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies and traditional phone companies. Also, DIRECTV itself could corporately focus on MDUs. Other companies with substantially greater assets and operating histories could enter this market. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm the Company’s business.   The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect the Company’s business, results of operations and financial condition.

Cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DBS providers is their ability to provide subscribers with more channels and a better quality digital signal than traditional cable television systems. Many cable television operators have made significant investments to upgrade their systems, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DBS providers. If competition from cable television operators or traditional phone companies should increase in the future, the Company could experience a decrease in its number of subscribers or increased difficulty in obtaining new subscriptions.

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

The Company may be affected by international terrorism or if the United States participates in wars or other military action.

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

Provisions in the Company’s certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in the Company’s management. Pursuant to the Company’s certificate of incorporation, the Company has a staggered Board of Directors whereby the directors are elected generally to serve three-year terms, are separated into three classes and each class is elected in a different year. The staggered Board of Directors may prevent or frustrate stockholder attempts to replace or remove current Board members as they will have to wait until each class of directors is up for election before the directors can be voted out of office. The Company’s certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Board of Directors. The Board of Directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock. The ability of the Board to issue preferred stock may prevent or frustrate stockholder attempts to replace or remove current management. In addition, certain provisions of Delaware law may discourage, delay or prevent someone from acquiring or merging with the Company. These provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Absence of dividends on common stock.

The Company has never declared nor paid any dividends on its common stock. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, the Company’s future earnings, if any, capital requirements, financial condition and such other factors as the Company’s Board of Directors may consider to be relevant from time to time. Earnings of the Company, if any, are expected to be retained for use in expanding the Company’s business. Accordingly, the Company does not expect to declare or pay any dividends on its common stock in the foreseeable future.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million revolving five year Credit Facility for a total line of $30 million. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006 have not changed. There are several terms of default set forth in the Loan and Security Agreement. Should the Company default on any of the terms, the balance owed under the Loan and Security Agreement may be accelerated and the Company may not have further access to the Credit Facility. In such a case, the Company may have to sell assets to repay the outstanding balance and scale back its growth considerably.

The Company’s common stock is currently quoted on the OTC Bulletin Board and is subject to the Penny Stock rules which makes transactions cumbersome and may reduce the value of an investment in the Company’s stock.

The Company’s common stock is a “penny stock” which is subject to Rule 15g-9 under the Securities Exchange Act of 1934. It is considered penny stock because it is not listed on a national exchange or NASDAQ and its bid price is below $5.00 per share. As a result, broker-dealers must comply with additional sales practices requirements. Broker-dealers must determine that the investment is suitable for the buyer and receive the buyer’s written agreement to the transaction before they can sell the Company’s common stock to buyers who are not the broker-dealer’s established customers or institutional accredited investors. In addition, broker-dealers must deliver to the buyer before the transaction a disclosure schedule which explains the penny stock market and its risks, discloses the commissions to be paid to the broker-dealer, discloses the stock’s bid and offer quotations, and discloses if the broker-dealer is the sole market maker in the stock. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of the Company’s common stock and may cause a decline in the market value of the common stock.

The public trading market for the Company’s common stock is limited and may not be developed or sustained.

There is a limited trading market for the Company’s common stock. The common stock has been traded under the symbol “MDTV” on the Over-The-Counter Bulletin Board, a NASDAQ-sponsored and operated inter-dealer automated quotation system for equity securities. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

If the Company fails to comply with requirements relating to internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, its business could be harmed and its stock price could decline.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal controls over financial reporting annually. The rules governing the standards that must be met for management to assess its internal controls over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of its internal controls in order to meet the detailed standards under these rules. Although the Company has evaluated its internal controls over financial reporting as effective as of September 30, 2008, it may encounter unanticipated delays or problems in assessing its internal controls as effective or in completing assessments by required dates. In addition, the Company cannot assure that its independent registered public accountants will attest the internal controls as effective in future fiscal years. If the Company cannot assess its internal controls as effective, investor confidence and share value may be negatively impacted.

Item 1B.	Unresolved Staff Comments

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.	Properties

Our headquarters are outside New York City in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center and subscription management system. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $22,425, expiring July 31, 2010. We believe that this space is adequate to suit our needs for the foreseeable future.

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through September 30, 2011 at a monthly cost of $4,291 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for office and warehouse space in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012 at a monthly cost of $2,385 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida area.

In addition, we carry a short term lease for office/warehouse space in Rockville, Maryland, outside Washington, DC.  The Company is currently exploring options for a larger space.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2006	$0.88	$0.57
March 31, 2007	$0.97	$0.70
June 30, 2007	$1.02	$0.76
September 30, 2007	$0.89	$0.74
December 31, 2007	$0.80	$0.34
March 31, 2008	$0.58	$0.30
June 30, 2008	$0.48	$0.35
September 30, 2008	$0.41	$0.30

 Holders

On December 22, 2008, the closing price for the Company’s common stock on the OTC Bulletin Board was $0.17 per share. As of December 22, 2008, the Company had 137 holders of record of its shares of common stock, with an approximate total of 1,000 shareholders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2008)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,004,444 shares(1)	$0.94	888,238
Equity compensation plans not approved by security holders	0	0	0

(1)
The 2001 Stock Option Plan was approved by the stockholders on May 10, 2001, see Note 5 to Consolidated Financial Statements, contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 shares of common.

Recent Sales of Unregistered Securities

On September 11, 2006, MDU Communications International, Inc., and its wholly owned subsidiary MDU Communications (USA) Inc., entered into a Loan and Security Agreement and ancillary Transaction Documents with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year Credit Facility. In connection therewith, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company’s common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company’s common stock at an exercise price of $0.82 per share, and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s common stock at an exercise price of $0.82 per share. For the term of the warrants, they are subject to a Registration Rights Agreement that provides for “demand” registration within one hundred thirty five days of demand and a four (4%) percent penalty if not effective within that time period. Thereafter, the penalty accrues at two (2%) percent per thirty days until effective registration or one year, whichever is earlier.

In connection with a Amended and Restated Loan and Security Agreement executed on June 30, 2008 to the Loan and Security Agreement discussed above, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share and issued to Full Circle Funding, LP a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share. The warrants are subject to the Registration Rights Agreement discussed above.

The above warrants were issued pursuant to exemption from registration found in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as the above-mentioned entities are “accredited investors” as such term is defined in Rule 501 of said Regulation D. Through the date of this filing, there has not been a “demand” for registration and these warrants have not been exercised and, therefore, there are no proceeds.

Purchases of Equity Securities by the Issuer

None.

Item 6.	Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RECENT DEVELOPMENTS

For the fiscal year ended September 30, 2008, the Company recognized revenue of $23,650,725, a 42% increase over the prior fiscal year.  The Company’s average revenue per unit (“ARPU”) across all billable subscriber types was $29.55 at fiscal year end, a 13% increase over the ARPU of $26.17 realized at the end of fiscal 2007. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

More importantly, the Company generated positive EBITDA (as adjusted, and as defined below) of $4,334,927 for the fiscal year ended September 30, 2008 as compared to $250,234 for the prior fiscal year ended September 30, 2007 and negative EBITDA of $(1,447,923) in fiscal 2006. Adjusted for the gain on sale of subscribers during the fourth quarter (mentioned below), the Company would still have reported EBITDA (as adjusted) of $2,474,334 for the fiscal year ending September 30, 2008.

For the past three quarters, the Company developed and has been implementing a comprehensive plan to upgrade its properties and current DIRECTV HDTV subscribers to the newly launched MFH-2 platform and expanded line-up of DIRECTV HDTV services. HDTV customers across the United States have more than doubled over the past year and this growth is expected to continue.  On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive an upgrade subsidy when it completes a HDTV system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. During the fiscal year ended September 30, 2008, the Company upgraded 17,702 units in 88 properties to the new DIRECTV HDTV platform and had 14,284 units in 77 properties that were work in progress at September 30, 2008, which have now been completed.  The Company estimates that its capital expenditures for these property upgrades completed in fiscal 2008 were $1.7 million and anticipates that this capital investment generated approximately $1.5 million in additional revenue in fiscal 2008 and will result in approximately $8.2 million in additional revenue over the next three to five years, not including revenue from anticipated increases in penetration rates.

During the fourth fiscal quarter, the Company completed negotiations with DIRECTV for a second round of financial support for property and subscriber HDTV upgrades. Under the terms of this new letter agreement, DIRECTV will provide assistance for the upgrade of an additional 55,000 units within the Company’s portfolio of properties.  The Company is attempting to take full advantage of this time-sensitive subsidy.  By the end of the first fiscal quarter of 2009, the Company expects that it will have an additional 30,000 units in approximately 140 properties upgraded or in the process of upgrade. Once completed, the Company will implement the second phase of its second round property upgrade program targeting an additional 25,500 units in approximately 180 properties planned for completion in the second and third fiscal quarters of 2009.  These upgrades are resulting in access agreement extensions and renewals, increased penetration rates, increased sale of advanced services and an increase in the Company’s DIRECTV subscriber residual, all of which positively impact the Company’s financial results.

These property upgrades to the new DIRECTV HDTV platform are essential as subscribers and property owners demand state-of-the-art technology and want access to DIRECTV’s unparalleled comprehensive offering of HDTV programming and services. DIRECTV currently offers over 130 (moving to 150) HDTV national programming channels and has HDTV local programming in more than 94% of all U.S. markets. The continued launch and advertising campaign for this new DIRECTV HDTV programming and associated services will continue to provide incremental revenue and improved penetration rates within Company properties. Due mainly to the new HDTV platform and recent price increases, DIRECTV reported an ARPU increase of 6.31% during its third quarter of 2008 to $83.59 per subscriber.

During fiscal 2008 the Company invested approximately $5.6 million in capital in its properties, inclusive of the estimated $1.7 million in capital for completed upgrades during the year. Net of this upgrade capital, the Company invested $3.9 million, a 65% reduction compared to capital expenditures of $11.3 million invested in fiscal 2007.  In addition, the Company reduced its subscriber acquisition capital costs during the year and significantly improved its ability to fund subscriber growth from cash flow, thus becoming less reliant on its Credit Facility.  The Company expects this trend to continue in fiscal 2009.

At the end of the fourth quarter the Company entered into an asset purchase agreement with CSC Holdings, Inc. On September 30, 2008, 1,686 video subscribers were transferred for proceeds of $2,529,000, on November 5, 2008, 1,803 subscribers were transferred for proceeds of $2,705,500, and on December 17, 2008, 2,064 subscribers were transferred for proceeds of $3,096,000.  The number of subscribers sold was/is contingent on many outside factors including, but not limited to, termination agreements.  At each closing, 40% of the proceeds was held in escrow for seventy days. Additional closings may take place, however, the Company makes no representation as to the likelihood that such closings will occur, when or in what amounts. The Company did provide Internet services to a few of these properties, however, it elected to exclude this equipment from the asset sale and will redeploy it to other properties in fiscal 2009.

The gain on sale of subscribers to CSC Holdings in the fourth quarter and the improvements in operating cash flow and EBITDA (as adjusted), combined with lower capital expenditures, reduced the Company’s Credit Facility borrowing in the quarter.  As of September 30, 2008, the Company had utilized $15,840,367 of its Credit Facility (net of proceeds held in escrow from the September 30, 2008 asset sale closing to be applied to reduce the Credit Facility) as compared to $17,539,980 on June 30, 2008.  The Company expects that the outstanding amount on its $30 million long-term and non-amortizing Credit Facility will reduce to approximately $10 million following the full receipt of proceeds from these asset sales.

The Company plans to seek out and review synergistic asset acquisitions that would expand its subscriber base in fiscal 2009 and believes that many small private cable and other operators will continue to struggle during this economic downturn, if they are not properly capitalized, and will seek an exit strategy. Several opportunities are being evaluated by Company management; however, the Company is being cautious with respect to its use of capital for acquisitions in this economic environment.

Regarding its Voice over Internet (“VoIP”) service, the Company recently deployed this service to certain of its properties in a ‘soft’ launch, with a more expanded launch in the latter part of the first and second fiscal quarters of 2009. To facilitate the bundling of its video, broadband and VoIP services, the Company is developing plans to ‘bundle’ its services onto a single billing platform.  The Company is in discussions with DIRECTV for such billing integration.

The Company planned for, and expected, slower subscriber growth in fiscal 2008 due to (i) its significant commitment, both in human and financial resources, to upgrade its current properties to the new DIRECTV HDTV programming platform, (ii) its plan to convert its current properties from low margin private cable services to higher ARPU DIRECTV bulk services, (iii) a focus on improving its financial returns from previous capital investment in its portfolio of properties, and (iv) the sale of a certain number of subscribers to CSC Holdings.  Net of the sale of subscribers and subscribers deactivated in certain under-performing low margin Internet and bulk Private Cable properties, the Company added 1,209 net new subscribers during fiscal 2008 to end the fiscal year with 65,552 subscribers. The Company expects to increase its rate of subscriber growth later in fiscal 2009 as its HDTV property upgrade program approaches completion.  A breakdown of the Company’s subscriber base as of September 30, 2008 is as follows:

Service Type	Subscribers as of Sept. 30, 2007	Subscribers as of Dec. 31, 2007	Subscribers as of Mar. 31, 2008	Subscribers as of June 30, 2008	Subscribers as of Sept. 30, 2008
Bulk DTH -DIRECTV	14,196	14,808	15,016	15,249	15,382
DTH -DIRECTV Choice/Exclusive	10,034	10,650	11,269	11,547	10,790
Bulk Private Cable	20,912	20,564	20,084	20,179	17,194
Private Cable Choice or Exclusive	2,684	3,211	3,369	2,270	1,952
Bulk BCA -DIRECTV	7,573	7,921	8,527	8,687	10,337
Bulk ISP	5,403	5,863	6,173	6,394	5,911
ISP Choice or Exclusive	3,541	3,875	4,041	3,784	3,956
Voice	—	73	39	32	30
Total Subscribers	64,343	66,965	68,518	68,142	65,552

As of September 30, 2008, the Company had 16 properties and 6,981 units in work-in-progress (“WIP”). Of the current WIP, 4,361 units are in new construction properties and 2,620 units are in existing conversion properties. The Company defines its WIP as the number of units in properties where construction has begun on a signed access agreement property through the conclusion of a phase-in schedule or a marketing campaign, at which time the property exits WIP. WIP is not reduced by the number of units turned billable during any given quarter. As of September 30, 2008, the Company had 1,243 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters.

The Company continues to concentrate its subscriber growth efforts on bulk and exclusive type service deployments. Bulk contracts (both video, Internet or an increasingly popular bundle of the two services) provide guaranteed long-term revenue streams that support regional operations, which in turn, drive future subscriber growth. The Company’s emphasis on developing this market segment has resulted in a 18% increase in combined Bulk DTH and Bulk Choice Advantage (BCA) subscriber growth and a 10% increase in combined Bulk and Choice/Exclusive broadband ISP subscriber growth over the past fiscal year. The Company will continue to focus on bulk deployments in fiscal 2009. Property owners seeking choice or non-exclusive competitive services are generally being provided proposals that include the owner paying for all or part of the system installation. The Company believes that this strategy serves two important purposes, first, it funds certain capital costs, and second, it provides owners with an incentive to support the Company’s marketing efforts in the properties as the owners may receive a share of the earned revenue. Collectively, this emphasis on service types should positively impact ARPU, EBITDA (as adjusted), subscriber growth and the Company’s subscriber penetration rates, while maintaining or reducing its subscriber acquisition capital costs.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry, frequently use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debt and inventory reserve. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the years ended September 30,
	2008	2007	2006
EBITDA (as adjusted)	$4,334,927	$250,234	$(1,447,923)
Interest expense	(1,834,667)	(863,206)	(18,141)
Deferred finance costs and debt discount amortization (interest expense)	(322,968)	(195,873)	(7,415)
Provision for doubtful accounts	(133,486)	(191,989)	(107,044)
Provision for inventory reserve	—	—	(57,977)
Depreciation and amortization	(6,578,842)	(5,384,562)	(4,391,640)
Share-based compensation expense - employees	(304,732)	(822,525)	(1,048,856)
Compensation expense for issuance of common stock through employee stock purchase plan	(19,327)	(19,808)	(50,290)
Compensation expense for issuance of common stock for employee bonuses	(39,357)	(37,240)	(99,833)
Compensation expense for issuance of common stock for employee services	(8,640)	(33,945)	(83,634)
Compensation expense accrued to be settled through the issuance of common stock	(208,585)	(73,120)	(299,907)
Compensation expense through the issuance of restricted common stock for services rendered	(70,206)	(73,500)	—
Share-based compensation expense - nonemployees	(13,500)	(63,125)	(398,394)
Net loss	$(5,199,383)	$(7,508,659)	$(8,011,054)

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	For the year ended September 30, 2008		For the year ended September 30, 2007		Change ($)	Change (%)
REVENUE	$23,650,725	100%	$16,658,392	100%	$6,992,333	42%
Direct costs	10,076,041	43%	7,266,595	44%	2,809,446	39%
Sales expenses	1,266,694	5%	1,296,570	7%	(29,876)	-2%
Customer service and operating expenses	5,940,525	25%	4,784,931	29%	1,155,594	24%
General and administrative expenses	4,692,763	20%	4,292,991	26%	399,772	9%
Depreciation and amortization	6,578,842	28%	5,384,562	32%	1,194,280	22%
OPERATING LOSS	(4,904,140)	-21%	(6,367,257)	-38%	1,463,117	-23%
Total other expense	(295,243)	-1%	(1,141,402)	-7%	846,159	-74%
NET LOSS	$(5,199,383)	-22%	$(7,508,659)	-45%	$2,309,276	-31%

Net Loss.     Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2008 and 2007 of $7,699,643 and $6,895,687, respectively, we reported a net loss of $5,199,383 for the year ended September 30, 2008, compared to a net loss of $7,508,659 for the year ended September 30, 2007.

Revenues.    Revenue for the year ended September 30, 2008 increased 42% to $23,650,725, compared to revenue of $16,658,392 for the year ended September 30, 2007. The revenue increase is directly attributable to the (i) full year of revenue derived from the Multiband subscriber acquisition, (ii) product shift to subscribers that produce higher recurring revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) 145% increase in installation, wiring and other revenue due mainly to the DIRECTV HDTV upgrade subsidy that occurred in fiscal 2008. As discussed above, and as a result of the continuation of the DIRECTV upgrade subsidy into fiscal 2009, and despite the sale of subscribers and resulting loss of revenue, we expect revenue to remain constant into fiscal 2009. Revenue for the years ended September 30, 2008 and 2007 was derived, as a percent, from the following sources:

	For the year ended September 30, 2008		For the year ended September 30, 2007
Private cable programming revenue	$4,862,851	20%	$3,878,558	23%
DTH programming revenue and subsidy	13,048,076	55%	9,471,586	57%
Internet access fees	2,740,902	12%	2,084,989	13%
Installation fees, wiring and other revenue	2,998,896	13%	1,223,259	7%
Total revenue	$23,650,725	100%	$16,658,392	100%

The increase in the DTH programming revenue and subsidy is the result of the Company continuing to emphasize the conversion of low average revenue Private Cable subscribers to DIRECTV service subscribers. During the year ended September 30, 2008, approximately 1,500 subscribers were converted from Private Cable to DIRECTV services. This emphasis is expected to continue in fiscal 2009.

Direct Costs.    Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $10,076,041 for the year ended September 30, 2008, as compared to $7,266,595 for the year ended September 30, 2007, primarily as a result of the increase in the number of subscribers over the twelve months as a whole from the prior period and the impact of recognizing a full year of programming costs derived from the mostly Private Cable Multiband subscriber acquisition in July 2007. While we expect a proportionate increase in direct costs as our subscriber growth continues, direct costs are linked to the type of subscribers we add and Choice and Exclusive DTH DIRECTV subscribers, which we are attempting to increase, have no associated programming cost. Direct costs should continue to decrease as a percent of revenue in fiscal 2009.

Sales Expenses.  Sales expenses decreased slightly to $1,266,694 compared to $1,296,570 for the years ended September 30, 2008 and 2007, respectively, inclusive of noncash charges in fiscal 2008 of $12,240, nil in fiscal 2007, a 2% reduction in expense as a percent of revenue. Although new marketing initiatives to increase our subscriber base and advertise advanced services are continuing, we expect a decrease in sales expense as a percent of revenue to continue in fiscal 2009.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $5,940,525 and $4,784,931 for the years ended September 30, 2008 and 2007, respectively, inclusive of noncash charges of $4,278 and $61,446, respectively, a 4% decrease as a percent of revenue. These expenses are expected to increase in dollars in fiscal 2009 primarily as the result of (i) the launch of new DIRECTV HDTV services in existing and new properties, (ii) an increase in our customer service quality levels, and (iii) positioning the Company to expand its services to a larger subscriber base in the future. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2009. A breakdown of customer service and operating expenses is as follows:

	Year ended September 30, 2008		Year ended September 30, 2007
Call center expenses	$1,695,709	28%	$1,601,111	33%
General operation expenses	1,920,822	32%	1,461,249	31%
Property system maintenance expenses	2,323,994	40%	1,722,571	36%
Totals	$5,940,525	100%	$4,784,931	100%

The increase in property system maintenance expense was due mainly to (i) significant maintenance work on the approximately 180 properties acquired from Multiband at the end of fiscal 2007, and (ii) a general increase in service quality levels.

General and Administrative Expenses. General and administrative expenses increased slightly to $4,692,763 from $4,292,991 for the years ended September 30, 2008 and 2007, respectively, with total noncash charges included of $781,315 and $1,253,806, respectively, described below:

	Years ended September 30,
	2008	2007
Total general and administrative expense	$4,692,763	$4,292,991

Noncash charges:
Share based compensation - nonemployees	13,500	63,125
Share based compensation – employees (1)	304,732	822,525
Compensation expense through the issuance of restricted common stock for services rendered	70,206	73,500
Excess discount for the issuance of stock under stock purchase plan	19,327	19,808
Issuance of common stock for bonuses	36,064	11,973
Provision for compensation expense settled through the issuance of common stock	204,000	70,886
Bad debt provision	133,486	191,989
Total noncash charges	781,315	1,253,806
Total general and administrative expense net of noncash charges	$3,911,448	$3,039,185
Percent of revenue	17%	18%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the years ended September 30, 2008 and 2007, amortized over the requisite vesting period, of $304,732 and $822,525, respectively. The total stock-based compensation expense not yet recognized and expected to vest over the next twenty months is approximately $110,000.

Excluding the $781,315 and $1,253,806 in noncash charges from the years ended September 30, 2008 and 2007, respectively, general and administrative expenses were $3,911,448 (17% of revenue) compared to $3,039,185 (18% of revenue). Although we anticipate general and administrative expenses to increase in dollars, we expect these expenses to decrease as a percent of revenue in fiscal 2009.

Other Noncash Charges.   Depreciation and amortization expenses increased from $5,384,562 during the fiscal year ended September 30, 2007 to $6,578,842 during the fiscal year ended September 30, 2008.  The increase in depreciation and amortization is associated with additional equipment being deployed and other intangible assets that were acquired over the prior period.  Interest expense included noncash charges of $322,968 for the amortization of deferred finance costs and debt discount.

Other Income, Net. On September 30, 2008, we sold 1,686 subscribers to CSC Holdings, Inc. for $2,529,000. The total gain on the sale of customers and the related property and equipment was $1,860,593. During the year ended September 30, 2008, interest expense significantly increased to $2,157,635, due mainly to an additional $971,461 in interest expense related to the Credit Facility.

On May 31, 2007, we sold 163 subscribers to the Continental Group Inc. for $80,715. The total gain on the sale of the customers and the related property and equipment was $14,245. Additionally, on September 1, 2007, a property acquired from another service provider containing 536 subscribers terminated their contract prior to expiration pursuant to a certain provision of Florida condominium law resulting in a loss of $124,297. During the year ended September 30, 2007, interest expense increased to $1,059,079 due mainly to $837,917 in interest expenses related to the Credit Facility.

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

Revenues.    Revenue for the year ended September 30, 2007 increased 25% to $16,658,392 compared to revenue of $13,366,205 for the year ended September 30, 2006. The revenue increase was directly attributable to the (i) 38% increase in the number of subscribers between the two periods, including approximately $355,000 in revenue derived from the new Multiband subscribers, (ii) product shift to subscribers that produce higher recurring revenue streams, (iii) increase in the number of subscribers to Internet services, and (iv) 39% increase in installation revenue. Revenue for the years ended September 30, 2007 and 2006 was derived, as a percent, from the following sources:

	For the year ended September 30, 2007		For the year ended September 30, 2006
Private cable programming revenue	$3,878,558	23%	$3,825,983	29%
DTH programming revenue and subsidy	9,471,586	57%	7,150,658	53%
Internet access fees	2,084,989	13%	1,508,117	11%
Installation fees, wiring and other revenue	1,223,259	7%	881,447	7%
Total revenue	$16,658,392	100%	$13,366,205	100%

The shift between the revenue streams is the result of the Company continuing to emphasize the conversion of low average revenue Private Cable subscribers to DIRECTV service subscribers. During the year ended September 30, 2007, approximately 2,000 subscribers were converted from Private Cable to DIRECTV services.

Direct Costs.    Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $7,266,595 for the year ended September 30, 2007, as compared to $5,307,770 for the year ended September 30, 2006, primarily as a result of the increase in the number of subscribers over the twelve months as a whole from the prior period.

Sales Expenses.  Sales expenses were $1,296,570 and $1,629,228 for the years ended September 30, 2007 and 2006, respectively, a 4% reduction in expense as a percent of revenue. The decrease in sales expenses primarily resulted from the elimination of one time charges from previous regional expansion and the transfer of certain personnel into operational roles during fiscal 2006.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,784,931 and $4,762,336 for the years ended September 30, 2007 and 2006, respectively, inclusive of noncash charges of $61,446 and $46,229, respectively, a 7% decrease as a percent of revenue. Certain personnel and expense reduction initiatives were implemented to achieve positive EBITDA (as adjusted). These expenses remained comparable to the same period ended September 30, 2006. A breakdown of customer service and operating expenses is as follows:

	Year ended September 30, 2007		Year ended September 30, 2006
Call center expenses	$1,601,111	33%	$1,718,168	36%
General operation expenses	1,461,249	31%	1,388,743	29%
Property system maintenance expenses	1,722,571	36%	1,655,425	35%
Total customer service and operating expense	$4,784,931	100%	$4,762,336	100%

General and Administrative Expenses. General and administrative expenses decreased to $4,292,991 from $5,389,638 for the years ended September 30, 2007 and 2006, respectively, inclusive of total noncash charges of $1,253,806 and $2,099,706, described below:

	Years ended September 30,
	2007	2006
Total general and administrative expense	$4,292,991	$5,389,638

Noncash charges:
Share based compensation – nonemployees (1)	63,125	398,394
Share based compensation – employees (1)	822,525	1,048,856
Compensation expense through the issuance of restricted common stock for services rendered	73,500	—
Excess discount for the issuance of stock under employee stock purchase plan	19,808	50,290
Issuance of common stock for bonuses	11,973	99,833
Issuance of common stock for wages	—	83,634
Provision for compensation expense settled through the issuance of common stock	70,886	253,678
Bad debt provision	191,989	107,044
Inventory reserve provision	—	57,977
Total noncash charges	1,253,806	2,099,706
Total general and administrative expense, net of noncash charges	$3,039,185	$3,289,932
General and administrative expense, net of noncash charges, as a percent of revenue	18%	25%

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

Other Income, Net. On May 31, 2007, the Company sold 163 subscribers to the Continental Group Inc. for $80,715. The total gain on the sale of the customers and the related property and equipment was $14,245. Additionally, on September 1, 2007, a property acquired from another service provider containing 536 subscribers terminated their contract prior to expiration pursuant to a certain provision of Florida condominium law resulting in a loss of $124,297. The Company did not sell any subscribers in fiscal 2006. During the year ended September 30, 2007, interest income was $27,729 and interest expense increased to $1,059,079, due mainly to $837,917 in interest expense related to the Credit Facility. Interest expense for the year ended September 30, 2006 was $25,556.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2008, 2007 and 2006, we recorded a net loss of $5,199,383, $7,508,659, and $8,011,054, respectively. We had negative cash flows from operating activities of $688,434, $567,402, and $1,992,912 during the years ended September 30, 2008, 2007 and 2006, respectively. However, the cause for negative cash flow from operating activities for the year ended September 30, 2008 was primarily a result of the increase in receivables due to $1,011,600 being held in escrow resulting from the sale of subscribers and related property and equipment to CSC Holdings, Inc. on September 30, 2008. At September 30, 2008, we had an accumulated deficit of $51,664,395.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year Credit Facility to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a long-term funding solution to the Company’s subscriber growth capital requirements. The $20 million Credit Facility (subject to a borrowing base) is a non-amortizing five-year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings, despite the availability of more capital through an increasing borrowing base. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to the $20 million Credit Facility. The senior secured Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement.

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

The Credit Facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Credit Facility contains covenants limiting the Company’s ability to, without the prior written consent of FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

Regarding the sale transactions with CSC Holdings, FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP provided their written consent.  The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of September 30, 2008, the Company had drawn into the fourth increment and has borrowed a total of $16,851,967 under the Credit Facility, which is due on June 30, 2013. The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through September 30, 2009.

Cash Position.    At September 30, 2008, 2007 and 2006 we had cash and cash equivalents of $60,634, $767,296, and $3,238,939, respectively. As of September 30, 2008, we have adequate financial resources from our cash position and from the $30 million Credit Facility to fund operations.

Operating Activities.     Our operations used net cash of $688,434, $567,402, and $1,992,912 for the years ended September 30, 2008, 2007 and 2006, respectively. Net cash used from operating activities included a decrease of $400,286, an increase of $819,314, and a decrease of $122,878 in our accounts payable and other accrued liabilities during the years ended September 30, 2008, 2007 and 2006, respectively.  Additionally, during the years ended September 30, 2008, 2007 and 2006 the net increase in accounts receivable was $880,089, $931,044, and $186,825, respectively.  The increase in accounts and other receivables for the year ended September 30, 2008 was primarily the result of $1,011,600 being held in escrow from the sale of subscribers and related property and equipment to CSC Holdings, Inc. on September 30, 2008. Our net losses of $5,199,383, $7,508,659, and $8,011,054 for the years ended September 30, 2008, 2007 and 2006, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and other non-cash charges associated with stock options and warrants of $7,699,643, $6,895,687, and $6,537,575 for the same periods.

Investing Activities.   During the year ended September 30, 2008, we purchased $5,310,235 of equipment, installed, relating to subscriber additions and paid $267,181 for the acquisition of other intangible assets. Additionally, we received proceeds of $2,529,000 (net of the $1,011,600 escrowed receivable being held for seventy days) for the sale of customers and telecommunications equipment.

During the year ended September 30, 2007, we purchased $8,053,457 of equipment, installed, relating to subscriber additions and paid $3,276,742 for the acquisition of other intangible assets. Additionally, we received proceeds of $80,715 for the sale of customers and telecommunications equipment.

During the year ended September 30, 2006, we purchased $7,549,353 of equipment, installed, relating to subscriber additions and paid $42,864 for the acquisition of other intangible assets. No assets were sold in fiscal 2006.

Financing Activities.  During the year ended September 30, 2008, we used $51,719 for the repayment of certain notes payable and $81,039 for capital lease obligations.  Equity financing activity provided $18,422 from 45,134 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, we incurred $265,000 in deferred finance costs and borrowed $3,409,524 through the Credit Facility.

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

During the year ended September 30, 2006, we used $68,915 for capital lease obligations and $45,459 for the repayment of certain notes payable and entered into a capital lease agreement in the amount of $166,533. Regarding equity financing activities, we (i) issued 350,000 shares of common stock upon the exercise of warrants to purchase common shares, which resulted in net proceeds to the Company of $87,500, (ii) received $41,718 in proceeds which resulted in the issuance of 35,958 shares of common stock through the Employee Stock Purchase Plan, (iii) issued 50,136 shares of common stock upon the exercise of options, which resulted in net proceeds of $16,544, (iv) entered into the $20 million Credit Facility and borrowed $3,879,569 from the Credit Facility, and (v) incurred $444,910 in deferred finance costs.

Working Capital.   As of September 30, 2008 and 2007, we had positive working capital of $193,091 and negative working capital of $287,192, respectively. The Credit Facility provided $3,409,524 and $9,562,874 in proceeds towards working capital for the years ended September 30, 2008 and 2007, respectively. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s growth through at least September 30, 2009.

Capital Commitments and Contingencies.    We have access agreements with the owners of MDU properties to supply our satellite television and Internet systems and services to the residents of those properties. However, we have no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Capital Requirements.     We believe that we have sufficient resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the Credit Facility become unavailable to us, there is no guarantee that we will be able to sustain an increasing rate of growth.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITTMENTS

As of September 30, 2008, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Capital lease (equipment)	$12,431	$12,431	$-	$-
Operating leases	699,104	355,311	310,278	33,515
Notes payable	50,290	50,290	-	-
Credit line borrowing	16,851,967	-	-	16,851,967
Total contractual obligations	$17,613,792	$418,032	$310,278	$16,885,482

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

Revenue recognition with respect to initial service or connection:

On June 5, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “New Agreement"). The New Agreement became effective June 1, 2007 and replaced the agreement dated September 29, 2003, which was already in its first renewal period. The New Agreement resulted in an increase in the amount of "residual" fees the Company receives from DIRECTV. The Company is paid these fees monthly by DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's MDU properties. The new "residual" rate applies to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased. The method of determining the recurring monthly residual fees will remain unchanged, however, the new higher rate, by approximately 30%, will be applied in the estimation of the recurring monthly residual fees.

Under the New Agreement, the Company will continue to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee is paid on a gross activation basis in the Company's choice and exclusive properties and on a one-time basis in the Company's bulk properties, as was previously the case under the terms of the Company's previous agreement with DIRECTV. The "activation fee" paid is slightly lower than that previously paid to the Company for subscribers located in the Company's choice and exclusive properties, however, it remains the same amount as that previously paid to the Company for subscribers in the Company's bulk properties. The method of calculating the activation fees and the treatment of these fees remains the same as prior to the New Agreement, however, the new rates as stated in the New Agreement are being applied.

The New Agreement calls for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA Analog Commission is subject to the annual commitment or “charge back” provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The New Agreement also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the Analog Commission, the payment of the Individual Subscriber PPC by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, under the new Agreement there is a change in the equipment discount effective October 1, 2007. Equipment discounts for set-top receivers are no longer dependent on subscriber type. Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the equipment discount. Therefore, equipment discounts previously accounted for as deferred revenue for prepaid commission received for the set-top receivers and recognized as revenue over seven years, in conjunction with the depreciation expense, are being accounted for as a reduction of cost of sales in accordance with EITF 06-1 as of October 1, 2007.

Additionally, on December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a HDTV system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allows the Company to continue to receive the upgrade subsidy from DIRECTV, under similar terms, through July 2009.

Deferred Revenue:

The Company’s line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, and (ii) the commission that DIRECTV pays the Company for obtaining subscribers with an annual commitment. The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain DBS and BCA customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

In periods prior to October 1, 2007, the equipment discounts received for the set-top receivers associated with subscribers in (ii), above, and due to the fact that the Company depreciated this equipment over seven years, the discounts received for the receivers were recognized over the seven years. The portion that was not recognized within twelve months (current) is set forth in the long term portion of the deferred revenue. However, as previously discussed, the Company entered into a New Agreement with DIRECTV on June 1, 2007 and under the new Agreement there was a change in the equipment discount. Equipment discounts for set-top receivers are no longer dependent on subscriber type. Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the equipment discount. Therefore, equipment discounts previously accounted for as deferred revenue for prepaid commission received for the set-top receivers and recognized as revenue over seven years, in conjunction with the depreciation expense, are being accounted for as a reduction of cost of sales in accordance with EITF 06-1 as of October 1, 2007.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments, valuation of deferred tax assets and potentially impaired long-lived assets. Actual results could differ from those estimates.

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

The Company was required to adopt the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the years ended September 30, 2006, 2007 and 2008 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

In accordance with SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received by us were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date pursuant to the guidance in the consensus reached for EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date the performance by the other party is complete) and capitalized or expensed as if we had paid cash for the goods or services. For purposes of determining the historical and pro forma fair values of options and warrants using the Black-Scholes option pricing model, we used the following assumptions in the year ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	25%	53%	52%
Risk-free interest rate	4.43%	4.63%	4.72%
Expected years of option life	1 to 4.1	1 to 5	1 to 5
Expected dividends	0%	0%	0%

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

Valuation of deferred tax assets:

We regularly evaluate our ability to recover the reported amount of our deferred income tax assets considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, we offset our net deferred tax assets by an equivalent valuation allowance as of September 30, 2008 and 2007.

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

Reporting segments:

Statement of Financial Accounting Standards No. 131, Disclosures about segments of an enterprise and related information (“SFAS No. 131”), which superseded Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public entities report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

The Company operates in one reported operating segment - communication services to the residential MDU industry. Within communication services there are three main communication products, (i) DBS digital satellite television programming, (ii) Private Cable television programming, and (iii) high-speed Internet services, all of which are provided and maintained through four Company regional offices. Performance of the Company, and its three main products, is evaluated by the Company's Chief Executive Officer based on total Company results. There are no segment or product managers. All of the products (in all geographic regions) are sold to common customers in multi-dwelling unit properties, are delivered over common wiring schemes and common equipment, by common technicians and installers trained in all three products, are thereafter maintained and serviced during common service visits, customers are billed for products on a common invoice and customer issues are handled through a common call center.

Therefore, the Company maintains that because its products are evaluated with common financial information by a common decision maker, SFAS 131 has no effect on its financial statements as all of the Company's operations are in one primary industry segment.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 1, 2007, we adopted the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (i) the error quantified as the amount by which the current year income statement was misstated (rollover method) or (ii) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. The adoption of this pronouncement did not have any material effects on our consolidated financial position, results of operations, or cash flows.

On October 1, 2007, we adopted Emerging Issues Task Force (“EITF”), Issue EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (“EITF No. 06-1”), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues.  Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the consideration provided. For the fiscal year ended September 30, 2008, there was no material impact on our consolidated results of operations, but the adoption of EITF No. 06-1 did effect how certain considerations are no longer accounted for as deferred revenue in our consolidated balance sheets.

On October 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 had no material impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the effect SFAS 159 may have, if any, on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and GAAP. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the effect of FAS No. 142-3 on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2008, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Off Balance Sheet Arrangements:

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2008 and 2007, and their results of operations and cash flows for each of the years in the three year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended September 30, 2006.

/s/ J. H. Cohn LLP
Roseland, New Jersey December 23, 2008

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,634	$767,296
Accounts and other receivables - net of an allowance of $394,960 and $167,674 (Note 3)	3,102,850	2,381,234
Prepaid expenses and deposits	541,612	521,811
TOTAL CURRENT ASSETS	3,705,096	3,670,341

Telecommunications equipment inventory	682,818	970,456
Property and equipment, net of accumulated depreciation of $16,682,317 and $12,784,932	21,738,007	22,046,390
Intangible assets, net of accumulated amortization of $5,338,356 and $4,153,493	2,988,557	4,186,809
Deposits, net of current portion	63,037	60,508
Deferred finance costs, net of accumulated amortization of $415,446 and $144,979	508,273	513,740
TOTAL ASSETS	$29,685,788	$31,448,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,583,352	$1,818,594
Other accrued liabilities	1,287,091	1,301,307
Current portion of deferred revenue	578,841	704,618
Current portion of note payable	50,290	51,723
Current portion of capital lease obligations	12,431	81,291
TOTAL CURRENT LIABILITIES	3,512,005	3,957,533

Deferred revenue, net of current portion	379,966	408,640
Credit line borrowing, net of debt discount	16,641,586	13,224,561
Note payable, net of current portion	—	50,286
Capital lease obligations, net of current portion	—	12,179
TOTAL LIABILITIES	20,533,557	17,653,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 52,005,464 and 51,556,989 shares issued and outstanding	52,005	51,556
Additional paid-in capital	60,764,621	60,208,501
Accumulated deficit	(51,664,395)	(46,465,012)
TOTAL STOCKHOLDERS’ EQUITY	9,152,231	13,795,045
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,685,788	$31,448,244

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2008, 2007 and 2006

	Years ended September 30,
	2008	2007	2006

REVENUE	$23,650,725	$16,658,392	$13,366,205

OPERATING EXPENSES
Direct costs	10,076,041	7,266,595	5,307,770
Sales expenses	1,266,694	1,296,570	1,629,228
Customer service and operating expenses	5,940,525	4,784,931	4,762,336
General and administrative expenses	4,692,763	4,292,991	5,389,638
Depreciation and amortization	6,578,842	5,384,562	4,391,640
TOTALS	28,554,865	23,025,649	21,480,612

OPERATING LOSS	(4,904,140)	(6,367,257)	(8,114,407)

Other income (expense)
Gain (loss) on sale of customers and property and equipment	1,860,593	(110,052)	—
Interest income	1,799	27,729	128,909
Interest expense	(2,157,635)	(1,059,079)	(25,556)
NET LOSS	$(5,199,383)	$(7,508,659)	$(8,011,054)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.15)	$(0.16)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,827,948	51,307,618	50,204,409

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2008, 2007 and 2006

	Common stock
	Shares	Amount	Additional paid-in capital	Unearned compensation	Accumulated deficit	Total
Balance, October 1, 2005	49,812,922	$49,815	$57,194,221	$(549,475)	$(30,945,299)	$25,749,262
Effect of adoption of SFAS 123R				549,475		549,475
Issuance of common stock through employee stock purchase plan	162,678	161	175,481			175,642
Issuance of common stock for employee bonuses	86,385	86	99,747			99,833
Issuance of common stock for warrants exercised	350,000	350	87,150			87,500
Issuance of common stock for options exercised	50,136	50	16,494			16,544
Issuance of warrants in connection with revolver credit line			290,000			290,000
Share-based compensation - employees			1,048,856			1,048,856
Share-based compensation - nonemployees			(87,952)			(87,952)
Net loss					(8,011,054)	(8,011,054)
Balance, October 1, 2006	50,462,121	50,462	58,823,997		(38,956,353)	19,918,106
Issuance of common stock through employee stock purchase plan	343,011	343	233,871			234,214
Issuance of common stock for employee bonuses	210,473	210	131,145			131,355
Issuance of restricted common stock for compensation for services to be rendered	140,000	140	113,860			114,000
Issuance of common stock for options exercised, including effects of net share settlements	401,384	401	83,103			83,504
Share-based compensation - employees			822,525			822,525
Net loss					(7,508,659)	(7,508,659)
Balance, October 1, 2007	51,556,989	51,556	60,208,501		(46,465,012)	13,795,045
Issuance of common stock through employee stock purchase plan	69,134	69	46,320			46,389
Issuance of common stock for employee bonuses	232,969	233	82,451			82,684
Issuance of restricted common stock for compensation for services rendered	146,372	147	64,117			64,264
Issuance of warrants in connection with credit line borrowing agreement			45,000			45,000
Share-based compensation - employees			304,732			304,732
Share-based compensation - nonemployees			13,500			13,500
Net loss					(5,199,383)	(5,199,383)
Balance, September 30, 2008	52,005,464	$52,005	$60,764,621	$-	$(51,664,395)	$9,152,231

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2008, 2007 and 2006

	Years ended September 30,
	2008	2007	2006
OPERATING ACTIVITIES
Net loss	$(5,199,383)	$(7,508,659)	$(8,011,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	133,486	191,989	107,044
Inventory provision	—	—	57,977
Depreciation and amortization	6,578,842	5,384,562	4,391,640
Share-based compensation expense - employees	304,732	822,525	1,048,856
Share-based compensation expense - nonemployees	13,500	63,125	398,394
Charge to interest expense for amortization of deferred finance costs and debt discount	322,968	195,873	—
Compensation expense for issuance of common stock through employee stock purchase plan	19,327	19,808	50,290
Compensation expense for issuance of common stock for employee bonuses	39,357	37,240	99,833
Compensation expense for issuance of common stock for employee services	8,640	33,945	83,634
Compensation expense for issuance of restricted common stock for compensation	70,206	73,500	299,907
Compensation expense accrued to be settled through the issuance of common stock	208,585	73,120	—
Loss (gain) on sale of customers and property and equipment	(1,860,593)	110,052	—
Write-off of intangible assets	149,427	—	—
Changes in operating assets and liabilities:
Accounts and other receivables (Note 3)	(880,089)	(931,044)	(186,825)
Prepaid expenses and deposits	(42,702)	(217,132)	(124,338)
Accounts payable	(235,242)	687,132	(65,043)
Other accrued liabilities	(165,044)	132,182	(57,835)
Deferred revenue	(154,451)	264,380	(85,392)
Net cash used in operating activities	(688,434)	(567,402)	(1,992,912)
INVESTING ACTIVITIES
Purchase of property and equipment	(5,310,235)	(8,053,457)	(7,549,353)
Proceeds from the sale of customers and property and equipment	2,529,000	80,715	—
Acquisition of intangible assets	(267,181)	(3,276,742)	(42,864)
Net cash used in investing activities	(3,048,416)	(11,249,484)	(7,592,217)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	3,409,524	9,562,874	3,879,569
Deferred financing costs	(265,000)	(200,000)	(444,910)
Payments of notes payable	(51,719)	(48,838)	(45,459)
Proceeds from purchase of common stock through employee stock purchase plan	18,422	21,582	41,718
Proceeds from options exercised	—	83,504	16,544
Proceeds from warrants exercised	—	—	87,500
Payments of capital lease obligations	(81,039)	(73,879)	(68,915)
Net cash provided by financing activities	3,030,188	9,345,243	3,466,047
NET DECREASE IN CASH AND CASH EQUIVALENTS	(706,662)	(2,471,643)	(6,119,082)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	767,296	3,238,939	9,358,021
CASH AND CASH EQUIVALENTS, END OF YEAR	$60,634	$767,296	$3,238,939

	Years ended September 30,
	2008	2007	2006
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 256,258 and 126,720 shares of common stock for accrued compensation	$—	$158,879	$133,924

Issuance of 120,694 and 151,799 shares of common stock for employee bonuses	$43,327	$94,115	$—

Issuance of 18,037 and 45,000 shares of restricted common stock for services rendered	$14,430	$40,500	$—

Issuance of 50,695 shares of restricted common stock for services to be rendered	$20,128	$—	$—

Issuance of warrants in connection with credit line borrowing agreement	$45,000	$—	$290,000

Equipment acquired through capital lease obligations	$—	$—	$166,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$1,943,801	$863,206	$25,556

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

2.                 SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect the significant accounting polices described below:

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

Deferred Financing Costs and Debt Discount

Costs related to obtaining loans are presented as deferred finance costs on the consolidated balance sheets and amortized to interest expense using the straight-line method over the term of the related obligation. Debt discount is offset against the principal balance of the related loan and amortized using the straight-line method over the term of the related loan. As a result of the Amended and Restated Loan and Security Agreement entered into on June 30, 2008, the Company incurred additional deferred financing costs that, as well as all other previously incurred deferred financing costs, will be amortized to interest expense using the straight-line method over the new term.

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

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2008, 2007 and 2006.

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

On June 5, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “New Agreement"). The New Agreement is effective June 1, 2007 replaced an agreement dated September 29, 2003 which was already in its first renewal period. The New Agreement results in an increase in the amount of "residual" fees the Company receives monthly from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's MDU properties. The new "residual" rate will apply to both the Company's existing subscriber base and for all new subscribers the Company adds. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees in determining the total monthly fee paid to the Company by DIRECTV has increased. The method of determining the recurring monthly residual fees will remain unchanged, however, the new higher rate, by approximately 30%, will be applied in the estimation of the recurring monthly residual fees.

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

The New Agreement calls for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the BCA Analog Commission is subject to the annual commitment or “charge back” provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. The New Agreement also offers the “Individual Subscriber PPC” (prepaid programming commission). Contrary to the Analog Commission, the payment of the Individual Subscriber PPC by DIRECTV requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is comprised of two components, commission and equipment discount. The commission portion is recognized over one year in conjunction with the annual commitment. However, under the new Agreement there is a change in the equipment discount effective October 1, 2007. Equipment discounts for set-top receivers are no longer dependent on subscriber type. Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the equipment discount. Therefore, equipment discounts previously accounted for as deferred revenue for prepaid commission received for the set-top receivers and recognized as revenue over seven years, in conjunction with the depreciation expense, are being accounted for as a reduction of cost of sales in accordance with EITF 06-1 as of October 1, 2007.

Additionally, on December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a high definition system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV, with similar terms, that allows the Company to continue to receive from DIRECTV this upgrade subsidy through July 2009.

Deferred Revenue:

The Company’s line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, and (ii) the commission that DIRECTV pays the Company for obtaining subscribers with an annual commitment. The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain direct-to-home customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

In periods prior to October 1, 2007, the equipment discounts received for the set-top receivers associated with subscribers in (ii), above, and due to the fact that the Company depreciated this equipment over seven years, the discounts received for the receivers were recognized over the seven years. The portion that was not recognized within twelve months (current) is set forth in the long- term portion of the deferred revenue. However, as previously discussed, the Company entered into a New Agreement with DIRECTV on June 1, 2007 and under the new Agreement there was a change in the equipment discount. Equipment discounts for set-top receivers are no longer dependent on subscriber type. Set-top receivers subject to equipment discounts were previously accounted for as property and equipment when they were removed from inventory and deployed into a subscriber’s unit. As of October 1, 2007, the equipment is treated as cost of sales once the equipment is deployed. The cost of these set-top receivers is being reduced by the value of the equipment discount. Therefore, equipment discounts previously accounted for as deferred revenue for prepaid commission received for the set-top receivers and recognized as revenue over seven years, in conjunction with the depreciation expense, are being accounted for as a reduction of cost of sales in accordance with EITF 06-1 as of October 1, 2007.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Loss Per Common Share

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the years ended September 30, 2008, 2007 and 2006, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2008, 2007 and 2006, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the years ended September 30,
	2008	2007	2006
Warrants	1,900,000	3,969,567	6,298,885
Options	2,004,440	2,743,340	2,602,072
Potentially dilutive common shares	3,904,444	6,712,907	8,900,957

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2008, 2007 and 2006 and cumulative translation gains and losses as of September 30, 2008, 2007 and 2006 were not material.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, (“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and superseded the previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company adopted the provisions of SFAS 123R effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company used the modified prospective transition method which requires that compensation cost be recorded as earned for new share-based payments and for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The Company’s Consolidated Financial Statements for the years ended September 30, 2008, 2007 and 2006 reflect the impact of the adoption of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Stock-based compensation charges arising from options and warrants issued to non-employees are recorded in accordance with the consensus in Emerging Issues Tasks Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, over the service period. The amount of the compensation is based on the fair value of the option or warrant at the applicable measurement date.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities and notes payable at September 30, 2008 and 2007 are estimated to approximate their carrying values due to the relative liquidity of these instruments.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Accounts receivable from DIRECTV (see Note 7 to the Consolidated Financial Statements) at September 30, 2008 and 2007, represented 53% and 32%, respectively, of total trade accounts receivable. Revenues realized directly from DIRECTV represented 25%, 21%, and 23% of total revenues in the years ended September 30, 2008, 2007 and 2006, respectively. Management believes the Company has an adequate allowance for potential losses from such concentration.

Deferred Tax Valuation Allowance

Deferred taxes arise due to temporary differences in the bases of assets and liabilities and from net operating losses and credit carry forwards. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s statement of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards utilized. Accordingly, realization of deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers historical operating losses, scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Other Recently Issued and Not Yet Effective Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating whether the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company is currently assessing the effect SFAS 159 may have, if any, on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating whether the adoption of SFAS 141(R) will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and GAAP. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2008, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

3.                 ACCOUNTS AND OTHER RECEIVABLES

As of  September 30, 2008 and 2007, accounts receivable, trade, net of allowances were $2,091,250 and $2,381,234, respectively.

As of  September 30, 2008, the allowance for doubtful accounts increased primarily as a result of (i) an acquired property in Florida in dispute with the Company over $70,000 in billing issues, and (ii) the 42% increase in revenue from the previous year resulting in an additional allowance requirement.

Additionally, as of September 30, 2008, there were other receivables in the amount of $1,011,600 for a balance due from CSC Holdings, Inc., being held in escrow, for the sale of subscribers and certain related property and equipment (See Note 8).

4.                 DEBT AND CAPITAL LEASE OBLIGATIONS

Credit Facility

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

The Credit Facility is secured by the assets of the Company. The amount that Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company currently exceeds $27 million. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Credit Facility has a term of five years with interest only payable monthly on the principal outstanding. The original Credit Facility is divided into four $5,000,000 increments with the interest rate per increment declining as principal is drawn from each increment. The first $5,000,000 increment carries an interest rate of prime rate plus 4.1%, the second $5,000,000 at prime plus 3%, the third $5,000,000 at prime plus 2%, and the fourth $5,000,000 at prime plus 1%. The additional $10 million to the Credit Facility is divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company is under no obligation to draw any of the increments.

As of September 30, 2008, the Company had drawn into the fourth increment of the Credit Facility and has borrowed a total of $16,851,967, which is reflected in the accompanying consolidated balance sheet as of September 30, 2008, net of debt discount of $210,381. The outstanding principal is payable on June 30, 2013. As of September 30, 2008, $13,148,033 remains available for borrowing under the Credit Facility subject to covenants described below.

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

In the three months ended September 30, 2008, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in June 2009.

As a result of executing the Amended and Restated Loan and Security Agreement, the Company incurred an additional $15,000 in deferred finance cost that, as well as all other previously incurred deferred finance costs, will be amortized to interest expense using the straight-line method over the new term.

The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company currently exceeds $20 million. To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing twelve (12) month basis or a pro-forma basis, of $1 million, and (ii) have 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing 12 month basis or pro-forma basis, of $3 million, and (ii) have 65,000 subscribers.

The Credit Facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Credit Facility contains covenants limiting the Company’s ability to, without the prior written consent of FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP, among other things:

•	incur other indebtedness;

•	incur other liens;

•	undergo any fundamental changes;

•	engage in transactions with affiliates;

•	issue certain equity, grant dividends or repurchase shares;

•	change our fiscal periods;

•	enter into mergers or consolidations;

•	sell assets; and

•	prepay other debt.

Regarding the sale transactions with CSC Holdings, FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP provided their written consent.  The Credit Facility also includes certain events of default, including failure to make payment, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

In connection with the Credit Facility, on October 1, 2006, the Company issued to FCC, LLC, d/b/a First Capital, a five-year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five-year warrant to purchase 476,191 shares of the Company's common stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five-year warrant to purchase 47,619 shares of the Company’s common stock at an exercise price of $0.82 per share. The relative fair value of the warrants of $290,000, at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in-capital and as debt discount which is a reduction of the carrying value of the Credit Facility borrowing, and is being amortized using the interest method over the term of the related loan.

In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 375,000 shares of the Company's common stock and issued to Full Circle Funding, LP a five year warrant to purchase 375,000 shares of the Company's common stock, both at an exercise price of $0.60 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement.

The warrants discussed above are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

Capital Lease Obligations

The Company finances certain equipment acquisitions through capital lease agreements that expire through 2009. Future minimum rental payments under capital leases and related information in years subsequent to September 30, 2008 are presented in the table below:

Year ending September 30, 2009	Capital Lease
Total	$12,963
Less amount representing interest	532
Present value of net minimum payments	12,431
Less current portion	12,431
Long-term portion	$-

The net book value of equipment under capital leases as of September 30, 2008 and 2007 was $12,431 and $143,269 respectively, and is included in property and equipment.

Notes Payable

Notes payable under term loans outstanding as of September 30, 2008 and 2007 consisted of the following:

	2008	2007
Wachovia Bank Note(1) - current portion	$50,290	$51,723
Wachovia Bank Note(1) - long term	—	50,286
Totals	$50,290	$102,009

(1)
On August 1, 2005, the Company entered into an unsecured Term Loan and Promissory Note Agreement with Wachovia Bank, National Association for $200,000. The note had a term of four years commencing September 1, 2005 with equal monthly payments of $4,719 of principal and interest at a fixed rate of 6.15% per annum through July, 2009.

5.                 STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2008, the Company was authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2008 and 2007.

Employee Stock Option Plans

On November 24, 1998, the Company established an Employee Stock Option Plan whereby certain employees, officers and directors were granted options to purchase up to an aggregate of 600,000 common shares of the Company. On February 5, 2000, the Company approved the 2000 Incentive Stock Option Plan. Under this plan, the Company was authorized to grant certain employees, consultants, officers and directors of the Company and its affiliates options to purchase up to 4,000,000 common shares of the Company.

On April 11, 2001, the Board of Directors approved the 2001 Stock Option Plan (“2001 Option Plan”) to replace the 2000 Incentive Stock Option Plan. The 2001 Option Plan is in all respects identical to the 2000 Incentive Stock Option Plan, which had not been approved by a vote of the stockholders within one year of its adoption by the Board and therefore became ineffective. The 2001 Option Plan was approved by a vote of the stockholders at the Annual General Meeting on May 10, 2001 and is currently effective.  On August 5, 2004, the stockholders voted at the Annual General Meeting to increase the number of shares available under the 2001 Option Plan from 4,000,000 to 5,600,000.

Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the fiscal years ended September 30, 2008, 2007 and 2006:

	Number of shares	Weighted-average exercise price ($)
Options outstanding at October 1, 2005	3,300,342	1.79
Options granted	—	—
Options cancelled/expired	(648,134)	1.83
Options exercised (1)	(50,136)	0.33
Options outstanding at September 30, 2006	2,602,072	1.81
Options granted (weighted average fair value of $0.38 per share)	595,000	0.75
Options cancelled/expired	(52,348)	0.69
Options exercised (2)	(401,384)	0.33
Options outstanding at September 30, 2007	2,743,340	1.82
Options granted (weighted average fair value of $0.45 per share)	605,000	0.45
Options cancelled/expired (3)	(1,343,896)	2.51
Options exercised	—	—
Options outstanding at September 30, 2008 (4)	2,004,444	0.94
Options exercisable at September 30, 2008 (4)	1,424,876	1.13

(1)	The aggregate intrinsic value of options exercised during the year ended September 30, 2006 was $22,818.

(2)
Of the 509,334 options exercised during the year ended September 30, 2007, 256,292 options were granted cashless exercise status by the Board of Directors, so that upon exercise of these options, 85,602 options were surrendered back to the Company at fair market value of $0.74 per share and 22,348 options were surrendered back to the Company at fair market value of $0.95 in lieu of the exercise price, with the remaining 148,342 shares issued to the employees. The aggregate intrinsic value of options exercised during the year ended September 30, 2007 was $169,244.

(3)
During the fiscal year ended September 30, 2008, (i) Sheldon Nelson forfeited back to the Company, without consideration, 600,000 stock options with an exercise price of $3.01 per share and a fair market value of $1.94 per share and of the 600,000 options, 558,333 were vested and $1,083,167 in noncash expense had already been recognized in general and administrative expense since their issuance, (ii) Director Carolyn Howard forfeited back to the Company, without consideration, 100,000 stock options with an exercise price of $1.83 and a fair market value of $1.18 per share and the entire 100,000 options were vested and the entire fair market value of $118,000 in noncash expense had been recognized in general and administrative expense since their issuance, (iii) certain employees collectively forfeited back to the Company, without consideration, 300,000 stock options with an exercise price of $2.71 per share and a fair market value of $1.74 per share; 100,000 stock options with an exercise price of $2.05 per share and a fair market value of $0.89; 100,000 stock options with an exercise price of $2.01 and a fair market value of $1.29; 50,000 stock options with an exercise price of $2.20 and a fair market value of $1.31, of which the entire 550,000 options were vested and the entire fair market value of $805,500 in noncash expense had been recognized in general and administrative expense since their issuance. All stock options were returned for general use under the 2001 Stock Option Plan, which had very few options remaining.

(4)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2008 was 2.4 and 1.8 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2008 was $5,125 and $4,500, respectively. An additional charge of approximately $110,000 is expected to vest and be recognized subsequent to September 30, 2008 over a weighted average period of 20 months. The charge will be amortized to general and administrative expense as the options vest in subsequent periods.

During the years ended September 30, 2008, 2007 and 2006, the Company recorded the share-based compensation expense under SFAS 123R of $304,732, $822,525 and $1,048,856, respectively, which is included in general and administrative expense.

At September 30, 2008, a total of 888,238 shares of common stock were available for grant under the 2001 Option Plan.

Warrants to Purchase Common Stock

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2008, 2007 and 2006:

	Number of warrants outstanding	Weighted avg. exercise price per share ($)
Outstanding at October 1, 2005	5,648,884	2.29
Issued (1)	1,000,000	0.82
Cancelled/Expired	—	—
Exercised (2)	(350,000)	0.25
Outstanding at September 30, 2006	6,298,884	2.17
Issued	—	—
Cancelled/Expired (3)	(2,329,317)	2.13
Exercised	—	—
Outstanding at September 30, 2007	3,969,567	2.01
Issued (4)	750,000	0.60
Cancelled/Expired (5)	(2,819,567)	2.79
Exercised	—	—
Outstanding at September 30, 2008	1,900,000	0.68

(1)
In connection with the Credit Facility, on September 11, 2006, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 476,190 shares of the Company's common stock at an exercise price of $0.82 per share, issued to Full Circle Funding, LP a five year warrant to purchase 476,191 shares of the Company's Common Stock at an exercise price of $0.82 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five year warrant to purchase 47,619 shares of the Company’s Common Stock at an exercise price of $0.82 per share. The warrants had a fair value of $290,000. For the term of the warrants, they are subject to a Registration Rights Agreement that provides for “demand” registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

(2)
During the year ended September 30, 2006, certain investors exercised warrants to purchase 350,000 shares of common stock with an exercise price of $0.25 per share, and as a result, the Company received cash proceeds of $87,500.

(3)
During the year ended September 30, 2007, 2,329,317 warrants to purchase shares of common stock expired, including 40,000 warrants at an exercise price of $0.33, 40,000 warrants at an exercise price of $0.65, 833,334 warrants at an exercise price of $1.75 and 1,415,983 warrants at an exercise price of $2.46.

(4)
In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share and issued to Full Circle Funding, LP a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement. The warrants are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.

(5)
During the year ended September 30, 2008, 2,819,567 warrants to purchase shares of common stock expired, including 2,122,203 warrants at an exercise price of $3.40, 250,000 warrants at an exercise price of $1.84, and 447,364 warrants at an exercise price of $0.40.

Additionally, during the year ended September 30, 2008, a warrant agreement for 150,000 warrants was extended for an additional twelve months for additional consulting services. The extended expiration had a fair value of $13,500 determined using the Black-Scholes option pricing model in accordance with SFAS 123R and will be amortized over the length of the consulting service period.

Assumptions Used in Determining Fair Value of Share-based Compensation, Stock Options and Warrants

For purposes of determining the fair value of options and warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
Expected volatility	25%	53%	52%
Risk-free interest rate	4.43%	4.63%	4.72%
Expected years of option life	1 to 4.1	1 to 5	1 to 5
Expected dividends	0%	0%	0%

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

During the year ended September 30, 2008, (i) the Company issued 69,134 shares to employees under the Purchase Plan through payroll deductions, the aggregate purchase price for those shares of $46,389 was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) the Company issued 232,969 shares for $82,684 in employee bonuses. Of the 232,969 shares issued for bonuses, 120,694 shares for $43,327 had been accrued in the year ended in September 30, 2007, but were not issued until fiscal 2008.

During the year ended September 30, 2007, (i) the Company issued 343,011, shares to employees under the Purchase Plan through payroll deductions, the aggregate purchase price for those shares of $234,214 was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) the Company issued 210,473 shares for $131,355 in employee bonuses. Of the 210,473 shares issued for bonuses, 151,799 shares for $94,115 had been accrued in the year ended in September 30, 2006, but were not issued until fiscal 2007.

During the year ended September 30, 2006, (i) the Company issued 162,678 shares to employees under the Purchase Plan through payroll deduction, the aggregate purchase price for those shares of $175,642 was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries or severance, and (ii) the Company issued 86,385 shares for $99,833 in employee bonuses.

Restricted Stock

Three members of our Board of Directors were each granted 20,000 shares of restricted common stock as part of their approved compensation for Board service during fiscal 2007 and into fiscal 2008. As a result, 60,000 shares of restricted common stock were issued during the year ended September 30, 2007 with a fair value of $54,000 based on the quoted market price at the grant date to be recognized during the next twelve months and the Company recognized compensation expense of $40,500 for the year ended September 30, 2008.

During fiscal 2008, one new Director was granted 20,000 shares of restricted common stock as part of his approved compensation for Board service partially in fiscal 2008 and in fiscal 2009. The grant had a fair value of $7,400 based on the quoted market price at the grant date to be recognized during the next twelve months. As a result, the Company recognized compensation expense of $5,550 for the year ended September 30, 2008. Additionally, three members of the Board of Directors were granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 78,335 shares of restricted stock were issued during fiscal 2008 with a fair value of $31,334 based on the quoted market price at the grant date to be recognized during the next twelve months, and the Company recognized compensation expense of $13,056 for the year ended September 30, 2008.

During the year ended September 30, 2008, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,100 for an employee bonus based on the quoted market price at the grant date.  Additionallly, the Company issued 18,037 shares of restricted common stock for $14,430 for an employee bonus to the same executive that had been accrued in the year ended in September 30, 2007, but was not issued until fiscal 2008.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

None.

Contracts

The Company had previously entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon reasonable notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

Operating Leases

The Company is obligated under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2012 to make future minimum rental payments in each of the years subsequent to September 30, 2008 as summarized in the following table:

Year ending September 30,	Minimal Rental Payments
2009	$355,311
2010	239,437
2011	70,840
2012	33,516
Total minimum payments	$699,104

Rent expense under all operating leases amounted to $375,408, $364,821, and $368,105, respectively, for the years ended September 30, 2008, 2007 and 2006.

7.	STRATEGIC ALLIANCE WITH DIRECTV

On June 1, 2007, the Company entered into a New Agreement with DIRECTV, which replaced the September 29, 2003 Agreement. The New Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire Agreement to coincide with the expiration date of the Company’s latest property access agreement. A vast majority of the terms set forth in the September 29, 2003 agreement have been carried over to the New Agreement, however, the significant changes are set forth below.

The New Agreement results in an increase in the amount of "residual" fees the Company receives monthly from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's MDU properties. The new residual rate applies to both the Company’s existing subscriber base and all new subscribers added. Additionally, the number of DIRECTV digital programming packages that qualify for residual fees has increased.

Under the terms of the New Agreement, the Company continues to be paid an "activation fee" for every new subscriber that activates a DIRECTV commissionable programming package. The activation fee is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in bulk properties, as was previously the case under the terms of the previous agreement with DIRECTV. The activation fee paid is slightly lower than that previously paid for subscribers located in choice and exclusive properties, however, it remains the same amount as previously paid for subscribers in bulk properties. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a high definition (“HDTV”) system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers is complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allows the Company to continue to receive from DIRECTV this upgrade subsidy, under similar terms, through July 2009.

8.	GAIN/LOSS ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On September 30, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,529,000. The total gain on the sale was $1,860,593.

On September 1, 2007, a property that the Company acquired from another service provider terminated its contract prior to expiration pursuant to a certain provision of Florida condominium law relating strictly to new condominium boards, resulting in a loss of $124,297.

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

9.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

On July 19, 2007, the Company executed an asset purchase agreement and acquired 9,575 subscribers and related access agreement and telecommunications assets located in approximately 180 multi-dwelling unit properties from Multiband Corporation. There were three closing, two of which occurred in fiscal 2007 and one in fiscal 2008. The acquisition price, after certain adjustments, was $3,372,620 for the entire 9,575 subscribers as of September 30, 2007. However, during the year ended September 30, 2008, the acquisition price was again adjusted downward by $24,820 (of which $13,120 were intangibles) for assets that were unable to be transferred as per the initial asset purchase agreement. As mentioned, the third closing with Multiband Corporation occurred during the year ended September 30, 2008, whereby the Company acquired access agreements and incurred transfer fees, collectively, in the amount of $280,301,representing intangible assets.  Additionally, in the year ended September 30, 2007, the Company acquired intangibles and other equipment of $2,051,198.

The acquisition costs of all acquired access agreements and equipment for the years ended September 30, 2008 and 2007 were allocated to the fair value of the assets acquired, as set forth below:

	September 30,
	2008	2007
Property and equipment	$56,216	$2,147,076
Amortizable intangible assets	267,181	3,276,742
Total acquisition cost of all acquired access agreements and equipment	$323,397	$5,423,818

10.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2008	2007
Telecommunications equipment, installed	$37,317,427	$33,187,713
Computer equipment	1,218,163	1,170,187
Furniture and fixtures	254,089	252,416
Leasehold improvements	172,482	163,083
Other	59,430	57,923
	39,021,591	34,831,322
Less: Accumulated depreciation	(17,283,584)	(12,784,932)
Totals	$21,738,007	$22,046,390

Depreciation expense amounted to $5,304,496, $4,472,214, and $3,430,404 for the years ended September 30, 2008, 2007 and 2006, respectively.

11.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2008	2007
Property access agreements, including subscriber lists	$8,326,913	$8,340,311
Less: Accumulated amortization	(5,338,356)	(4,153,502)
Totals	$2,988,557	$4,186,809

Amortization expense amounted to $ 1,274,346, $912,348, and $961,236 for the years ended September 30, 2008, 2007 and 2006, respectively. Amortization of intangibles in the years subsequent to September 30, 2008 is as follows:

Year	Amortization Amount
2009	$1,133,869
2010	721,630
2011	660,433
2012	439,371
2013	33,254

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	2008	2007
Accrued costs and expenses:
Equipment	$4,213	$107,043
Employee stock purchases and employee compensation payable in common stock	212,453	79,018
Subcontractors maintenance and installation	52,367	169,958
Programming costs	8,872	233,702
Professional fees	167,277	262,740
Wages	784,392	334,808
Other	57,517	114,038
Totals	$1,287,091	$1,301,307

13.	INCOME TAXES

The Company had pre-tax losses but did not record any benefits for Federal or other income taxes for the years ended September 30, 2008, 2007 and 2006. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax credits because (i) it has incurred losses in each period since its inception and cannot carry back any of its losses against previously recorded income tax expense and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2008 and 2007, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2008	2007
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$16,953,000	$14,797,000
Canada	3,377,000	3,375,000
Tax benefit for nonqualified stock options	11,000	11,000
Other	163,000	92,000
Totals	20,504,000	18,275,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(2,426,000)	(3,811,000)
Net deferred tax assets	18,078,000	14,464,000
Less valuation allowance	(18,078,000)	(14,464,000)
Totals	$—	$—

At September 30, 2008 and 2007, the Company had net operating loss carry forwards of approximately $42,381,000 and $36,991,000, respectively, available to reduce future Federal taxable income and net operating loss carryforwards of approximately $7,423,000 and $7,419,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2008, the Federal tax loss carryforwards will expire from 2009 through 2028 and the Canadian tax loss carryforwards will expire from 2009 through 2012. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

The deferred tax valuation allowance increased by $3,614,000, $588,000, and $2,768,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the financial statements.  The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14.	SUPPLEMENTAL QUARTERLY INFORMATION (UNAUDITED)

Summarized operations information for the years ended September 30, 2008 and 2007 is shown in the following schedules:

	Quarter Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Consolidated Statements of Operations Data:
Revenue	$5,268,439	$5,611,908	$6,257,780	$6,512,598
Operating expenses (1)	6,962,759	6,833,359	6,958,825	7,799,922
Operating loss	(1,694,320)	(1,221,451)	(701,045)	(1,287,324)
Other income (expenses)	(485,988)	(549,148)	(562,136)	1,302,029
Net income (loss)	(2,180,308)	(1,770,599)	(1,263,181)	14,705
Basic and diluted loss per common share	(0.04)	(0.03)	(0.02)	0.00
Weighted average common shares outstanding	51,570,529	51,819,304	51,920,237	52,002,629

	Quarter Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Consolidated Statements of Operations Data:
Revenue	$3,934,350	$3,981,485	$3,956,978	$4,785,579
Operating expenses (1)	5,408,936	5,510,352	5,446,756	6,659,605
Operating loss	(1,474,586)	(1,528,867)	(1,489,778)	(1,874,026)
Other expenses	(183,425)	(200,302)	(236,189)	(521,486)
Net loss	(1,658,011)	(1,729,169)	(1,725,967)	(2,395,512)
Basic and diluted loss per common share	(0.03)	(0.03)	(0.03)	(0.05)
Weighted average common shares outstanding	51,003,121	51,324,899	51,346,257	51,556,989
_________________

(1)
Operating expenses includes noncash charges of $797,833 and $1,315,252 for the years ended September 30, 2008 and 2007, respectively. In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated and do not include the impact of SFAS 123R. The Company recognized stock-based compensation expense – employees for the years ended September 30, 2008 and 2007 of $304,732 and $822,525, respectively.

15.	SUBSEQUENT EVENTS

On November 5, 2008, the Company completed the second closing on the sale of 1,803 subscribers and related property and equipment to CSC Holdings, Inc. for total proceeds of $2,704,500, of which 40% is being held in escrow for seventy days. The carrying value of the related property and equipments sold as of the September 30, 2008 balance sheet date was $284,998, with related expenses of $55,000. There are no adjustments to fair value on the disposed property and equipment required. The total gain on the sale to CSC Holdings, Inc. in the second closing is $2,382,502.

On December 11, 2008, the Company received the entire amount that had previously been held in escrow, $1,011,600, from the September 30, 2008 closing with CSC Holdings, Inc.

On December 17, 2008, the Company completed the third closing on the sale of 2,064 subscribers and related property and equipment to CSC Holdings, Inc. for total proceeds of $3,096,000, of which 40% is being held in escrow for seventy days. The carrying value of the related property and equipments sold as of the September 30, 2008 balance sheet date was $360,379. There are no adjustments to fair value on the disposed property and equipment required. The total gain on the sale to CSC Holdings, Inc. in the third closing is $2,735,621.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, or our Vice President of Finance and Administration, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2008 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on internal controls over financial reporting

Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Our internal controls over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management has conducted, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2008. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal controls over financial reporting as of September 30, 2008 has not been audited by J.H. Cohn LLP, an independent registered public accounting firm. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting for the period ended September 30, 2008 identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

Information regarding our executive officers is set forth in Item 1 of Part I of this Report under the caption “Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive 2009 Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

_____________
(1)	Incorporated by reference from Form 10-SB filed on May 12, 1999
(2)	Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3)	Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5)	Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6)	Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7)	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 23, 2008

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 23, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 23, 2008

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 23, 2008

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 23, 2008

/s/ RICHARD NEWMAN
Richard Newman	Director	December 23, 2008