Form 10-Q
period 2008-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2009-02-11
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2009
Common Stock, $0.001 par value per share	52,954,284 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2008 (Unaudited) and September 30, 2008 (See Note 1)

	December 31, 2008	September 30, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,987	$60,634
Accounts and other receivables, net of an allowance of $453,708 and $394,960	4,377,379	3,102,850
Prepaid expenses and deposits	491,168	541,612
TOTAL CURRENT ASSETS	4,928,534	3,705,096

Telecommunications equipment inventory	1,102,747	682,818
Property and equipment, net of accumulated depreciation of $17,596,953 and $17,283,584	21,163,281	21,738,007
Intangible assets, net of accumulated amortization of $5,604,445 and $5,338,356	2,672,794	2,988,557
Deposits, net of current portion	62,342	63,037
Deferred finance costs, net of accumulated amortization of $476,188 and $415,446	497,530	508,273
TOTAL ASSETS	$30,427,228	$29,685,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,718,113	$1,583,352
Other accrued liabilities	793,395	1,287,091
Current portion of deferred revenue	595,306	578,841
Note payable	36,845	50,290
Capital lease obligations	4,618	12,431
TOTAL CURRENT LIABILITIES	3,148,277	3,512,005

Deferred revenue, net of current portion	355,534	379,966
Credit line borrowing, net of debt discount	13,537,028	16,641,586
TOTAL LIABILITIES	17,040,839	20,533,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 52,032,013 and 52,005,464 shares issued and outstanding	52,032	52,005
Additional paid-in capital	60,793,743	60,764,621
Accumulated deficit	(47,459,386)	(51,664,395)
TOTAL STOCKHOLDERS’ EQUITY	13,386,389	9,152,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,427,228	$29,685,788

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31,
	2008	2007

REVENUE	$6,616,635	$5,268,439

OPERATING EXPENSES (GAIN)
Direct costs	2,596,698	2,429,204
Sales expenses	278,060	338,340
Customer service and operating expenses	1,556,873	1,443,623
General and administrative expenses	862,436	1,196,447
Depreciation and amortization	1,626,635	1,555,145
Gain on sale of customers and plant and equipment	(5,038,839)	—
TOTALS	1,881,863	6,962,759

OPERATING INCOME (LOSS)	4,734,772	(1,694,320)

Other income (expense)
Interest income	423	876
Interest expense	(530,186)	(486,864)
NET INCOME (LOSS)	$4,205,009	$(2,180,308)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.08	$(0.04)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	52,029,993	51,570,529

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2008
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, October 1, 2008	52,005,464	$52,005	$60,764,621	$(51,664,395)	$9,152,231
Issuance of common stock through employee stock purchase plan	23,265	24	7,919		7,943
Issuance of common stock for employee bonuses	3,284	3	982		985
Share-based compensation - employees			20,221		20,221
Net income				4,205,009	4,205,009
Balance, December 31, 2008	52,032,013	$52,032	$60,793,743	$(47,459,386)	$13,386,389

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended December 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$4,205,009	$(2,180,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt provision	25,192	50,671
Depreciation and amortization	1,626,635	1,555,145
Share-based compensation expense - employees	20,221	143,827
Charge to interest expense for amortization of deferred finance costs and debt discount	71,816	78,163
Compensation expense for issuance of common stock through employee stock purchase plan	963	3,129
Compensation expense for issuance of restricted common stock	7,834	13,500
Compensation expense accrued to be settled through the issuance of common stock	2,040	46,884
Gain on sale of customers and property and equipment	(5,038,839)	—
Write-off of property and equipment	73,224	—
Changes in operating assets and liabilities:
Accounts receivable	(1,364,747)	(435,189)
Prepaid expenses and deposits	43,305	(11,166)
Accounts payable	134,761	82,352
Other accrued liabilities	(491,151)	(299,112)
Deferred revenue	(7,967)	202,389
Net cash used in operating activities	(691,704)	(749,715)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,828,934)	(1,373,480)
Proceeds from the sale of customers and property and equipment, net of costs of $62,500	5,703,500	—
Acquisition of intangible assets	—	13,120
Net cash provided by (used in) investing activities	3,874,566	(1,360,360)
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	(3,115,631)	1,685,718
Deferred financing costs	(50,000)	(150,000)
Payments of notes payable	(13,445)	(12,636)
Proceeds from purchase of common stock through employee stock purchase plan	3,380	5,030
Payments of capital lease obligations	(7,813)	(19,281)
Net cash provided by (used in) financing activities	(3,183,509)	1,508,831
NET DECREASE IN CASH AND CASH EQUIVALENTS	(647)	(601,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,634	767,296
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,987	$166,052

	Three Months Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$3,600	$—

Issuance of 3,284 and 3,285 shares of common stock for employee bonuses	$985	$2,234

Issuance of 18,037 shares of restricted common stock for services rendered	$—	$14,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$476,189	$386,237

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2008 on Form 10-K filed with the Securities and Exchange Commission on December 23, 2008.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a property system upgrade to the new DIRECTV HD Platform on certain properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” the Company receives from DIRECTV, except that the entire amount of the subsidy is recognized immediately.

On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allows the Company to continue to receive the upgrade subsidy from DIRECTV, under similar terms, through July 2009.  The letter agreement provides, however, for a minimum retention period of three years and may require a full refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period.  A majority of these properties have access agreements extending beyond the minimum three year period. For those properties that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long term access agreement or addendum is signed.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and GAAP. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have any effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have any effect on our financial statements.

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

2.           INCOME (LOSS) PER COMMON SHARE

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the three months ended December 31, 2008, the basic and diluted earnings per share were the same. In applying the treasury stock method, the average market price per share determined that the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2007, basic and diluted loss per share were the same, as the Company had net losses for this period and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the periods ended December 31, 2008 and 2007, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	December 31, 2008	December 31, 2007
Warrants	1,900,000	1,847,363
Options	2,631,944	2,740,000
Potentially dilutive common shares	4,531,944	4,587,363

3.           ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2008, compared to September 30, 2008, accounts receivable, trade, net of allowances, were $2,057,179 and $2,091,250, respectively.

Additionally, as of December 31, 2008 and September 30, 2008, there were other receivables in the amount of $2,320,200 and $1,011,600, respectively, as a result of proceeds from CSC Holdings, Inc. held in escrow relating to the sale of subscribers and certain related property and equipment (See Note 7).

4.           COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the three months ended December 31, 2008 and 2007, the Company recognized share-based compensation expense for employees of $20,221 and $143,827, respectively.

The fair values of options granted during the three months ended December 31, 2008 and 2007 were determined using a Black-Scholes option pricing model in accordance with SFAS No. 123(R) (revised 2004), Share-Based Payment, (“SFAS 123(R)”) based on the following weighted average assumptions:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Expected volatility	27%	54%
Risk-free interest rate	2.80%	4.43%
Expected option term	4.1	4.1
Expected dividends	0%	0%

During the three months ended June 30, 2008, members of the Board of Directors were granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 78,335 shares of restricted stock were issued during the three months ended June 30, 2008 with a fair value of $31,334 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $7,834 for the three months ended December 31, 2008.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2008:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,004,444	$0.94
Granted (weighted average fair value of $0.05 per share)	827,500	0.20
Expired / Forfeited	(200,000)	0.97
Exercised	—	—		$—
Outstanding at December 31, 2008	2,631,944	$0.70	3.2	$—
Exercisable at December 31, 2008	1,349,043	$1.13	2.0	$—

As of December 31, 2008, options to purchase 260,738 shares were available for grant under the Company’s 2001 Stock Option Plan. An additional noncash charge of approximately $131,000 is expected to vest and be recognized subsequent to December 31, 2008 over a weighted average period of 22 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

During the three months ended December 31, 2008, the Company issued 11,265 shares of common stock for aggregate proceeds of $3,380 from employees who purchased shares under the Employee Stock Purchase Plan through accrued compensation. The purchase price per share under the Employee Stock Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the three months ended December 31, 2008 of $963.

During the three months ended December 31, 2008, the Company issued 3,284 shares of common stock for $985 in lieu of bonus and 12,000 shares of common stock for $3,600 in lieu of wages purchased under the Employee Stock Purchase Plan, both of which had been accrued in the year ended September 30, 2008.

Warrants:

During the three months ended December 31, 2008, no warrants were granted or exercised, and no warrants expired. As of December 31, 2008, 1,900,000 warrants remained outstanding at a weighted average exercise price of $0.68 per share.

5.	COMMITMENTS AND CONTINGENCIES

The Company previously entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon four (4) weeks notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties incidental to the normal operations of the business. The Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

6.	CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

The Credit Facility is secured by the assets of the Company. The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company was approximately $25 million at December 31, 2008.

The Credit Facility was originally divided into four $5 million increments with the interest rate per increment declining as principal is drawn from each increment. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the fourth $5 million at prime plus 1%. The additional $10 million to the Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA, as defined below, to the total outstanding loan balance. As defined in the Credit Facility, ‘prime’ shall be a minimum of 7.75%. The Company is under no obligation to draw any of the increments.

To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing twelve month basis or a pro-forma basis, of $1 million, and (ii) have 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing twelve month basis or pro-forma basis, of $3 million, and (ii) have 65,000 subscribers. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The proceeds from the sale of subscribers to CSC Holdings during the quarter and the improvements in operating cash flow and EBITDA (as adjusted), reduced the Company’s Credit Facility borrowing in the quarter ended December 31, 2008 to a total of $13,736,336, which is reflected in the accompanying consolidated balance sheet as of December 31, 2008, net of debt discount of $199,308. The outstanding principal is payable on June 30, 2013. As of December 31, 2008, $16,263,664 remains available for borrowing under the Credit Facility, subject to covenants described later.

As a result of drawing into the fourth $5 million increment during the three month period ended December 31, 2007, the Company incurred an annual $50,000 deferred finance cost during the three months ended December 31, 2008 that will be amortized to interest expense using the straight-line method over a twelve month period ending in November 2009.

7.	GAIN ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On November 5, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,704,500 (of which 40% was held in escrow as of December 31, 2008). The total gain on the sale was $2,382,502.

On December 17, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $3,061,500 (of which 40% was held in escrow as of December 31, 2008). The total gain on the sale was $2,656,337.

8.	INCOME TAXES

The Company did not incur or record a provision for income tax for the quarter ended December 31, 2008 due to the expected utilization of the Company’s net operating loss carry forward.

9.	SUBSEQUENT EVENTS

On January 6, 2009, 32,104 shares of common stock were issued to employees from the Employee Stock Purchase Plan (for the quarter ended December 31, 2008) for $5,458 in proceeds.

On January 8, 2009, certain of the Company’s management received portions of their fiscal year end bonus in the form of shares of Company common stock from the Employee Stock Purchase Plan; therefore, 618,094 shares of common stock were issued to employees from the Employee Stock Purchase Plan in lieu of bonuses for the year ended September 30, 2008 for $105,076 in proceeds, which had been accrued in fiscal 2008.

On January 8, 2009, 272,073 shares of restricted stock were issued to employees in lieu of bonuses for the year ended September 30, 2008 for $46,252 in proceeds, which had been accrued in fiscal 2008.

Item2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations - Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
•	Liquidity and Capital Resources - Three Months Ended December 31, 2008

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 23, 2008 for the period ending September 30, 2008.

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

OVERVIEW

MDU Communications International, Inc. concentrates exclusively on delivering state-of-the-art digital satellite television and high-speed Internet solutions to the United States multi-dwelling unit (“MDU”) residential market, estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, nursing homes and other properties having multiple units located within a defined area. The Company seeks to differentiate itself from other service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, the Company has partnered with DIRECTV and have been working with large U.S. property owners and real estate investment trusts (“REITs”) such as AvalonBay Communities, Trammell Crow Residential, Roseland Property Company, The Related Companies, as well as many others, to understand and meet the technology needs of these groups.

The Company derives revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs and negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”) programming. The DBS or DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV® programming packages.  From the DBS or DTH offerings the Company receives the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for rental of the set-top box and connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price the Company charges subscribers for the private cable programming package. The Company provide the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties it provides these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Our principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

During a time that many are calling the worst economic crisis since the Great Depression, MDU Communications continued to concentrate on business strategies and results that would insure its long term viability – it upgraded a vast majority of its Satellite Systems to the new DIRECTV HDTV platform; it closed on the sale and transfer of approximately 5,500 subscribers for $8.3 million to strengthen its balance sheet and pay down its debt; it increased revenue, EBITDA and ARPU (both as defined below), and reduced capital expenditures. Although many, including public statements made by DIRECTV, believe that the cable and satellite industry is fairly ‘recession-proof’, out of an abundance of caution, MDU Communications has been proactive in protecting shareholder value and insuring that it is in a position to capitalize on this business opportunity in the long term.

The Company’s primary focus again during the quarter ended December 31, 2008 was to upgrade its properties and subscribers to the new DIRECTV High Definition Platform (“HD Platform”). During the quarter ended December 31, 2008, the Company upgraded 21,303 units in 110 properties to the new HD Platform and had 6,733 units in 25 properties that were work-in-process at December 31, 2008. Once completed, the Company will implement the second phase of its second round property upgrade program targeting an additional 25,500 units in approximately 180 properties planned for completion in the second and third fiscal quarters of 2009.  Collectively, since the Company began its upgrade program, it has upgraded (or has upgrades in process at December 31, 2008) of 224 properties containing 45,762 units.  This major undertaking by the Company has resulted in a significant number of access agreement extensions and renewals, increased penetration rates, increased sale of advanced services and an increase in the Company’s DIRECTV subscriber residual, all of which positively impact the Company’s financial results and competitive status. Under the most recent letter agreement signed with DIRECTV, DIRECTV is providing the Company with the upgrade subsidy through July 2009. Upgrading the Company’s remaining properties to the new HD Platform will remain a priority through at least the end of its third fiscal quarter.

These property upgrades to the new DIRECTV HD Platform are essential as subscribers and property owners demand state-of-the-art technology and want access to DIRECTV’s unparalleled comprehensive offering of HDTV programming and services. DIRECTV currently offers over 130 (moving to 150) HDTV national programming channels, has HDTV local programming in more than 94% of all U.S. markets, and a vast array of international and sports programming. The continued launch and advertising campaign for this new DIRECTV HDTV programming and associated services will continue to provide incremental revenue and improved penetration rates within Company properties.

As a secondary focus, the Company entered into an agreement with CSC Holdings, Inc. on September 30, 2008 for the sale of certain assets. This multi-closing transaction has produced three separate closings to date, two of which closed during the quarter ended December 31, 2008. On November 5, 2008, 1,803 subscribers were transferred for proceeds of $2,705,500 (resulting in a gain to the Company of $2,382,502) and on December 17, 2008, 2,064 subscribers were transferred for proceeds of $3,096,000 (resulting in a gain to the Company of $2,656,337).  In total, the Company has received over $8,330,000 in proceeds from this transaction, clearly establishing an important valuation for its subscribers. As of December 31, 2008, the Company has applied over $6 million of these proceeds to reduce its Credit Facility and expects another $2.3 million to be applied prior to the end of the second fiscal quarter (at each closing, 40% of the proceeds were to be held in escrow for seventy days). These subscribers sold generally had an average monthly revenue per unit  (“ARPU”) below that of the Company average due to the fact they were older Satellite Systems that the Company did not plan on upgrading and they were not all geographically clustered which required a higher cost to service. Therefore, the removal of these subscribers from the Company’s subscriber base should result in a slightly higher overall ARPU in upcoming quarters.

The Company’s revenue for the quarter ended December 31, 2008 increased 26% over the same period in fiscal 2008 to $6,616,635. Coupled with the gain on sale of subscribers mentioned above, this increase in revenue resulted in EBITDA (as adjusted and defined below) for the three months ended December 31, 2008 of $6,418,080, a considerable increase over the corresponding period in the previous fiscal year of $119,712. Adjusted for the $5,038,839 gain on the sale to CSC Holdings, the Company still generated EBITDA (as adjusted) of $1,379,241 for the quarter ended December 31, 2008.

The Company’s ARPU at December 31, 2008 was $34.19, a 16% increase over the year ended September 30, 2008 of $29.55. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company’s ARPU has been positively impacted by, (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 6.31% in DIRECTV’s fourth quarter to $83.59 per subscriber (as disclosed in DIRECTV’s public filings)), (ii) the DIRECTV HD Platform upgrade subsidy paid to the Company, and (iii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the associated services.

The Company planned for, and expected, slower subscriber growth during this fiscal quarter due to (i) its significant commitment to upgrade its current properties to the new DIRECTV HD Platform, (ii) its focus to convert its current properties from low margin private cable services to higher ARPU DIRECTV bulk services, (iii) a fiscal decision, dictated by these economic times, to conserve capital and improve its financial returns from previous capital investment in its portfolio of properties, instead of adding new subscribers, and (iv) the sale of a certain number of subscribers to CSC Holdings.  During the quarter ended December 31, 2008, the Company experienced a net subscriber reduction of 6,310 subscribers, primarily the result of the sale of subscribers to CSC Holdings, the disconnection of Internet subscribers in properties sold to CSC Holdings and other planned disconnections and non-renewals.  As of December 31, 2008, the Company reports 59,242 total billable subscribers, a 12% reduction from the total billable subscribers reported one year ago.  The Company expects to increase its rate of subscriber growth later in fiscal 2009 as its HD Platform upgrade program approaches completion.

The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Dec. 31, 2007	Subscribers as of Mar. 31, 2008	Subscribers as of June 30, 2008	Subscribers as of Sept. 30, 2008	Subscribers as of Dec. 31, 2008
Bulk DTH -DIRECTV	14,808	15,016	15,249	15,382	12,478
DTH -DIRECTV Choice/Exclusive	10,650	11,269	11,547	10,790	11,037
Bulk Private Cable	20,564	20,084	20,179	17,194	14,586
Private Cable Choice or Exclusive	3,211	3,369	2,270	1,952	2,446
Bulk BCA -DIRECTV	7,921	8,527	8,687	10,337	9,505
Bulk ISP	5,863	6,173	6,394	5,911	5,215
ISP Choice or Exclusive	3,875	4,041	3,784	3,956	3,952
Voice	73	39	32	30	23
Total Subscribers	66,965	68,518	68,142	65,552	59,242

As of December 31, 2008, the Company had 18 properties and 6,777 units in work-in-process (“WIP”). During the quarter, the Company completed work on 795 units that moved out of WIP and started construction on 591 units that entered WIP. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter. The Company had 1,382 “under contract” subscribers in WIP at December 31, 2008, that the Company expects will become “billable” subscribers in the next few quarters.

Regarding its Voice over Internet (“VoIP”) service, the Company recently deployed this service to certain of its properties in a ‘soft’ launch, with a more expanded launch in the second and third fiscal quarters of 2009. To facilitate the bundling of its video, broadband and VoIP services, the Company is developing plans to ‘bundle’ its services onto a single billing platform.  The Company is in discussions with DIRECTV for such billing integration.

In a strong belief that the Company is undervalued, the Board of Directors of the Company has authorized the repurchase of shares of its common stock, from time-to-time over the next twelve month period in open market transactions, up to an aggregate value of $1.0 million.  This authorization does not obligate the Company to acquire any common stock, or any particular amount of common stock, or at any particular price.  The specific timing and amount of the repurchases will vary based on market conditions and other factors and the plan may be suspended, modified, extended or terminated by the Board of Directors at any time.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2008 and 2007, the Company reports positive EBITDA (as adjusted) of $6,418,080 and $119,712, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated income or net loss as computed under accounting principles generally accepted in the United States of America:

	For The Three Months Ended December 31,
	2008	2007
EBITDA	$6,418,080	$119,712
Interest Expense	(458,370)	(408,701)
Deferred finance costs and debt discount amortization (interest expense)	(71,816)	(78,163)
Provision for doubtful accounts	(25,192)	(50,671)
Depreciation and Amortization	(1,626,635)	(1,555,145)
Share-based compensation expense - employees	(20,221)	(143,827)
Compensation expense for issuance of common stock through employee stock purchase plan	(963)	(3,129)
Compensation expense for issuance of common stock for employee bonuses	(985)	—
Compensation expense for issuance of common stock for employee wages	(3,600)	—
Compensation expense accrued to be settled through the issuance of common stock	2,545	(46,884)
Compensation expense through the issuance of restricted common stock for services rendered	(7,834)	(13,500)
Net Income (Loss)	$4,205,009	$(2,180,308)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2008, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was effective November 15, 2008. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and GAAP. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have any effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have any effect on our financial statements.

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

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

The following table sets forth for the three months ended December 31, 2008 and 2007, the percentages which selected items in the Statement of Operations bear to total revenue, and dollar and percentage changes between the periods:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007		Change ($)	Change (%)
REVENUE	$6,616,635	100%	$5,268,439	100%	$1,348,196	26%
Direct costs	2,596,698	39%	2,429,204	46%	167,494	7%
Sales expenses	278,060	4%	338,340	6%	(60,280)	-18%
Customer service and operating expenses	1,556,873	24%	1,443,623	27%	113,250	8%
General and administrative expenses	862,436	13%	1,196,447	23%	(334,011)	-28%
Depreciation and amortization	1,626,635	25%	1,555,145	30%	71,490	5%
(Gain) on sale of customers and plant and equipment	(5,038,839)	-76%	-	-	(5,038,839)	-
OPERATING INCOME (LOSS)	4,734,772	71%	(1,694,320)	-32%	6,429,092	379%
Total other income (loss)	(529,763)	-8%	(485,988)	-9%	43,775	9%
NET INCOME (LOSS)	$4,205,009	63%	$(2,180,308)	-41%	$6,385,317	293%

Revenue.   Revenue for the three months ended December 31, 2008 increased 26% to $6,616,635, compared to revenue of $5,268,439 for the three months ended December 31, 2007. The revenue increase is mainly attributable to (i) the installation revenue from the DIRECTV HD Platform upgrade subsidy occurring in fiscal 2009, (ii) the continued conversion of subscribers from Private Cable to DTH services, and (iii) a higher percentage of customers subscribing to advanced services. The Company expects total revenue to continue to increase throughout fiscal 2009 with the continuation of the DIRECTV HD Platform upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	For The Three Months Ended December 31, 2008		For The Three Months Ended December 31, 2007
Private cable programming revenue	$963,829	15%	$1,248,590	24%
DTH programming revenue and subsidy	3,369,900	51%	2,972,288	56%
Internet access fees	720,441	11%	632,100	12%
Installation fees, wiring and other revenue	1,562,465	23%	415,461	8%
Total Revenue	$6,616,635	100%	$5,268,439	100%

The decrease in Private Cable programming revenue is due to the sale of certain subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services. The increase in installation fees, wiring and other revenue is due mainly to the HD Platform upgrade subsidy, and is expected to decline beginning in fiscal 2010.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased slightly to $2,596,698 for the three months ended December 31, 2008, as compared to $2,429,204 for the three months ended December 31, 2007, primarily attributable to higher programming costs from DIRECTV, an increase in equipment costs and the fact that programming for the subscribers sold to CSC Holdings was kept active during a transition period.  While the Company may experience a short term drop in direct costs due to the sale of subscribers, it expects a proportionate increase in direct costs as subscriber growth continues; however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, continue to decrease as a percent of revenue in fiscal 2009.

Sales Expenses.   Sales expenses were $278,060, inclusive of $2,040 in noncash charges, for the three months ended December 31, 2008, compared to $338,340 for the three months ended December 31, 2007, a 2% reduction as a percent of revenue. Although new marketing initiatives to increase its subscriber base and advertise advanced services are continuing, the Company expects a decrease in sales expense as a percent of revenue to continue in fiscal 2009.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,556,873 and $1,443.623 for the three months ended December 31, 2008 and 2007, respectively, a 3% decrease as a percent of revenue. These expenses are expected to remain flat in dollars throughout fiscal 2009 because the sale of subscribers to CSC Holdings will be offset by an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2009. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007
Call center expenses	$442,543	29%	$355,355	25%
General operation expenses	472,742	30%	466,475	32%
Property system maintenance expenses	641,588	41%	621,793	43%
Total customer service and operating expense	$1,556,873	100%	$1,443,623	100%

General and Administrative Expenses.   General and administrative expenses for the three months ended December 31, 2008 and 2007, of $862,436 and $1,196,447, respectively, decreased 9% as a percent of revenue. Of the general and administrative expenses for the three months ended December 31, 2008 and 2007, the Company had total noncash charges included of $54,210 and $256,934, respectively. These noncash charges are described below:

	Three Months Ended December 31,
	2008	2007
Total general and administrative expense	$862,436	$1,196,447

Noncash charges:
Share based compensation – employees (1)	20,221	143,827
Compensation expense through the issuance of restricted common stock for services rendered	7,834	13,500
Excess discount for the issuance of stock under stock purchase plan	963	3,129
Provision for compensation expense settled through the issuance of common stock	—	45,807
Bad debt provision	25,192	50,671
Total noncash charges	54,210	256,934
Total general and administrative expense net of noncash charges	$808,226	$939,513
Percent of revenue	12%	18%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2008 and 2007, amortized over the requisite vesting period, of $20,221 and $143,827, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 22 months is approximately $131,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $1,555,145 from the three months ended December 31, 2007, to $1,626,635 during the three months ended December 31, 2008, but decreased as a percent of revenue from 30% to 25%. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $71,816 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.   Primarily as a result of the gain on the sale of customers and related plant and equipment, and inclusive of noncash charges of $1,754,701, discussed above, the Company reported net income of $4,205,009 for the three months ended December 31, 2008, compared to a net loss of $2,180,308 for the three months ended December 31, 2007.

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

The Credit Facility is secured by the Company’s cash and cash equivalents, accounts receivable, inventory, access agreements and certain property and equipment. The Credit Facility contains covenants limiting the Company’s ability to, among other things:

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1% and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of December 31, 2008, the Company reduced the borrowing by $3,115,631 and has borrowed a total of $13,736,336 under the Credit Facility which is due on June 30, 2013. The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through December 31, 2009.

The Company did not incur or record a provision for income tax for the quarter ended December 30, 2008 due to the expected utilization of the Company’s net operating loss carry forward. This net operating loss carry forward expires on various dates through 2027; therefore, the Company should not incur cash needs for income taxes.

THREE MONTHS ENDED DECEMBER 31, 2008

During the three months ended December 31, 2008 and 2007, we recorded net income of $4,205,009 and a net loss of $2,180,308, respectively. At December 31, 2008, we had an accumulated deficit of $47,459,386.

Cash Balance.   At December 31, 2008, we had cash and cash equivalents of $59,987, compared to $60,634 at September 30, 2008. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the three months ended December 31, 2008, we reduced the amount borrowed against the Credit Facility by $3,115,631.

Operating Activities.   Net cash used in operating activities included a decrease of $356,390 and $216,760 in our accounts payable and other accrued liabilities during the three months ended December 31, 2008 and 2007, respectively. Additionally, during the three months ended December 31, 2008 and 2007 accounts and other receivables increased $1,364,747, primarily from the sale of customers and property and equipment to CSC Holdings placed in escrow, and $435,189, respectively. Our net income for the three months ended December 31, 2008 was $4,205,009 compared to a net loss of $2,180,308 for the three months ended December 31, 2007, were inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,754,701 and $1,891,319 for the periods ended December 31, 2008 and 2007, respectively.

As at December 31, 2008, we had positive working capital of approximately $1,780,000, compared to a positive working capital of approximately $193,000 as at September 30, 2008. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2009. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least December 31, 2009.

Investing Activities.   During the three months ended December 31, 2008 and 2007, we purchased $1,828,934 and $1,373,480, respectively, of equipment relating to subscriber additions and HD Platform upgrades during the periods and for future periods.  During the three months ended December 31, 2008, we received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings. During the three months ended December 31, 2007, we received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120.

Financing Activities.   During the three months ended December 31, 2008, we used $7,813 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $3,380 from 11,265 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the three months ended December 31, 2008 we incurred $50,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $3,115,631.

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

Item 4T.  CONTROLS AND PROCEDURES

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

As of December 31, 2008 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting or in other factors during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 23, 2008. Below are additions to our Risk Factors as of December 31, 2008:

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in domestic economic conditions, including inflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect on our accounts receivable. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect on accounts receivable, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.

Economic conditions may adversely affect our ability to draw on our credits lines or obtain financing from alternative sources on reasonable terms, or at all.

If our lenders are adversely affected by economic conditions in domestic or international capital markets, they may become unwilling or unable to fund borrowings under their credit facilities with us. In such a case, we might not be able to locate replacement lenders or other sources of financing, on reasonable terms, or at all, which could have a material and adverse impact on our ability to fund working capital, capital expenditures, and other corporate needs. The availability of such financing is limited by the tightening of the global credit markets.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 11, 2009	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 11, 2009	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration