Form 10-Q
period 2009-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2009-05-13
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2009
Common Stock, $0.001 par value per share	53,121,465 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and September 30, 2008 (See Note 1)

	March 31,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,148	$60,634
Accounts and other receivables, net of an allowance of $456,738 and $394,960	1,339,837	3,102,850
Prepaid expenses and deposits	392,564	541,612
TOTAL CURRENT ASSETS	1,896,549	3,705,096

Telecommunications equipment inventory	675,164	682,818
Property and equipment, net of accumulated depreciation of $19,146,640 and $17,283,584	21,458,682	21,738,007
Intangible assets, net of accumulated amortization of $5,920,208 and $5,338,356	2,357,031	2,988,557
Deposits, net of current portion	64,642	63,037
Deferred finance costs, net of accumulated amortization of $536,931 and $415,446	486,788	508,273
TOTAL ASSETS	$26,938,856	$29,685,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,149,253	$1,583,352
Other accrued liabilities	606,826	1,287,091
Current portion of deferred revenue	528,089	578,841
Note payable	23,187	50,290
Capital lease obligations	2,190	12,431
TOTAL CURRENT LIABILITIES	2,309,545	3,512,005

Deferred revenue, net of current portion	453,875	379,966
Credit line borrowing, net of debt discount	12,034,229	16,641,586
TOTAL LIABILITIES	14,797,649	20,533,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,106,465 and 52,005,464 shares issued and 53,091,465 and 52,005,464 outstanding	53,106	52,005
Additional paid-in capital	61,042,103	60,764,621
Accumulated deficit	(48,950,177)	(51,664,395)
Less: Treasury stock; 15,000 shares	(3,825)	—
TOTAL STOCKHOLDERS’ EQUITY	12,141,207	9,152,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,938,856	$29,685,788

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
REVENUE	$12,454,947	$10,880,347	$5,838,312	$5,611,908

OPERATING EXPENSES
Direct costs	5,044,279	4,926,097	2,447,581	2,496,893
Sales expenses	570,126	651,995	292,066	313,655
Customer service and operating expenses	3,005,380	2,866,779	1,448,507	1,423,156
General and administrative expenses	1,840,533	2,172,853	978,097	976,406
Depreciation and amortization	3,333,968	3,178,394	1,707,333	1,623,249
(Gain) loss on sale of customers and property and equipment	(5,038,839)	15,841	—	15,841
TOTALS	8,755,447	13,811,959	6,873,584	6,849,200

OPERATING INCOME (LOSS)	3,699,500	(2,931,612)	(1,035,272)	(1,237,292)

Other income (expense)
Interest income	1,233	1,248	810	372
Interest expense	(986,515)	(1,020,543)	(456,329)	(533,679)
NET INCOME (LOSS)	$2,714,218	$(3,950,907)	$(1,490,791)	$(1,770,599)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.08)	$(0.03)	$(0.03)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.05	$(0.08)	$(0.03)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	52,460,532	51,162,242	52,900,638	51,819,304
Diluted	52,460,532	51,162,242	52,900,638	51,819,304

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2009
(Unaudited)

	Common Stock		Treasury Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, October 1, 2008	52,005,464	$52,005	-	$-	$60,764,621	$(51,664,395)	$9,152,231
Issuance of common stock through employee stock purchase plan	69,698	70			42,902		42,972
Issuance of common stock for employee bonuses	893,451	893			151,420		152,313
Issuance of common stock for services rendered	137,852	138			37,082		37,220
Share-based compensation- employees					46,078		46,078
Treasury stock purchase			(15,000)	(3,825)			(3,825)
Net income						2,714,218	2,714,218
Balance, March 31, 2009	53,106,465	$53,106	(15,000)	$(3,825)	$61,042,103	$(48,950,177)	$12,141,207

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2009 and 2008
(Unaudited)

	Six Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$2,714,218	$(3,950,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt provision	85,888	72,637
Depreciation and amortization	3,333,968	3,178,394
Share-based compensation expense - employees	46,078	210,826
Charge to interest expense for amortization of deferred finance costs and debt discount	143,631	164,658
Compensation expense for issuance of common stock through employee stock purchase plan	28,098	14,436
Compensation expense for issuance of common stock for employee bonuses	1,530	37,141
Compensation expense for issuance of common stock for employee services	2,720	—
Compensation expense for issuance of restricted common stock	15,668	39,950
Compensation expense accrued to be settled through the issuance of common stock	7,089	—
(Gain) loss on sale of customers and property and equipment	(5,038,839)	15,841
Loss on write-off of property and equipment	73,224	—
Changes in operating assets and liabilities:
Accounts receivable	1,612,099	302,631
Prepaid expenses and deposits	131,775	37,938
Accounts payable	(434,098)	(108,839)
Other accrued liabilities	(495,752)	(675,653)
Deferred revenue	23,157	(25,948)
Net cash provided by (used in) operating activities	2,250,454	(686,895)
INVESTING ACTIVITIES
Purchase of property and equipment	(3,088,322)	(2,690,268)
Proceeds from the sale of customers and property and equipment, net of costs of $62,500	5,703,500	—
Acquisition of intangible assets	—	(66,624)
Net cash provided by (used in) investing activities	2,615,178	(2,756,892)
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	(4,629,503)	3,056,205
Deferred financing costs	(100,000)	(200,000)
Purchase of treasury stock	(3,825)	—
Payments of notes payable	(27,103)	(25,469)
Proceeds from purchase of common stock through employee stock purchase plan	8,554	11,005
Payments of capital lease obligations	(10,241)	(39,199)
Net cash provided by (used in) financing activities	(4,762,118)	2,802,542
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,514	(641,245)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,634	767,296
CASH AND CASH EQUIVALENTS, END OF PERIOD	$164,148	$126,051

	Six Months Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$3,600	$—

Issuance of 884,451 and 3,285 shares of common stock for employee bonuses	$150,783	$43,327

Issuance of 18,037 shares of restricted common stock for services rendered	$—	$14,430

Issuance of 15,000 shares of restricted common stock for services to be rendered	$—	$5,550

Issuance of 137,852 shares of common stock for services rendered	$37,220	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$876,700	$845,127

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.             BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2008 on Form 10-K filed with the Securities and Exchange Commission on December 23, 2008.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. The accompanying condensed consolidated balance sheet as of September 30, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K.

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

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a property system upgrade to the new DIRECTV high definition programming platform (“HD Platform”) on certain properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” the Company receives from DIRECTV, except that the entire amount of the subsidy is recognized immediately.

On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allows the Company to continue to receive the upgrade subsidy from DIRECTV, under similar terms, through July 2009.  This letter agreement provides, however, for a minimum retention period of three years and may require a full refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period.  A majority of these properties have access agreements extending beyond the minimum three year period. For those properties that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was effective November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with United States GAAP. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have any effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have any effect on the Company’s financial statements since the Company did not elect the fair value option for any of its assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating whether the adoption of SFAS 141(R) will have a material impact on its financial statements.

2.             INCOME (LOSS) PER COMMON SHARE

The Company presents basic earnings (loss) per common share and, if applicable, diluted earnings per common share, pursuant to the provisions of SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the six months ended March 31, 2009, the basic earnings per share are based on the weighted average common shares outstanding. In applying the treasury stock method for the six months ended March 31, 2009, the effect of the assumed exercise of potentially dilutive stock options had no dilutive effect. For the six months ended March 31, 2008, and the three months ended March 31, 2009 and 2008, respectively, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive.

For the periods ended March 31, 2009 and 2008, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	March 31, 2009	March 31, 2008
Warrants	1,900,000	1,597,363
Options	2,631,944	2,740,000
Potentially dilutive common shares	4,531,944	4,337,363

3.             ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2009 and September 30, 2008, accounts receivable, trade, net of allowances, were $1,288,304 and $2,091,250, respectively.

Additionally, as of March 31, 2009 and September 30, 2008, there were other receivables in the amount of $51,533 and $1,011,600, respectively, as a result of proceeds from CSC Holdings, Inc. relating to the sale of subscribers and certain related property and equipment (see Note 7).

4.             COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2009 and 2008, the Company recognized share-based compensation expense for employees of $46,078 and $210,826, respectively, and $25,857 and $66,999 for the three months ended March 31, 2009 and 2008, respectively.

The fair values of options granted during the three months ended March 31, 2009 and 2008 were determined using a Black-Scholes option pricing model in accordance with SFAS No. 123(R) (revised 2004), Share-Based Payment, (“SFAS 123(R)”) based on the following weighted average assumptions:

	Six Months Ended
	March 31, 2009	March 31, 2008
Expected volatility	27%	26%-54%
Risk-free interest rate	2.56%-2.80%	3.97%-4.43%
Expected option term	4.1	4.1
Expected dividends	0%	0%

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 78,335 shares of restricted stock were issued during the three months ended June 30, 2008 with a fair value of $31,334 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $15,668 and $7,834 for the six and three months ended March 31, 2009, respectively.

During the three months ended March 31, 2009, 137,852 shares of common stock were issued as compensation for services rendered for $37,220. The entire $37,220 was accrued in the year ended in September 30, 2008, with such shares being issued in the current period.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended March 31, 2009:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,004,444	$0.94
Granted (weighted average fair value of $0.05 per share)	827,500	0.20
Expired / Forfeited	(200,000)	0.97
Exercised	—	—		$—
Outstanding at March 31, 2009	2,631,944	$0.70	2.9	$91,025
Exercisable at March 31, 2009	1,498,417	$1.02	2.0	$11,023

As of March 31, 2009, options to purchase 260,738 shares were available for grant under the Company’s 2001 Stock Option Plan. An additional noncash charge of approximately $105,000 is expected to vest and be recognized subsequent to March 31, 2009 over a weighted average period of 19 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

2001 Employee Stock Purchase Plan (“ESPP”):

During the six months ended March 31, 2009, the Company issued 41,698 shares of common stock for aggregate proceeds of $8,554 from employees who purchased shares under the ESPP through accrued payroll compensation. The purchase price per share under the ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the six and three months ended March 31, 2009 of $28,098 and $27,135, respectively.

During the six months ended March 31, 2009, the Company issued 893,451 shares of common stock from the ESPP for total year end bonus amounts of $152,313, which, pursuant to the ESPP, employees can apply up to 100% of a bonus award to the ESPP in return for common shares. Of the $152,313 bonus amounts, $150,783 was accrued in the year ended in September 30, 2008, but such shares were not issued until the current period.

During the six months ended March 31, 2009, the Company issued 28,000 shares of common stock for $6,320 in lieu of wages which were applied to the ESPP. Of the $6,320, $3,600 was accrued in the year ended in September 30, 2008, but such shares were not issued until the current period.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over the next twelve month period (subject to securities laws and other legal requirements), in open market transactions, up to an aggregate value of $1,000,000. This authorization does not obligate the Company to acquire any common stock, or any particular amount of common stock, or at any particular price. The specific timing and amount of the repurchase(s) will vary based on market conditions and other factors. The stock repurchase plan may be suspended, modified, extended or terminated by the Board of Directors at any time.  During the three months ended March 31, 2009, the Company repurchased 15,000 shares of common stock at an aggregate cost of $3,825.

Warrants:

During the six months ended March 31, 2009, no warrants were granted or exercised, and no warrants expired. As of March 31, 2009, 1,900,000 warrants remained outstanding at a weighted average exercise price of $0.68 per share.

5.             COMMITMENTS AND CONTINGENCIES

The Company has previously entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon four (4) weeks notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties incidental to the normal operations of the business. The Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position or results of operations.

6.             CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not materially changed.

The Credit Facility is secured by the assets of the Company. The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company was approximately $25.3 million at March 31, 2009.

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

The proceeds from the sale of subscribers to CSC Holdings and the improvements in operating cash flow and EBITDA (as adjusted), reduced the Company’s Credit Facility borrowing in the quarter ended March 31, 2009 to a total of $12,222,464, which is reflected in the accompanying consolidated balance sheet as of March 31, 2009, net of debt discount of $188,235. The outstanding principal is payable on June 30, 2013. As of March 31, 2009, $17,777,536 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph.

As a result of previously drawing into the second $5 million increment in the period ended March 31, 2007, the Company incurred an annual $50,000 deferred finance cost during the three months ended March 31, 2009 that will be amortized to interest expense using the straight-line method over a twelve month period ending in February 2010.

7.             GAIN ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On November 5, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,704,500. The total gain on the sale was $2,382,502.

On December 17, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $3,061,500. The total gain on the sale was $2,656,337.

8.             INCOME TAXES

The Company did not incur or record a provision for income tax for the quarter ended March 31, 2009 due to the expected utilization of the Company’s net operating loss carry forward.

9.             SUBSEQUENT EVENTS

On April 22, 2009, the Company signed another letter agreement with DIRECTV that allows the Company to receive an HD Platform upgrade subsidy from DIRECTV through July 2009, under similar terms to the August 15, 2008 letter agreement, for a specific list of properties totaling an additional 24,886 units.  This letter agreement contains the minimum three-year retention period language as set forth in the August 15, 2008 letter agreement, but also increases the per unit subsidy payment.

On April 23, 2009, the Company held its Annual General Meeting of Stockholders.  At this meeting the stockholders (i) re-elected two directors, (ii) approved the adoption of the 2009 Employee Stock Purchase Plan to replace the 2001 Employee Stock Purchase Plan, which had effectively issued all reserved shares of common stock, and (iii) ratified J.H. Cohn LLP to serve as the Company’s independent registered public accountants for fiscal 2009.

On May 1, 2009, the Company issued 30,000 shares of restricted common stock to an executive as part of his previously approved compensation package.

As of May 5, 2009, the Company, pursuant to its share repurchase plan, has repurchased an additional 79,562 shares of its common stock at a cost of $29,670, for a total repurchase to date of 94,562 shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations – Six and Three Months Ended March 31, 2009 Compared to Six and Three Months Ended March 31, 2008
•	Liquidity and Capital Resources - Six Months Ended March 31, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for potential additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, unexpected changes in regulatory requirements or the financial markets and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 23, 2008 for the period ending September 30, 2008.

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

The Company derives revenue through the sale of digital and analog satellite television programming and high-speed Internet services to owners and residents of MDUs and negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to provide digital satellite television and high-speed Internet services, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct Broadcast Satellite (“DBS”) (also called Direct to Home (“DTH”)) and Private Cable (“PC”) programming. The DBS or DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DBS, the Company exclusively offers DIRECTV® programming packages.  From the DBS or DTH offerings the Company receives the following revenue; (i) a substantial upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for connection to the property satellite network system, and (iv) occasional other marketing incentives from DIRECTV. Secondly, the Company offers a Private Cable video service where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price the Company charges subscribers for the private cable programming package. The Company provides the DBS, Private Cable and Internet services on an individual subscriber basis, but in many properties it provides these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. The principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

Despite these economic times and the generally poor condition of the financial markets, MDU Communications delivered favorable results during the quarter ended March 31, 2009.  During the quarter, the Company generated a 4% increase in revenue, a 59% increase in EBITDA (as adjusted), a 14% increase in average revenue per unit (“ARPU’) and a 12% reduction in its Credit Facility principal. In addition, the Company completed or commenced HD Platform upgrades on 12,000 more units, completed the CSC Holdings transition and began the process of transferring data to a new and more robust subscriber management system.

As mentioned above, the Company’s primary operational focus during the quarter ended March 31, 2009 was again the continued upgrade of its current properties and subscribers to the new DIRECTV HD Platform. During the quarter ended March 31, 2009, the Company upgraded 10,105 units in 43 properties to the new HD Platform and had 2,061 units in 10 properties that were work-in-process. Collectively, since the Company began its upgrade program, it has upgraded (or has upgrades in process at March 31, 2009) 265 properties containing 53,780 units and expects to have upgraded (or have upgrades in process) by June 30, 2009 approximately 375 properties containing 72,000 units.  However, under a new letter agreement signed with DIRECTV on April 22, 2009, DIRECTV is providing the Company with an additional and increased upgrade subsidy through July 2009 for a specific list of properties totaling 24,886 units.  This large upgrade undertaking by the Company (which was at the partial expense of organic growth) has resulted in a significant number of access agreement extensions and renewals, increased penetration rates, increased sale of advanced services and an increase in the Company’s DIRECTV subscriber residual, all of which positively impact the Company’s financial results and competitive status.

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

As a secondary operational focus, the Company completed the series of closings and property and subscriber transitions with CSC Holdings. All funds have been received by the Company and all subscribers have been transferred. Collectively, the $8,330,000 in proceeds from the transactions has been used to reduce the Credit Facility.

From a financial perspective, the Company’s revenue for the quarter ended March 31, 2009 increased 4% over the same period in fiscal 2008 to $5,838,312. This increase in revenue resulted in EBITDA (as adjusted and defined below) for the three months ended March 31, 2009 of $803,692, a 60% increase over the corresponding period in the previous fiscal year of $503,308.

The Company’s ARPU at March 31, 2009 was $33.74, a 14% increase over the year ended September 30, 2008 of $29.55. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company’s ARPU has been positively impacted by, (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 3.5% in DIRECTV’s fourth quarter to $90.46 per subscriber (as disclosed in DIRECTV’s December 31, 2008 public filings)), (ii) the DIRECTV HD Platform upgrade subsidy paid to the Company, and (iii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the associated services.

The Company planned for, and expected, slower subscriber growth during this fiscal quarter due to (i) its significant commitment to upgrade its current properties to the new DIRECTV HD Platform, (ii) its focus to convert its current properties from low margin private cable services to higher ARPU DIRECTV bulk services, (iii) a fiscal decision, dictated by these economic times, to conserve capital and improve its financial returns from previous capital investment in its portfolio of properties, instead of adding new subscribers, and (iv) the sale and transition of a certain number of subscribers to CSC Holdings.  During the quarter ended March 31, 2009, the Company experienced a net subscriber increase of 516 subscribers. As of March 31, 2009, the Company reports 59,758 total billable subscribers, a 13% reduction from the total billable subscribers reported one year ago.  The Company expects to increase its rate of subscriber growth later in fiscal 2009 as its HD Platform upgrade program approaches completion.

The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Mar. 31, 2008	Subscribers as of June 30, 2008	Subscribers as of Sept. 30, 2008	Subscribers as of Dec. 31, 2008	Subscribers as of Mar. 31, 2009
Bulk DTH –DIRECTV	15,016	15,249	15,382	12,478	12,925
DTH -DIRECTV Choice/Exclusive	11,269	11,547	10,790	11,037	11,802
Bulk Private Cable	20,084	20,179	17,194	14,586	13,609
Private Cable Choice or Exclusive	3,369	2,270	1,952	2,446	2,548
Bulk BCA -DIRECTV	8,527	8,687	10,337	9,505	9,549
Bulk ISP	6,173	6,394	5,911	5,215	5,215
ISP Choice or Exclusive	4,041	3,784	3,956	3,952	4,083
Voice	39	32	30	23	27
Total Subscribers	68,518	68,142	65,552	59,242	59,758

As of March 31, 2009, the Company had 16 properties and 6,085 units in work-in-process (“WIP”). During the quarter, the Company completed work on 1,354 units that moved out of WIP and started construction on 662 units that entered WIP. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter. The Company had 1,447 “under contract” subscribers in WIP at March 31, 2009, that the Company expects will become “billable” subscribers in the next few quarters.

Regarding its Voice over Internet (“VoIP”) service, the Company recently deployed this service to certain of its properties in a ‘soft’ launch, with a more expanded launch in the third and fourth fiscal quarters of 2009. To facilitate the bundling of its video, broadband and VoIP services, the Company is developing plans to ‘bundle’ its services onto a single billing platform.  The Company is in discussions with DIRECTV for such billing integration.

The Company has maintained for some time now that it has been significantly undervalued by the market. As a result, the Company announced on December 24, 2008, that it has authorized the repurchase of shares of its common stock over a twelve month period in open market transactions, up to an aggregate value of $1.0 million.  This authorization does not obligate the Company to acquire any particular amount of common stock, or at any particular price.  The specific timing and amount of the repurchases will vary based on market conditions and other factors and the plan may be suspended, modified, extended or terminated by the Board of Directors at any time.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six months ended March 31, 2009 and 2008, the Company reports positive EBITDA (as adjusted) of $7,221,772 and $623,020, respectively. For the three months ended March 31, 2009 and 2008, the Company reports positive EBITDA (as adjusted) of $803,692 and $503,308, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated income or net loss as computed under United States GAAP:

	For The Six Months Ended March 31,		For The Three Months Ended March 31,
	2009	2008	2009	2008
EBITDA	$7,221,772	$623,020	$803,692	$503,308
Interest Expense	(842,884)	(855,885)	(384,514)	(447,184)
Deferred finance costs and debt discount amortization (interest expense)	(143,631)	(164,658)	(71,815)	(86,495)
Provision for doubtful accounts	(85,888)	(72,637)	(60,696)	(21,966)
Depreciation and Amortization	(3,333,968)	(3,178,394)	(1,707,333)	(1,623,249)
Share-based compensation expense - employees	(46,078)	(210,826)	(25,857)	(66,999)
Compensation expense for issuance of common stock through employee stock purchase plan	(28,098)	(14,436)	(27,135)	(11,307)
Compensation expense for issuance of common stock for employee bonuses	(2,515)	(37,141)	(1,530)	(37,141)
Compensation expense for issuance of common stock for employee wages	(6,320)	—	(680)	—
Compensation expense accrued to be settled through the issuance of common stock	(2,504)	—	(7,089)	46,884
Compensation expense through the issuance of restricted common stock for services rendered	(15,668)	(39,950)	(7,834)	(26,450)

Net Income (Loss)	$2,714,218	$(3,950,907)	$(1,490,791)	$(1,770,599)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2009, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was effective November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with United States GAAP. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have any effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under SFAS 159, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have any effect on the Company’s financial statements since the Company did not elect the fair value option for any of its assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. The Company is currently evaluating whether the adoption of SFAS 141(R) will have a material impact on its financial statements.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO SIX MONTHS ENDED MARCH 31, 2008

The following table sets forth for the six months ended March 31, 2009 and 2008, the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008		Change ($)	Change (%)
REVENUE	$12,454,947	100%	$10,880,347	100%	$1,574,600	14%
Direct costs	5,044,279	40%	4,926,097	45%	118,182	2%
Sales expenses	570,126	4%	651,995	6%	(81,869)	-13%
Customer service and operating expenses	3,005,380	24%	2,866,779	27%	138,601	5%
General and administrative expenses	1,840,533	15%	2,172,853	20%	(332,320)	-15%
Depreciation and amortization	3,333,968	27%	3,178,394	29%	155,574	5%
(Gain) loss on sale of customers and related property and equipment	(5,038,839)	-40%	15,841	0%	(5,054,680)	-
OPERATING INCOME (LOSS)	3,699,500	30%	(2,931,612)	-27%	6,631,112	226%
Total other loss	(985,282)	-8%	(1,019,295)	-9%	34,013	-3%
NET INCOME (LOSS)	$2,714,218	22%	$(3,950,907)	-36%	$6,665,125	169%

Revenue.   Revenue for the six months ended March 31, 2009 increased 14% to $12,454,947 compared to revenue of $10,880,347 for the six months ended March 31, 2008. The revenue increase is mainly attributable to (i) the installation revenue from the DIRECTV HD Platform upgrade subsidy occurring in fiscal 2009, (ii) the continued conversion of subscribers from Private Cable to DTH services, and (iii) a higher percentage of customers subscribing to advanced services. The Company expects total revenue to continue to increase throughout fiscal 2009. Our six months revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived from the following sources:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
Private Cable programming revenue	$1,914,317	15%	$2,546,896	23%
DTH programming revenue and subsidy	6,586,632	53%	6,178,590	57%
Internet access fees	1,410,212	11%	1,334,203	12%
Installation fees, wiring and other revenue	2,543,786	21%	820,658	8%
Total Revenue	$12,454,947	100%	$10,880,347	100%

The decrease in Private Cable programming revenue is due to the sale of certain subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services. The increase in installation fees, wiring and other revenue is due mainly to the HD Platform upgrade subsidy and is expected to decline beginning in fiscal 2010.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased slightly to $5,044,279 for the six months ended March 31, 2009, as compared to $4,926,097 for the six months ended March 31, 2008, primarily attributable to higher programming costs and programming for the subscribers sold to CSC Holdings that was kept active during a transition period.  While the Company may experience a short term drop in direct costs due to the sale of subscribers, it expects a proportionate increase in direct costs as subscriber growth continues; however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, continue to decrease as a percent of revenue during the remainder of fiscal 2009.

Sales Expenses.   Sales expenses were $570,126, inclusive of $2,720 in noncash charges, for the six months ended March 31, 2009, compared to $651,995 for the six months ended March 31, 2008, a 2% reduction as a percent of revenue. Although new marketing initiatives to increase the subscriber base, including advertising new advanced services, are continuing, the Company expects a continued decrease in sales expense as a percent of revenue in fiscal 2009.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $3,005,380, inclusive of $1,530 in noncash charges, for the six months ended March 31, 2009, as compared to $2,866,779, inclusive of $1,077 in noncash charges, incurred for the six months ended March 31, 2008, a 3% decrease as a percent of revenue. These expenses are expected to remain flat in dollars throughout fiscal 2009 because the sale of subscribers to CSC Holdings will be offset by an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2009. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2009		Six Months Ended March 31, 2008
Call center expenses	$869,865	29%	$792,135	28%
General operation expenses	900,791	30%	902,352	31%
Property system maintenance expenses	1,234,724	41%	1,172,292	41%
Total customer service and operating expense	$3,005,380	100%	$2,866,779	100%

General and Administrative Expenses.   General and administrative expenses were $1,840,533 for the six months ended March 31, 2009, compared to $2,172,853 for the six months ended March 31, 2008, a 5% reduction as a percent of revenue. Of the general and administrative expenses for the six months ended March 31, 2009 and 2008, the Company had total noncash charges included of $182,821 and $373,913, respectively. These noncash charges are described below:

	Six Months Ended March 31,
	2009	2008
Total general and administrative expense	$1,840,533	$2,172,853

Noncash charges:
Share based compensation – employees (1)	46,078	210,826
Compensation expense through the issuance of restricted common stock for services rendered	15,668	39,950
Excess discount for the issuance of stock under stock purchase plan	28,098	14,436
Issuance of common stock for bonuses	7,089	36,064
Bad debt provision	85,888	72,637
Total noncash charges	182,821	373,913
Total general and administrative expense net of noncash charges	$1,657,712	$1,798,940
Percent of revenue	13%	17%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2009 and 2008 of $46,078 and $210,826, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 19 months is approximately $105,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $3,178,394 during the six months ended March 31, 2008 to $3,333,968 during the six months ended March 31, 2009, but decreased 2% as a percent of revenue. The dollar increase in depreciation and amortization is associated with additional equipment being deployed, including HD Platform upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $143,631 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the gain on the sale of customers and related plant and equipment, and inclusive of noncash charges of $3,664,670, discussed above, the Company reported net income of $2,714,218 for the six months ended March 31, 2009, compared to a net loss of $3,950,907 for the six months ended March 31, 2008.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

The following table sets forth for the three months ended March 31, 2009 and 2008, the percentages which selected items in the Statement of Operations bear to total revenue, and dollar and percentage changes between the periods:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008		Change ($)	Change (%)
REVENUE	$5,838,312	100%	$5,611,908	100%	$226,404	4%
Direct costs	2,447,581	42%	2,496,893	45%	(49,312)	-2%
Sales expenses	292,066	5%	313,655	6%	(21,589)	-7%
Customer service and operating expenses	1,448,507	25%	1,423,156	25%	25,351	2%
General and administrative expenses	978,097	17%	976,406	17%	1,691	0%
Depreciation and amortization	1,707,333	29%	1,623,249	29%	84,084	5%
(Gain) loss on sale of customers and related property and equipment	—	0%	15,841	0%	(15,841)	-
OPERATING LOSS	(1,035,272)	-18%	(1,237,292)	-22%	202,020	-16%
Total other loss	(455,519)	-8%	(533,307)	-10%	77,788	-15%
NET LOSS	$(1,490,791)	-26%	$(1,770,599)	-32%	$279,808	-16%

Revenue.   Revenue for the three months ended March 31, 2009 increased 4% to $5,838,312, compared to revenue of $5,611,908 for the three months ended March 31, 2008. The revenue increase is mainly attributable to (i) the installation revenue from the DIRECTV HD Platform upgrade subsidy occurring in fiscal 2009, (ii) the continued conversion of subscribers from Private Cable to DTH services, and (iii) a higher percentage of customers subscribing to advanced services. The Company expects total revenue to continue to increase throughout fiscal 2009 with the continuation of the DIRECTV HD Platform upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Private Cable programming revenue	$950,488	16%	$1,298,306	23%
DTH programming revenue and subsidy	3,216,732	55%	3,206,302	57%
Internet access fees	689,771	12%	702,103	13%
Installation fees, wiring and other revenue	981,321	17%	405,197	7%
Total Revenue	$5,838,312	100%	$5,611,908	100%

The decrease in Private Cable programming revenue is due to the sale of certain subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services. The increase in installation fees, wiring and other revenue is due mainly to the HD Platform upgrade subsidy and is expected to decline beginning in fiscal 2010.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs decreased slightly to $2,447,581 for the three months ended March 31, 2009, as compared to $2,496,893 for the three months ended March 31, 2008, primarily attributable to the reduction in programming costs from subscribers transitioned to CSC Holdings during the period. While the Company may experience a short term drop in direct costs due to the sale of subscribers, it expects a proportionate increase in direct costs as subscriber growth continues; however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, continue to decrease as a percent of revenue in fiscal 2009.

Sales Expenses.   Sales expenses were $292,066, inclusive of $680 in noncash charges, for the three months ended March 31, 2009, compared to $313,655 for the three months ended March 31, 2008, a 1% reduction as a percent of revenue. Although new marketing initiatives to increase its subscriber base and advertise advanced services are continuing, the Company expects a decrease in sales expense as a percent of revenue to continue in fiscal 2009.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,448,507, inclusive of $1,530 in noncash charges, and $1,423.156 for the three months ended March 31, 2009 and 2008, respectively. These expenses are expected to remain flat in dollars throughout fiscal 2009 because the sale of subscribers to CSC Holdings will be offset by an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Call center expenses	$427,322	29%	$436,780	31%
General operation expenses	428,049	30%	435,877	30%
Property system maintenance expenses	593,136	41%	550,499	39%
Total customer service and operating expense	$1,448,507	100%	$1,423,156	100%

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2009 and 2008 remained flat at $978,097 and $976,406, respectively. Of the general and administrative expenses for the three months ended March 31, 2009 and 2008, the Company had total noncash charges included of $128,611 and $116,979, respectively. These noncash charges are described below:

	Three Months Ended March 31,
	2009	2008
Total general and administrative expense	$978,097	$976,406

Noncash charges:
Share based compensation – employees (1)	25,857	66,999
Compensation expense through the issuance of restricted common stock for services rendered	7,834	26,450
Excess discount for the issuance of stock under stock purchase plan	27,135	11,307
Issuance of common stock for bonuses	7,089	—
Provision for compensation expense settled through the issuance of common stock	—	(9,743)
Bad debt provision	60,696	21,966
Total noncash charges	128,611	116,979
Total general and administrative expense net of noncash charges	$849,486	$859,427
Percent of revenue	15%	15%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended March 31, 2009 and 2008 of $25,857 and $66,999, respectively, amortized over the requisite vesting period,. The total share-based compensation expense not yet recognized and expected to vest over the next 19 months is approximately $105,000.

Other Noncash Charges.   Depreciation and amortization expenses increased from $1,623,249 from the three months ended March 31, 2008 to $1,707,333 for the three months ended March 31, 2009. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $71,815 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and noncash charges of $1,909,969, the Company reported a net loss of $1,490,791 for the three months ended March 31, 2009, compared to a net loss of $1,770,599 for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year credit facility (“Credit Facility”) to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a long-term funding solution to the Company’s subscriber growth capital requirements. The $20 million Credit Facility (subject to a borrowing base) is a non-amortizing five-year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings, despite the availability of more capital through an increasing borrowing base. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to its $20 million revolving five year credit facility. The senior secured Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not materially changed.

The Credit Facility is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1% and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%.

The Company is under no obligation to draw any of the new increments. To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing twelve month basis or a pro-forma basis, of $1 million, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing twelve month basis or pro-forma basis, of $3 million, and (ii) 65,000 subscribers.

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

As of March 31, 2009, the Company reduced the borrowing under the Credit Facility by $4,629,503 and has borrowed a total of $12,222,464 which is due on June 30, 2013.

The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through March 31, 2010.

The Company did not incur or record a provision for income tax for the quarter ended March 31, 2009 due to the expected utilization of the Company’s net operating loss carry forward. This net operating loss carry forward expires on various dates through 2027; therefore, the Company should not incur cash needs for income taxes.

SIX MONTHS ENDED MARCH 31, 2009

During the six months ended March 31, 2009 and 2008, we recorded net income of $2,714,218 and a net loss of $3,950,907, respectively. At March 31, 2009, we had an accumulated deficit of $48,950,177.

Cash Balance.   At March 31, 2009, we had cash and cash equivalents of $164,148, compared to $60,634 at September 30, 2008. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2009, we reduced the amount borrowed against the Credit Facility by $4,629,503.

Operating Activities.   Net cash used in operating activities included a decrease of $929,850 and $784,492 in our accounts payable and other accrued liabilities during the six months ended March 31, 2009 and 2008, respectively. Additionally, during the six months ended March 31, 2009 and 2008, accounts and other receivables decreased $1,612,900, primarily from the sale of customers and property and equipment to CSC Holdings and receipts from the sale from escrow, and $302,631, respectively. Our net income for the six months ended March 31, 2009 was $2,714,218, compared to a net loss of $3,950,907 for the six months ended March 31, 2008, were inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $3,664,670 and $3,718,042 for the six month periods ended March 31, 2009 and 2008, respectively.

As at March 31, 2009, we had negative working capital of approximately $413,000, compared to positive working capital of approximately $193,000 as at September 30, 2008. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2009. We believe that we have the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least March 31, 2010.

Investing Activities.   During the six months ended March 31, 2009 and 2008, we purchased $3,088,322 and $2,690,268, respectively, of equipment relating to subscriber additions and HD Platform upgrades during the periods and for future periods.  During the six months ended March 31, 2009, we received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings.

During the six months ended March 31, 2008, we received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120. During the six months ended March 31, 2008, we paid $79,744 for the acquisition of intangible assets and related fees.

Financing Activities.   During the six months ended March 31, 2009, we used $37,344 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $8,554 from 41,698 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the six months ended March 31, 2009, we incurred $100,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $4,629,503. The Company also repurchased 15,000 shares of its common stock at an aggregate cost of $3,825.

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

As of March 31, 2009 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 23, 2008, and Part II, “Item 1A Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008. There have been no material changes to the Company’s Risk Factors as of March 31, 2009.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended March 31, 2009:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of program	Approximate dollar value of shares still available to be purchased under the program
1/1/09 – 1/31/09	-		$-	-	$1,000,000
2/1/09 – 2/28/09	-		-	-	1,000,000
3/1/09 – 3/31/09	15,000		$0.255	15,000	$996,175
Total	15,000	$		15,000

On December 24, 2008, the Company’s Board of Directors authorized the repurchase of shares of its common stock over a twelve month period in open market transactions, up to an aggregate value of $1.0 million.  This authorization does not obligate the Company to acquire any particular amount of common stock, or at any particular price.  The specific timing and amount of the repurchases will vary based on market conditions and other factors and the plan may be suspended, modified, extended or terminated by the Board of Directors at any time.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2009, the Company held its Annual General Meeting of Stockholders in Totowa, New Jersey. Three issues were put forth to the stockholders: (i) election of directors, (ii) adoption of the 2009 Employee Stock Purchase Plan, and (iii) ratification of appointment of independent registered public accountants for fiscal 2009.

On the issue of election of directors, out of the 47,613,561 shares voted by proxy or at the meeting: 41,233,462 voted in favor of J.E. “Ted” Boyle and 6,380,099 withheld; 42,268,531 voted in favor of Carolyn Howard and 5,345,030 withheld. Both nominated directors were elected for their respective terms. For a list of directors and short biography of each, please reference the Proxy Statement mailed to stockholders on or about March 13, 2009 and filed with the Securities and Exchange Commission on January 29, 2009.

On the issue of adoption of the 2009 Employee Stock Purchase Plan, out of the 34,982,129 non-broker votes cast, voted by proxy or at the meeting: 28,699,309 shares voted in favor, 6,282,530 shares against, with 290 abstaining.  The 2009 Employee Stock Purchase Plan was duly adopted.

On the issue of appointment of the independent registered public accountants, out of the shares voted by proxy or at the meeting: 46,574,248 voted in favor, 673,538 voted against, with 22,475 abstaining.  The Independent Registered Public Accounting Firm of J.H. Cohn LLP was appointed for fiscal 2009.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 13, 2009	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 13, 2009	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration