Form 10-Q
period 2009-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2009-08-12
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
Large accelerated filer   ☐ Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2009
Common Stock, $0.001 par value per share	53,146,854 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and September 30, 2008 (See Note 1)

	June 30,	September 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$655,185	$60,634
Accounts and other receivables, net of an allowance of $470,423 and $394,960	1,963,532	3,102,850
Prepaid expenses and deposits	468,790	541,612
TOTAL CURRENT ASSETS	3,087,507	3,705,096

Telecommunications equipment inventory	829,795	682,818
Property and equipment, net of accumulated depreciation of $20,661,314 and $17,283,584	21,337,565	21,738,007
Intangible assets, net of accumulated amortization of $6,210,251 and $5,338,356	2,357,927	2,988,557
Deposits, net of current portion	64,594	63,037
Deferred financing costs, net of accumulated amortization of $597,673 and $415,446	426,046	508,273
TOTAL ASSETS	$28,103,434	$29,685,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,524,759	$1,583,352
Other accrued liabilities	945,746	1,287,091
Current portion of deferred revenue	1,056,963	578,841
Note payable	9,322	50,290
Capital lease obligations	556	12,431
TOTAL CURRENT LIABILITIES	3,537,346	3,512,005

Deferred revenue, net of current portion	308,004	379,966
Credit line borrowing, net of debt discount	13,582,629	16,641,586
TOTAL LIABILITIES	17,427,979	20,533,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,256,465 and 52,005,464 shares issued and 53,109,354 and 52,005,464 outstanding	53,256	52,005
Additional paid-in capital	61,125,335	60,764,621
Accumulated deficit	(50,446,963)	(51,664,395)
Less: Treasury stock; 147,111 shares	(56,173)	—
TOTAL STOCKHOLDERS’ EQUITY	10,675,455	9,152,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,103,434	$29,685,788

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$18,239,725	$17,138,127	$5,784,778	$6,257,780

OPERATING EXPENSES
Direct costs	7,470,045	7,468,119	2,425,766	2,542,022
Sales expenses	978,941	955,890	408,815	303,895
Customer service and operating expenses	4,381,923	4,386,747	1,376,543	1,504,127
General and administrative expenses	2,750,201	3,108,498	909,668	935,645
Depreciation and amortization	5,062,042	4,851,530	1,728,074	1,673,136
Gain on sale of customers and plant and equipment	(5,049,473)	—	(10,634)	—
TOTALS	15,593,679	20,770,784	6,838,232	6,958,825

OPERATING INCOME (LOSS)	2,646,046	(3,632,657)	(1,053,454)	(701,045)

Other income (expense)
Interest income	1,372	1,396	139	148
Interest expense	(1,429,986)	(1,582,827)	(443,471)	(562,284)
NET INCOME (LOSS)	$1,217,432	$(5,214,088)	$(1,496,786)	$(1,263,181)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.10)	$(0.03)	$(0.02)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.02	$(0.10)	$(0.03)	$(0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	52,665,721	51,769,295	53,076,098	51,920,237
Diluted	52,807,001	51,769,295	53,076,098	51,920,237

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2009
(Unaudited)

					Additional
	Common stock		Treasury stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 1, 2008	52,005,464	$52,005	-	$-	$60,764,621	$(51,664,395)	$9,152,231
Issuance of common stock through employee stock purchase plan	69,698	70			42,902		42,972
Issuance of common stock for employee bonuses	893,451	893			151,420		152,313
Issuance of common stock for compensation for services rendered	137,852	138			37,082		37,220
Issuance of restricted common stock for compensation for services rendered	150,000	150			59,250		59,400
Share-based compensation - employees					70,060		70,060
Treasury stock purchase			(147,111)	(56,173)			(56,173)
Net income						1,217,432	1,217,432
Balance, June 30, 2009	53,256,465	$53,256	(147,111)	$(56,173)	$61,125,335	$(50,446,963)	$10,675,455

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2009 and 2008
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$1,217,432	$(5,214,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt provision	89,212	107,056
Depreciation and amortization	5,062,042	4,851,530
Share-based compensation expense - employees	70,060	264,522
Share-based compensation expense - nonemployees	—	5,400
Charge to interest expense for amortization of deferred financing costs and debt discount	215,445	251,154
Compensation expense for issuance of common stock through employee stock purchase plan	28,098	17,085
Compensation expense for issuance of common stock for employee bonuses	1,530	37,141
Compensation expense for issuance of common stock for employee services	2,720	4,560
Compensation expense for issuance of restricted common stock	39,530	60,522
Compensation expense accrued to be settled through the issuance of common stock	23,695	6,296
(Gain) Loss on sale of customers and property and equipment	(5,049,473)	57,164
Loss on write-off of property and equipment	82,455	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	985,080	232,384
Prepaid expenses and deposits	91,135	(3,565)
Accounts payable	(58,593)	(141,744)
Other accrued liabilities	(173,437)	(509,597)
Deferred revenue	406,160	(132,350)
Net cash provided by (used in) operating activities	3,033,091	(106,530)
INVESTING ACTIVITIES
Purchase of property and equipment	(4,566,157)	(4,026,979)
Proceeds from the sale of customers and property and equipment	5,718,500	—
Acquisition of intangible assets	(298,246)	(267,181)
Net cash provided by (used in) investing activities	854,097	(4,294,160)
FINANCING ACTIVITIES
Net proceeds from (repayments of ) credit line borrowing	(3,092,175)	4,097,537
Deferred financing costs	(100,000)	(215,000)
Purchase of treasury stock	(56,173)	—
Payments of notes payable	(40,968)	(38,491)
Proceeds from purchase of common stock through employee stock purchase plan	8,554	14,744
Payments of capital lease obligations	(11,875)	(59,779)
Net cash provided by (used in) financing activities	(3,292,637)	3,799,011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	594,551	(601,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,634	767,296
CASH AND CASH EQUIVALENTS, END OF PERIOD	$655,185	$165,617

.
	Nine Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$3,600	$—

Issuance of 884,451 and 120,694 shares of common stock for employee bonuses	$150,783	$43,327

Issuance of 18,037 shares of restricted common stock for services rendered	$—	$14,430

Issuance of 100,000 and 15,000 shares of restricted common stock for services to be rendered	$40,000	$29,812

Issuance of 137,852 shares of common stock for services rendered	$37,220	$—

Issuance of warrants in connection with credit line agreement	$—	$45,000

Issuance of warrants for share-based compensation expense - nonemployees	$—	$8,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,254,600	$1,314,237

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

The Company evaluated subsequent events through August 13, 2009, the date of financial statement issuance.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

Change in Recognition of Certain Revenue Due to DIRECTV Letter Agreement:

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allowed the Company to receive from DIRECTV an upgrade subsidy when it completed a property system upgrade to the new DIRECTV high definition programming platform (“HD Platform”) on certain properties to which the Company currently was providing DIRECTV services. The Company was required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers were complete. This subsidy is treated as revenue, similar to the “activation fee” the Company receives from DIRECTV, except that the entire amount of the subsidy is recognized immediately.

On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allowed the Company to continue to receive the upgrade subsidy from DIRECTV, under similar terms, through July 2009, at which time, the upgrade program will generally end, except for special authorizations.  This letter agreement provides, however, for a minimum retention period of three years and may require a full refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period.  A majority of these properties have access agreements extending beyond the minimum three year period. For those properties that have access agreements with a remaining term of shorter than three years, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement, starting with the quarter ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, which amends the factors considered in determining the fair value of assets and liabilities under FASB Statement No. 157, Fair Value Measurement. The intent of this Staff Position is to address concerns that SFAS No. 157 did not provide sufficient guidance on how to measure fair value when markets for financial assets that were previously active are no longer active. This Staff Position is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under FASB Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

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

2.             EARNINGS (LOSS) PER COMMON SHARE

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

For the nine months ended June 30, 2009, the basic earnings per share are based on the weighted average common shares outstanding. In applying the treasury stock method for the nine months ended June 30, 2009, the effect of the assumed exercise of potentially dilutive stock options was an additional 141,280 shares. For the nine months ended June 30, 2008, and the three months ended June 30, 2009 and 2008, respectively, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive.

For the periods ended June 30, 2009 and 2008, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	June 30, 2009	June 30, 2008
Warrants	1,900,000	2,347,363
Options	2,591,944	2,430,000
Potentially dilutive common shares	4,491,944	4,777,363

3.             ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2009 and September 30, 2008, accounts receivable, trade, net of allowances, were $1,963,532 and $2,091,250, respectively.

There were no other receivables as of June 30, 2009, however, as of September 30, 2008, there were other receivables in the amount of $1,011,600 as a result of proceeds from CSC Holdings, Inc. relating to the sale of subscribers and certain related property and equipment being held in escrow, which was collected (see Note 7).

4.             COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense for employees of $70,060 and $264,522, respectively, and $23,982 and $53,696 for the three months ended June 30, 2009 and 2008, respectively. Additionally, as a result of the extension of a warrant agreement to a consultant for additional consulting services, the Company recognized share-based compensation expense for non-employees, based on grant date fair values, of $5,400 during the three months ended June 30, 2008.

The fair values of options granted during the nine months ended June 30, 2009 and 2008 were determined using a Black-Scholes option pricing model in accordance with SFAS No. 123(R) (revised 2004), Share-Based Payment, (“SFAS 123(R)”) based on the following weighted average assumptions:

	Nine Months Ended
	June 30, 2009	June 30, 2008
Expected volatility	27%	26%
Risk-free interest rate	2.56%-2.80%	3.56%
Expected option term	4.1	4.1
Expected dividends	0%	0%

During the three months ended June 30, 2009, members of the Board of Directors were granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 120,000 shares of restricted stock were issued during the three months ended June 30, 2009 with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $8,000 for the three months ended June 30, 2009.

During the three months ended June 30, 2009, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,400 as compensation expense based on the quoted market price at the grant date.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 78,335 shares of restricted stock were issued during the three months ended June 30, 2008 with a fair value of $31,334 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $18,278 and $2,610 for the nine and three months ended June 30, 2009, respectively. Additionally, one new Director was granted 20,000 shares of restricted common stock as part of his approved compensation for Board service partially in fiscal 2008 and in fiscal 2009. The grant had a fair value of $7,400 based on the quoted market price at the grant date to be recognized during the next twelve months. As a result, the Company recognized compensation expense of $1,850 for the nine and three months ended June 30, 2009.

During the nine months ended June 30, 2009, 137,852 shares of common stock were issued as compensation for services rendered for $37,220. The entire $37,220 was accrued in the year ended in September 30, 2008, with such shares being issued during fiscal 2009.

Employee Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2009:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2008	2,004,444	$0.94
Granted (weighted average fair value of $0.05 per share)	827,500	0.20
Expired / Forfeited	(240,000)	1.15
Exercised	—	—		—
Outstanding at June 30, 2009	2,591,944	$0.68	2.7	$291,508
Exercisable at June 30, 2009	1,607,790	$0.79	2.0	$63,418

As of June 30, 2009, options to purchase 300,738 shares were available for grant under the Company’s 2001 Stock Option Plan. An additional noncash charge of approximately $81,500 is expected to vest and be recognized subsequent to June 30, 2009 over a weighted average period of 16 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

On October 23, 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “2001 ESPP”) and 2,800,000 shares of Company common stock were reserved. During the nine months ended June 30, 2009, the Company issued 41,698 shares of common stock for aggregate proceeds of $8,554 from employees who purchased shares under the 2001 ESPP through accrued payroll compensation. The purchase price per share under the 2001 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the nine and three months ended June 30, 2009 of $28,098 and $17,085, respectively.

During the nine months ended June 30, 2009, the Company issued 893,451 shares of common stock from the 2001 ESPP for total year end bonus amounts of $152,313, which, pursuant to the 2001 ESPP, employees can apply up to 100% of a bonus award to the 2001 ESPP in return for common shares. Of the $152,313 bonus amounts, $150,783 was accrued in the year ended in September 30, 2008, but such shares were not issued until fiscal 2009.

During the nine months ended June 30, 2009, the Company issued 28,000 shares of common stock for $6,320 in lieu of wages which were applied to the 2001 ESPP. Of the $6,320, $3,600 was accrued in the year ended in September 30, 2008, but such shares were not issued until fiscal 2009.

On April 23, 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) to replace the 2001 ESPP, with a reservation of 1,500,000 shares of common stock. The 2009 Employee Stock Purchase Plan is in all material respects similar to the 2001 ESPP. No shares of common stock are to be issued from the 2009 ESPP until such shares are registered with the Securities and Exchange Commission.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period (subject to securities laws and other legal requirements), in open market transactions, up to an aggregate value of $1,000,000. This authorization does not obligate the Company to acquire any common stock, or any particular amount of common stock, or at any particular price. The specific timing and amount of the repurchase(s) will vary based on market conditions and other factors. The stock repurchase plan may be suspended, modified, extended or terminated by the Board of Directors at any time.  During the nine and three months ended June 30, 2009, the Company repurchased 147,111 and 132,111 shares of common stock, respectively, at an aggregate cost of $56,173 and $52,348, respectively.

Warrants:

During the nine months ended June 30, 2009, no warrants were granted or exercised, and no warrants expired. As of June 30, 2009, 1,900,000 warrants remained outstanding at a weighted average exercise price of $0.68 per share.

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

The Credit Facility is secured by the assets of the Company. The amount that the Company can draw from the Credit Facility is equal to the Company’s borrowing base which, in large part, is determined by future revenue and costs accruing from the Company’s access agreements. The borrowing base of the Company was approximately $27.4 million at June 30, 2009.

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

The proceeds from the sale of subscribers to CSC Holdings and the improvements in operating cash flow and EBITDA (as adjusted) reduced the Company’s Credit Facility borrowing for the nine months ended June 30, 2009 to a total of $13,759,792, which is reflected in the accompanying consolidated balance sheet as of June 30, 2009, net of debt discount of $177,163. The outstanding principal is payable on June 30, 2013. As of June 30, 2009, $16,240,208 remains available for borrowing under the Credit Facility, subject to borrowing base limitations and the EBITDA and subscriber covenants described in the preceding paragraph.

As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense, using the straight-line method over a twelve month period, for the nine and three months ended June 30, 2009, $182,227 and $60,742, respectively.

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

On April 30, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $15,000. The total gain on the disposal was $10,634.

8.             ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the nine months ended June 30, 2009, the Company acquired assets in 19 properties (including those of Rocket Broadband Networks, previously announced) containing 6,794 units in the amount of $477,235, representing inventory, fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$135,253
Inventory	43,735
Amortizable intangible assets	298,247
Total acquisition cost of all acquired access agreements and equipment during the nine months ended June 30, 2009	$477,235

9.             INCOME TAXES

The Company did not incur or record a provision for income tax for the quarter ended June 30, 2009 due to the expected utilization of the Company’s net operating loss carry forward.

10.           FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities at June 30, 2009 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The note payable carrying value at June 30, 2009 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt.

11.          SUBSEQUENT EVENTS

On July 24, 2009, a consultant exercised 150,000 warrants to purchase common stock, for which 37,500 shared of restricted common stock were issued and 112,500 warrants were surrendered back to the Company in a cashless transaction.

On July 30, 2009, the Company received consents to assignment, and therefore completed a second closing of the previously announced asset acquisition of Rocket Broadband Networks, Inc. for 7 properties containing 897 units for consideration of $151,560.

On July 31, 2009, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 to register 1,500,000 shares of common stock reserved under the 2009 Employee Stock Purchase Plan.

As of August 10, 2009, the Company, pursuant to its share repurchase plan, repurchased an additional 27,312 shares of its common stock since June 30, 2009 at a cost of $12,151, for a total of 174,423 shares of common stock at a cost of $68,324 being repurchased under the plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations – Nine and Three Months Ended June 30, 2009 Compared to Nine and Three Months Ended June 30, 2008
•	Liquidity and Capital Resources - Nine Months Ended June 30, 2009

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

SUMMARY OF RESULTS AND RECENT EVENTS

The Company continued its trend of upward growth in its third fiscal quarter as it wound down the satellite system upgrade effort in its current properties to the new DIRECTV HD Platform. Revenue for the nine months was up 6% over the prior year period and EBITDA (as adjusted) was up 362% over the prior year period, due mainly to the gain on sale of assets to CSC Holdings. The Company’s average revenue per unit (“ARPU”) was up 11% over fiscal 2008.

The Company’s primary operational focus during the quarter ended June 30, 2009, and for the eighteen months prior, was the upgrade of its current properties and subscribers to the new DIRECTV HD Platform. During the quarter ended June 30, 2009, the Company upgraded another 6,154 units in 29 properties to the new HD Platform and had 7,227 units in 42 properties that were work-in-process. Collectively, since the Company began its upgrade program, it has upgraded (or has upgrades in process at July 30, 2009) 367 properties containing 72,263 units. This large upgrade undertaking by the Company (which was at the partial expense of organic growth) has resulted in a significant number of access agreement extensions and renewals, increased penetration rates, increased sale of advanced services and an increase in the Company’s DIRECTV subscriber residual, all of which have positively impacted the Company’s financial results and competitive status. The continued launch and advertising campaign from the new DIRECTV HDTV programming and associated services will continue to provide incremental revenue and improved penetration rates within Company properties.

The Company’s ARPU at June 30, 2009 was $32.89, an 11% increase over the year ended September 30, 2008 of $29.55. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company’s ARPU has been positively impacted by, (i) an increasing DIRECTV ARPU, (ii) the DIRECTV HD Platform upgrade subsidy paid to the Company, and (iii) a general increase in recurring revenue (and increasing penetration rates) realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the purchasing of advanced and associated services by subscribers.

With resources and capital being freed up from the expansive property DIRECTV HD Platform upgrade program, the Company began planning for increased organic and acquisition growth. During the quarter ended June 30, 2009, the Company experienced a subscriber increase of 3,050, however, that number was reduced by 870 subscribers for seasonal disconnects typical for this time of year, for a net subscriber total of 2,180 subscribers. As of June 30, 2009, the Company reports 61,938 total billable subscribers, a 9% reduction from the total billable subscribers reported one year ago, due to the previous sale of subscribers to CSC Holdings.  The Company is planning a three-fold approach to growth, (i) acquisition of system operators  severely constrained by the credit crisis, (ii) organic growth through new right of entry opportunities, and (iii) increased penetration rates from the significant Company investment in its currently deployed properties for the DIRECTV HD Platform upgrades. With growth in mind, on June 30, 2009, the Company executed an agreement to acquire 3,938 subscribers and related assets from New York based Rocket Broadband Networks, Inc. These subscribers are located in 31 multi-family properties, which represent over 9,100 total units passed by wire.  Concurrent with the signing of the agreement, the Company closed on the initial purchase of 2,512 subscribers located in 18 properties.  On July 30, 2009, the Company completed a second round closing of 7 more properties for which consents to assignment were received. The Company expects to close the remainder of the properties by the end of August upon obtaining certain other consents. In addition, the Company is in engaged in acquisition-related discussions with approximately six other operators as part of the Company’s new acquisition strategy. Regarding  new sales opportunities, the Company has hired two new sales directors and two new account executives, all of whom have significant sales experience. Regarding growth in currently deployed properties, the Company has assembled teams of direct sales representatives to assist its own employees in creating additional demand in the newly upgraded DIRECTV HD Platform properties. The Company has increased its direct mail offerings and is launching its new eNewsletter targeting multi-family property owners, managers and developers. The Company is experiencing a lift in penetration rates and hopes to continue to capitalize on its HD upgrade investment.

The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of June 30, 2008	Subscribers as of Sept. 30, 2008	Subscribers as of Dec. 31, 2008	Subscribers as of Mar. 31, 2009	Subscribers as of June 30, 2009
Bulk DTH –DIRECTV	15,249	15,382	12,478	12,925	13,058
DTH -DIRECTV Choice/Exclusive	11,547	10,790	11,037	11,802	11,920
Bulk Private Cable	20,179	17,194	14,586	13,609	13,986
Private Cable Choice/ Exclusive	2,270	1,952	2,446	2,548	3,400
Bulk BCA -DIRECTV	8,687	10,337	9,505	9,549	9,925
Bulk ISP	6,394	5,911	5,215	5,215	5,315
ISP Choice or Exclusive	3,784	3,956	3,952	4,083	4,302
Voice	32	30	23	27	32
Total Subscribers	68,142	65,552	59,242	59,758	61,938

As of June 30, 2009, the Company had 12 properties and 2,940 units in work-in-process (“WIP”). During the quarter, the Company completed work on 3,374 units that moved out of WIP and started construction on 229 units that entered WIP. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter. The Company had 1,140 “under contract” subscribers in WIP at June 30, 2009 that the Company expects will become “billable” subscribers in the next few quarters.

The Company continues to repurchase shares of its common stock pursuant to the stock repurchase plan that was announced on December 24, 2008. This plan authorizes the repurchase of Company shares of common stock over a twelve month period in open market transactions, up to an aggregate value of $1.0 million.  To date, the Company has repurchased 174,423 of its shares of common stock. The specific timing and amount of the repurchases will vary based on market conditions and other factors and the plan may be suspended, modified, extended or terminated by the Board of Directors at any time.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the nine months ended June 30, 2009 and 2008, the Company reports positive EBITDA (as adjusted) of $7,964,305 and $1,722,851, respectively. For the three months ended June 30, 2009 and 2008, the Company reports positive EBITDA (as adjusted) of $742,533 and $1,099,831, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net income or net loss as computed under United States GAAP:

	For The Nine Months Ended June 30,		For The Three Months Ended June 30,
	2009	2008	2009	2008
EBITDA	$7,964,305	$1,722,851	$742,533	$1,099,831
Interest Expense	(1,214,541)	(1,331,673)	(371,657)	(475,788)
Deferred financing costs and debt discount amortization (interest expense)	(215,445)	(251,154)	(71,814)	(86,496)
Provision for doubtful accounts	(89,212)	(107,056)	(3,324)	(34,419)
Depreciation and Amortization	(5,062,042)	(4,851,530)	(1,728,074)	(1,673,136)
Share-based compensation expense - employees	(70,060)	(264,522)	(23,982)	(53,696)
Compensation expense for issuance of common stock through employee stock purchase plan	(28,098)	(17,085)	—	(2,649)
Compensation expense for issuance of common stock for employee bonuses	(1,530)	(37,141)	—	—
Compensation expense for issuance of common stock for employee wages	(2,720)	(4,560)	—	(4,560)
Compensation expense accrued to be settled through the issuance of common stock	(23,695)	(6,296)	(16,606)	(6,296)
Compensation expense through the issuance of restricted common stock for services rendered	(39,530)	(60,522)	(23,862)	(20,572)
Share-based compensation expense - nonemployees	—	(5,400)	—	(5,400)
Net Income (Loss)	$1,217,432	$(5,214,088)	$(1,496,786)	$(1,263,181)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2009, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 157-4, which amends the factors considered in determining the fair value of assets and liabilities under FASB Statement No. 157, Fair Value Measurement. The intent of this Staff Position is to address concerns that SFAS No. 157 did not provide sufficient guidance on how to measure fair value when markets for financial assets that were previously active are no longer active. This Staff Position is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this Staff Position is to improve the consistency between the useful life of a recognized intangible asset under Statement No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations. This Staff Position shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the effect of FAS No. 142-3 on its consolidated financial statements.

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

NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO NINE MONTHS ENDED JUNE 30, 2008

The following table sets forth for the nine months ended June 30, 2009 and 2008, the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008		Change ($)	Change (%)
REVENUE	$18,239,725	100%	$17,138,127	100%	$1,101,598	6%
Direct costs	7,470,045	41%	7,468,119	44%	1,926	0%
Sales expenses	978,941	5%	955,890	6%	23,051	2%
Customer service and operating expenses	4,381,923	24%	4,386,747	25%	(4,824)	0%
General and administrative expenses	2,750,201	15%	3,108,498	18%	(358,297)	-12%
Depreciation and amortization	5,062,042	28%	4,851,530	28%	210,512	4%
Gain on sale of customers and related property and equipment	(5,049,473)	-28%	-	0%	(5,049,473)	-
OPERATING INCOME (LOSS)	2,646,046	15%	(3,632,657)	-21%	6,278,703	173%
Total other expense	(1,428,614)	-8%	(1,581,431)	-9%	152,817	-10%
NET INCOME (LOSS)	$1,217,432	7%	$(5,214,088)	-30%	$6,431,520	123%

Revenue.   Revenue for the nine months ended June 30, 2009 increased 6% to $18,239,725, compared to revenue of $17,138,127 for the nine months ended June 30, 2008. The revenue increase is mainly attributable to (i) the installation revenue from the DIRECTV HD Platform upgrade subsidy occurring in fiscal 2009, (ii) the continued conversion of subscribers from Private Cable to DTH services, and (iii) a higher percentage of customers subscribing to advanced services. The Company expects total revenue to continue to increase throughout fiscal 2009. Our nine months revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived from the following sources:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
Private cable programming revenue	$2,816,877	15%	$3,747,512	22%
DTH programming revenue and subsidy	9,789,798	53%	9,419,939	55%
Internet access fees	2,082,672	11%	2,049,819	12%
Installation fees, wiring and other revenue	3,550,378	21%	1,920,857	11%
Total Revenue	$18,239,725	100%	$17,138,127	100%

The decrease in Private Cable programming revenue is due to the sale of certain subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services during the periods. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services. The increase in installation fees, wiring and other revenue is due mainly to the HD Platform upgrade subsidy and is expected to decline beginning in fiscal 2010.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs were flat at $7,470,045 for the nine months ended June 30, 2009, as compared to $7,468,119 for the nine months ended June 30, 2008.  The Company expects a proportionate dollar increase in direct costs as subscriber growth continues; however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, continue to decrease as a percent of revenue during the remainder of fiscal 2009.

Sales Expenses.   Sales expenses were $978,941, inclusive of $2,720 in noncash charges, for the nine months ended June 30, 2009, compared to $955,890 for the nine months ended June 30, 2008, a 1% reduction as a percent of revenue. With the conversion of many of its properties to the new HD Platform, new marketing initiatives to increase the subscriber base, including advertising new advanced services, have begun and will continue.   The Company expects an increase in sales expense in dollars and probably as a percent of revenue for the remainder of fiscal 2009.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,381,923, inclusive of $1,530 in noncash charges, for the nine months ended June 30, 2009, as compared to $4,386,747, inclusive of $3,293 in noncash charges, incurred for the nine months ended June 30, 2008, a 2% decrease as a percent of revenue. These expenses are expected to remain flat in dollars throughout fiscal 2009 and the reduction in costs due to subscribers sold to CSC Holdings will be offset by an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties. The Company anticipates these expenses to decrease as a percent of revenue in fiscal 2009. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2009		Nine Months Ended June 30, 2008
Call center expenses	$1,311,127	30%	$1,222,644	28%
General operation expenses	1,300,455	30%	1,395,127	32%
Property system maintenance expenses	1,770,341	40%	1,768,976	40%
Total customer service and operating expense	$4,381,923	100%	$4,386,747	100%

General and Administrative Expenses.   General and administrative expenses were $2,750,201 for the nine months ended June 30, 2009, compared to $3,108,498 for the nine months ended June 30, 2008, a 3% reduction as a percent of revenue. Of the general and administrative expenses for the nine months ended June 30, 2009 and 2008, the Company had total noncash charges included of $250,595 and $490,649, respectively. These noncash charges are described below:

	Nine Months Ended June 30,
	2009	2008
Total general and administrative expense	$2,750,201	$3,108,498

Noncash charges:
Share based compensation - nonemployees	—	5,400
Share based compensation – employees (1)	70,060	264,522
Compensation expense through the issuance of restricted common stock for services rendered	39,530	60,522
Excess discount for the issuance of stock under stock purchase plan	28,098	17,085
Issuance of common stock for bonuses	—	36,064
Provision for compensation expense settled through the issuance of common stock	23,695	—
Bad debt provision	89,212	107,056
Total noncash charges	250,595	490,649
Total general and administrative expense, exclusive of noncash charges	$2,499,606	$2,617,849
Percent of revenue	14%	15%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2009 and 2008 of $70,060 and $264,522, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 16 months is approximately $81,500.

Other Noncash Charges.   Depreciation and amortization expenses increased from $4,851,530 during the nine months ended June 30, 2008 to $5,062,042 during the nine months ended June 30, 2009. The dollar increase in depreciation and amortization is associated with additional equipment deployed, including HD Platform upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $215,445 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the gain on the sale of customers and related plant and equipment, and inclusive of noncash charges of $5,532,332, discussed above, the Company reported net income of $1,217,432 for the nine months ended June 30, 2009, compared to a net loss of $5,214,088 for the nine months ended June 30, 2008.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

The following table sets forth for the three months ended June 30, 2009 and 2008, the percentages which selected items in the Statement of Operations bear to total revenue, and dollar and percentage changes between the periods:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Change ($)	Change (%)
REVENUE	$5,784,778	100%	$6,257,780	100%	$(473,002)	-8%
Direct costs	2,425,766	42%	2,542,022	41%	(116,256)	-5%
Sales expenses	408,815	7%	303,895	5%	104,920	35%
Customer service and operating expenses	1,376,543	24%	1,504,127	23%	(127,584)	-8%
General and administrative expenses	909,668	15%	935,645	15%	(25,977)	-3%
Depreciation and amortization	1,728,074	30%	1,673,136	27%	54,938	3%
Gain on sale of customers and related property and equipment	(10,634)	0%	-	0%	(10,634)	-
OPERATING LOSS	(1,053,454)	-18%	(701,045)	-11%	(352,409)	50%
Total other expense	(443,332)	-8%	(562,136)	-9%	119,100	-21%
NET LOSS	$(1,496,786)	-26%	$(1,263,181)	-20%	$(233,309)	18%

Revenue.   Revenue for the three months ended June 30, 2009 decreased 8% to $5,784,778, compared to revenue of $6,257,780 for the three months ended June 30, 2008. The revenue decrease is mainly attributable to the loss of subscribers sold to CSC Holdings and the reduction of revenue from the DIRECTV HD Platform upgrade subsidy as the program is winding down. However, other types of revenue have increased such as the continued conversion of subscribers from Private Cable to DTH services, a higher percentage of customers subscribing to advanced services, and revenue from the newly acquired subscribers from Rocket Broadband Networks. The Company expects total revenue to continue to increase throughout fiscal 2009 with acquisition and organic growth. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Private cable programming revenue	$902,560	16%	$1,200,616	19%
DTH programming revenue and subsidy	3,203,166	55%	3,241,350	52%
Internet access fees	672,460	12%	715,616	11%
Installation fees, wiring and other revenue	1,006,592	17%	1,100,198	18%
Total Revenue	$5,784,778	100%	$6,257,780	100%

The decrease in Private Cable programming revenue is due to the sale of subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services. The slight decrease in DTH programming revenue and Internet access fees is also due to the sale of certain subscribers to CSC Holdings. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services and new subscribers from organic and acquisition growth. The decrease in installation fees, wiring and other revenue is due mainly to winding down of the HD Platform upgrade program and is expected to continue to decline in fiscal 2010.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs decreased slightly to $2,425,766 for the three months ended June 30, 2009, as compared to $2,542,022 for the three months ended June 30, 2008, primarily attributable to the sale of subscribers to CSC Holdings during the period. The Company expects a proportionate increase in direct costs as subscriber growth continues; however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, continue to decrease as a percent of revenue in fiscal 2009.

Sales Expenses.   Sales expenses were $408,815 for the three months ended June 30, 2009, compared to $303,895 for the three months ended June 30, 2008. With the conversion of many of its properties to the new HD Platform, new marketing initiatives to increase the subscriber base, including advertising new advanced services, have begun and are continuing, resulting in increased costs.  The Company expects an increase in sales expenses, both in dollars and probably as a percent of revenue for the remainder of fiscal 2009 and into 2010 as the Company ramps up growth.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,376,543 and $1,504,127 for the three months ended June 30, 2009 and 2008, respectively. These expenses are expected to remain flat in dollars throughout fiscal 2009, with any reduction in costs from the sale of subscribers to CSC Holdings being offset by an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Call center expenses	$441,262	32%	$430,509	29%
General operation expenses	399,664	29%	476,934	31%
Property system maintenance expenses	535,617	39%	596,684	40%
Total customer service and operating expense	$1,376,543	100%	$1,504,127	100%

General and Administrative Expenses.   General and administrative expenses for the three months ended June 30, 2009 and 2008 remained relatively flat at $909,668 and $935,645, respectively. Of the general and administrative expenses for the three months ended June 30, 2009 and 2008, the Company had total noncash charges included of $67,774 and $116,736, respectively. These noncash charges are described below:

	Three Months Ended June 30,
	2009	2008
Total general and administrative expense	$909,668	$935,645

Noncash charges:
Share based compensation - nonemployees	—	5,400
Share based compensation - employees	23,982	53,696
Compensation expense through the issuance of restricted common stock for services rendered	23,862	20,572
Excess discount for the issuance of stock under stock purchase plan	—	2,649
Provision for compensation expense settled through the issuance of common stock	16,606	—
Bad debt provision	3,324	34,419
Total noncash charges	67,774	116,736
Total general and administrative expense, exclusive of noncash charges	$841,894	$818,909
Percent of revenue	15%	13%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2009 and 2008 of $23,892 and $53,696, respectively, amortized over the requisite vesting period,. The total share-based compensation expense not yet recognized and expected to vest over the next 16 months is approximately $81,500.

Other Noncash Charges.   Depreciation and amortization expenses increased from $1,673,136 for the three months ended June 30, 2008 to $1,728,074 for the three months ended June 30, 2009. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $71,814 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and noncash charges of $1,867,662, the Company reported a net loss of $1,496,786 for the three months ended June 30, 2009, compared to a net loss of $1,263,181 for the three months ended June 30, 2008.

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

The Company is in compliance with the Credit Facility covenants, and regarding the sale transactions with CSC Holdings, FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP provided their written consent.  The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

As of June 30, 2009, the Company reduced its borrowing under the Credit Facility by $3,092,175 from September 30, 2008 and has borrowed a total of $13,759,792, which is due on June 30, 2013. As of June 30, 2009, $16,240,208 remains available for borrowing under the Credit Facility.

The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through June 30, 2010.

The Company did not incur or record a provision for income tax for the quarter ended June 30, 2009 due to the expected utilization of the Company’s net operating loss carry forward. This net operating loss carry forward expires on various dates through 2027; therefore, the Company should not incur cash needs for income taxes.

NINE MONTHS ENDED JUNE 30, 2009

During the nine months ended June 30, 2009 and 2008, the Company recorded net income of $1,217,432 and a net loss of $5,214,088, respectively. At June 30, 2009, the Company had an accumulated deficit of $50,446,963.

Cash Balance.   At June 30, 2009, the Company had cash and cash equivalents of $655,185, compared to $60,634 at September 30, 2008. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2009, the amount borrowed against the Credit Facility was reduced by $3,092,175.

Operating Activities.   Net cash provided by or used in operating activities included a decrease of $232,030 and $651,341 in accounts payable and other accrued liabilities during the nine months ended June 30, 2009 and 2008, respectively. Additionally, during the nine months ended June 30, 2009 and 2008, accounts and other receivables and prepaid expense decreased $1,076,215, primarily from the sale of customers and property and equipment to CSC Holdings and receipts from the sale from escrow, and $228,819, respectively.  The Company’s net income for the nine months ended June 30, 2009 was $1,217,432, compared to a net loss of $5,214,088 for the nine months ended June 30, 2008, were inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $5,532,332 and $5,605,266 for the nine month periods ended June 30, 2009 and 2008, respectively.

As at June 30, 2009, the Company had negative working capital of approximately $450,000, compared to positive working capital of approximately $193,000 as at September 30, 2008. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2009. The Company believes that it has the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least June 30, 2010.

Investing Activities.   During the nine months ended June 30, 2009 and 2008, the Company purchased $4,566,157 and $4,026,979, respectively, of equipment relating to subscriber additions and HD Platform upgrades during the periods and for future periods.  During the nine months ended June 30, 2009, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings, and $15,000 in proceeds for the sale of equipment to a property at the end of its access agreement.

During the nine months ended June 30, 2009 and 2008, the Company paid $298,246 and $280,301, respectively, for the acquisition of intangible assets and related fees. During the nine months ended June 30, 2008, the Company received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120.

Financing Activities.   During the nine months ended June 30, 2009, the Company used $52,843 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $8,554 from 41,698 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the nine months ended June 30, 2009, the Company incurred $100,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $3,092,175. The Company also repurchased 147,111 shares of its common stock at an aggregate cost of $56,173.

During the nine months ended June 30, 2008, $98,270 was used for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $14,744 from 34,315 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the nine months ended June 30, 2008, the Company incurred $215,000 in deferred finance costs and borrowed $4,097,537 through the Credit Facility.

Capital Commitments and Contingencies.   The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if we elect not to do so.

Future Commitments and Contingencies.   The Company believes that it have sufficient cash resources and credit facilities to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the Credit Facility become unavailable, there is no guarantee that the Company will be able to sustain an increasing rate of growth.

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

As of June 30, 2009 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 23, 2008; Part II, “Item 1A Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2008; and, Item 8.01 in the Company’s Current Report on Form 8-K filed on May 21, 2009. There have been no material changes to the Company’s Risk Factors as of June 30, 2009.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of program	Approximate dollar value of shares still available to be purchased under the program
1/1/09 – 1/31/09	-	$-	-	$1,000,000
2/1/09 – 2/28/09	-	-	-	1,000,000
3/1/09 – 3/31/09	15,000	$0.255	15,000	$996,175
4/1/09 – 4/30/09	40,362	$0.357	55,362	$981,747
5/1/09 – 5/31/09	70,510	$0.406	125,872	$958,264
6/1/09 – 6/30/09	21,239	0.439	147,111	$943,827
Total	147,111	$0.382	147,111

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 12, 2009	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 12, 2009	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration