Form 10-K
period 2009-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2009-12-29
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009, or

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
Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2009) held by non-affiliates was approximately $22 million.

The number of shares of common stock ($0.001 par value) outstanding as of December 29, 2009 was 53,497,307.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MDU Communications International, Inc. that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words “estimate,”  “project,”  “believe,”  “anticipate,”  “hope,”  “intend,”  “expect,” and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words . The words “MDU Communications,”  “the Company,”  “we,”  “our,” and “us” refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include the risks described in Item 1A. “Risk Factors” and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

OVERVIEW

MDU Communications International, Inc. is a national provider of digital satellite television, high-speed Internet, voice over IP (“VoIP”), and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities, and other properties having multiple units located within a defined area. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, VoIP, and potentially other services, to their residents and our subscribers. We earn our revenue through the sale of these subscription services to owners and residents of MDUs.

MDU properties present unique technological, management and marketing challenges to conventional providers of these services, as compared to single family homes. Our proprietary delivery and design solutions and access agreements differentiate us from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, we have partnered with DIRECTV, Inc. and have been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Post Properties, Roseland Property Company, Related Companies, as well as many others, to understand and meet the technology and service needs of these groups. We operate in only one market segment.

CORPORATE HISTORY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In April 1999, we incorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of our Canadian satellite television assets. As a result, by May 30, 2001 we relocated our operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU Canada is now inactive. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC and Miami greater metropolitan areas.

REVENUE

We derive revenue through the sale of subscription services to owners and residents of MDUs. We negotiate long-term access agreements with the owners and managers of MDU properties allowing us the right to provide high definition (“HD”) digital satellite television, high-speed Internet, VoIP, and potentially other services, to their residents, resulting in monthly annuity-like revenue streams. The Company offers two types of satellite television service, Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company exclusively offers DIRECTV® programming packages.  From the DTH offerings we receive the following revenue; (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee that is billed to subscribers for service, access and maintenance and connection to the property satellite network system, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual property and received through normal cable-ready televisions. In Private Cable deployed properties a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price we charge subscribers for the private cable programming package. We provide the DTH, Private Cable, Internet services and VoIP on an individual subscriber basis, but in many properties we provide these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

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

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive an upgrade subsidy when it completes a high definition (“HDTV”) system upgrade on certain of its properties to which the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty (30) days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. This program was renewed via a letter agreement dated August 15, 2008 that supported the program through July 31, 2009.

Under the DIRECTV Agreement, we may not solicit sales or provide equipment for any other DTH digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. During the fiscal year ended September 30, 2009, revenues from all DIRECTV services were approximately 67% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly itself or through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. This most recent satellite launch is currently delivering 130 national HDTV channels with 200 expected in 2010 giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, international programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DTH subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 26 million MDU television households out of a total of 100 million U.S. television households. Historically, the MDU market has been served by local franchised cable television operators and the relationship between the property owners and managers that control access to these MDU properties and the cable operator have been significantly strained over the past 20 years due to the monopolistic sentiment of the cable operator.

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

Other Operators. Our next largest competitor is other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments.  We also compete with other national DTH operators such as Echostar.

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

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act of 1996, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits DBS operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a Direct Broadcast Satellite (“DBS”) operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and Federal Communication Commission (“FCC”) rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA. SHVIA was essentially extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) signed in December of 2004.

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans live in MDU properties and that competition has been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this Order only applies to cable companies subject to Section 628 of the Communications Act, which does not include DBS and private cable operators ("PCOs") that do not cross public rights-of-way, such as the Company. Although exempt from this Order, the FCC did reserve judgment on exclusivity clauses used by DBS companies and PCOs until further discussion and comment can be taken and evaluated. The IMCC “Independent Multi-Family Communications Council”, which is a trade association comprised of DBS, PCOs, MDU owners and the supporting industry, is lobbying to keep DBS and PCOs, who do not cross public rights-of-way, exempt from the Order or any future order. The Company is an active member of IMCC and is providing assistance in the lobbying effort. The issue is still unsettled.

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

Preferential Access Rights.    We generally negotiate exclusive rights (or exclusive rights to marketing or inside wire) to provide services singularly, or in competition with competing cable providers, and also negotiate where possible “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at state and federal level suggest that the future enforceability of these provisions may be uncertain. In addition to the October 2007 order banning exclusive agreements, the FCC has also issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access for other providers, there can be no assurance that it will not attempt to do so. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners’ ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

Regulation of High-Speed Internet.    Information or Internet service providers (“ISPs”), including Internet access providers, are largely unregulated by the FCC or state public utility commissions at this time (apart from federal, state and local laws and regulations applicable to business in general). However, there can be no assurance that this business will not become subject to regulatory restraints. Also, although the FCC has rejected proposals to impose additional costs and regulations on ISPs to the extent they use local exchange telephone network facilities, such change may affect demand for Internet related services. No assurance can be given that changes in current or future regulations adopted by the FCC or state regulators or other legislative or judicial initiatives relating to Internet services would not have a material adverse effect on our business.

EMPLOYEES

We had 122 employees, all full-time, as of September 30, 2009. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2009, it has accumulated losses of $52,584,376. It cannot assure that it will achieve or attain profitability beyond fiscal 2009. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.

The Company has a limited operating history.

The Company commenced operations in August 1998 and was not active in the U.S. market until May of 2000. Accordingly, it has a limited operating history and its business strategy may not be successful. The Company’s failure to implement its business strategy or an unsuccessful business strategy could materially adversely affect its business, financial condition and results of operations.

The Company depends upon its relationship with DIRECTV.

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not maintain or market DTH services for any other provider. Consequently, the Company is totally dependent upon DIRECTV for its set-top DTH programming service. During the year ended September 30, 2009, revenues from all DIRECTV services were approximately 67% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s Agreement with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the Agreement. Any such termination may have a material effect on the Company’s business.

Because the Company is an intermediary for DIRECTV, events the Company does not control at DIRECTV could adversely affect the Company. One of the most important of these is DIRECTV’s ability to provide programming that appeals to mass audiences. DIRECTV generally does not produce its own programming, but purchases programming from third parties. DIRECTV’s success, and accordingly the Company’s, depends in large part on DIRECTV’s ability to select popular programming sources and acquire access to this programming on favorable terms. The Company has no control or influence over this. If DIRECTV is unable to retain access to its current programming, the Company cannot be assured that DIRECTV would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to its existing programming. If DIRECTV is unable to continue to provide desirable programming, the Company would be placed at a competitive disadvantage and may lose subscribers and revenues.

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

The Company faces competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies and traditional phone companies. Also, DIRECTV itself could corporately focus on MDUs, which it has just started to do. Other companies with substantially greater assets and operating histories could enter this market. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm the Company’s business.   The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect the Company’s business, results of operations and financial condition.

Franchised cable television operators have a large, established subscriber base, and many cable operators have significant investments in, and access to, programming. One of the competitive advantages of DTH providers is their ability to provide subscribers with more channels and a better quality digital signal than traditional cable television systems. Many cable television operators have made significant investments to upgrade their systems, significantly increasing the number and variety of channels and the quality of the transmission they can provide to their subscribers. As a result of these upgrades, cable television operators have become better able to compete with DTH providers. If competition from cable television operators or traditional phone companies should increase in the future, the Company could experience a decrease in its number of subscribers or increased difficulty in obtaining new subscriptions.

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

The Company’s ability to attract and retain subscribers depends on the performance, reliability and availability of its services and infrastructure. The Company may experience periodic service interruptions caused by temporary problems in its own systems or in the systems of third parties upon whom it relies to provide service or support. Fire, floods, hurricanes, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and interrupt the Company’s services. Service disruptions could adversely affect the Company’s revenue and, if they were prolonged, would seriously harm its business and reputation. The Company does not carry business interruption insurance to compensate for losses that may occur as a result of these interruptions. Any of these problems could adversely affect its business. If any of the DIRECTV satellites are damaged or stop working partially or completely, although DIRECTV has a contingency satellite plan, DIRECTV may not be able to continue to provide its subscribers with programming services. The Company would in turn likely lose subscribers, which could materially and adversely affect its operations and financial performance. DTH satellite technology is highly complex and is still evolving. As with any high technology product or system, it may not function as expected.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million revolving five year Credit Facility for a total line of $30 million. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006 have not changed. There are several terms of default set forth in the Loan and Security Agreement. While the Company does not believe it a likely event, should the Company default on any of the terms, the balance owed under the Loan and Security Agreement may be accelerated and the Company may not have further access to the Credit Facility. In such a case, the Company may have to sell assets to repay the outstanding balance and scale back its growth considerably.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal controls over financial reporting annually. The rules governing the standards that must be met for management to assess its internal controls over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of its internal controls in order to meet the detailed standards under these rules. Although the Company has evaluated its internal controls over financial reporting as effective as of September 30, 2009, it may encounter unanticipated delays or problems in assessing its internal controls as effective or in completing assessments by required dates. In addition, the Company cannot assure that an audit of its internal controls by its independent registered public accountants, if and when required by Sarbanes-Oxley, will result in an unqualified opinion. If the Company cannot assess its internal controls as effective, investor confidence and share value may be negatively impacted.

Change of control may adversely affect certain contractual relationships.

Pursuant to Schedule 13D and 13D/A filings with the Securities and Exchange Commission (“SEC”) on March 19, 2009 and April 22, 2009, the entities DED Enterprises, Inc., Carpathian Holding Company, Ltd. and Carpathian Resources Ltd. (“Acquirers”) claim to own or beneficially control 15,097,333 shares of Company common stock (approximately 28.50% of the outstanding shares) and structured this beneficial ownership position in a relatively short period of time. The Acquirers state in their filings that:

“The Acquirers are not seeking majority control of the Board but will continue to evaluate whether it is in Acquirers' best interest to do so….The Acquirers are currently analyzing their investment in the [Company], and are in current contact with other shareholders, third parties, and members of management….The Acquirers will continue to review the Acquirers' investment in the [Company] and reserve the right to change their intentions with respect to any or all of such matters.”

There can be no assurance that the Acquirers will not increase their ownership or voting position in the Company to approach or exceed that of control. Change in control of the Company, through ownership, beneficial ownership or majority representation on the Board of Directors, may have an adverse effect on certain contractual relationships, including those with our financing partners, programming partners, property owners and executive management.  For example, pursuant to the terms and conditions of the Company’s amended financing agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP (“Lenders”), dated June 30, 2008, as set forth in Forms 8-K filed July 3, 2008 and July 11, 2008, a change in control is a condition of default.  Elements constituting a change of control can include a majority changeover in the directors comprising the Board or a beneficial shareholder (or group) acquiring an over 50% voting interest in the shares of stock of the Company.  Should this occur, the Lenders reserve the right, among other rights, to provide notice of default and call for immediate repayment of the borrowings outstanding on the credit facility.   Should such event occur, the Company may not be able to make such immediate payment.

Item 1B.	Unresolved Staff Comments

Not required under Regulation S-K for smaller reporting companies.

Item 2.	Properties

Our headquarters are outside New York City in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center, subscription management system and warehouse. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $22,425, expiring July 31, 2010. We believe that this space is adequate to suit our needs for the foreseeable future and are currently negotiating a renewal of this lease.

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through September 30, 2011 at a cost of $4,291 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for office and warehouse space in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012 at a cost of $2,385 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida area.

We currently hold a lease for office and warehouse space in Rockville, Maryland for approximately 2,500 square feet that runs through April 30, 2012 at a cost of $2,300 per month. This space is adequate to suit our needs for the foreseeable future in the Mid-Atlantic area.

We currently hold a lease for office and warehouse space in Amherst, New York for approximately 1,710 square feet that runs through September 15, 2012 at a cost of $3,064 per month. This space is adequate to suit our needs for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2009 and through the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

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

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2007	$0.80	$0.34
March 31, 2008	$0.58	$0.30
June 30, 2008	$0.48	$0.35
September 30, 2008	$0.41	$0.30
December 31, 2008	$0.37	$0.12
March 31, 2009	$0.33	$0.15
June 30, 2009	$0.50	$0.31
September 30, 2009	$0.47	$0.40

  Holders

On December 28, 2009, the closing price for the Company’s common stock on the OTC Bulletin Board was $0.41 per share. As of December 28, 2009, the Company had 140 holders of record of its shares of common stock, with an approximate total of 1,000 shareholders of its common stock.

Dividends

The Company has not paid any cash dividends and does not anticipate that it will pay cash dividends on its common stock in the foreseeable future.  Payment of cash dividends is within the discretion of the Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements.  There are no restrictions on the payment of dividends, except by the September 11, 2006 Credit Facility, as amended, described later in this Report.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2009)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	2,177,500	(1)	$0.65	674,802
Equity compensation plans not approved by security holders	0		0	0

(1)
The 2001 Stock Option Plan was approved by the stockholders on May 10, 2001, see Note 5 to Consolidated Financial Statements, contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 shares of common stock. As of September 30, 2009, 2,747,698 options have been exercised.

Purchases of Equity Securities by the Issuer

On December 19, 2008, the Company’s Board of Directors authorized the repurchase of shares of its common stock over a twelve month period in open market transactions, up to an aggregate value of $1 million.  This authorization does not obligate the Company to acquire any particular amount of common stock, or at any particular price.  The specific timing and amount of the repurchases will vary based on market conditions and other factors and the plan may be suspended, modified, extended or terminated by the Board of Directors at any time. During the fiscal year ended September 30, 2009, the Company purchased 174,423 shares of its common stock. The following table provides information with respect to purchases by the Company of shares of its common stock during the fiscal year ended September 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Culminating number of shares purchased as part of program	Approximate dollar value of shares still available to be purchased under the program
1/1/09 – 1/31/09	-	$-	-	$1,000,000
2/1/09 – 2/28/09	-	-	-	1,000,000
3/1/09 – 3/31/09	15,000	0.255	15,000	996,175
4/1/09 – 4/30/09	40,362	0.357	55,362	981,747
5/1/09 – 5/31/09	70,510	0.406	125,872	958,264
6/1/09 – 6/30/09	21,239	0.439	147,111	943,827
7/1/09 – 7/31/09	27,312	0.445	174,423	931,676
8/1/09 – 8/31/09	-	-	174,423	931,676
9/1/09 – 9/30/09	-	-	174,423	$931,676
Total	174,423	$0.392	174,423

Item 6.	Selected Financial Data

Not required under Regulation S-K for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes, which are included herein. This Report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those indicated in the forward-looking statements. The discussion below should be read together with the risks to our business as described in Item 1A - “Risk Factors.”

RECENT DEVELOPMENTS

For the fiscal year ended September 30, 2009, the Company recognized revenue of $24,753,128, a 5% increase over the prior fiscal year.  The Company’s average revenue per unit (“ARPU”) across all billable subscriber types was $33.08 at fiscal year end, a 12% increase over the ARPU of $29.55 realized at the end of fiscal 2008. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

More importantly, the Company generated positive EBITDA (as adjusted, and as defined below) of $8,457,062 for the fiscal year ended September 30, 2009, as compared to $4,334,927 for the prior fiscal year ended September 30, 2008. Adjusted for the gain on sale of subscribers during the first quarter (mentioned below), the Company would still have reported EBITDA (as adjusted) of $3,418,223 for the fiscal year ended September 30, 2009. At the end of the fourth quarter in fiscal 2008 (with closings in fiscal 2009), the Company entered into an asset purchase agreement with CSC Holdings, Inc. and on September 30, 2008, 1,686 video subscribers were transferred for proceeds of $2,529,000, on November 5, 2008, 1,803 subscribers were transferred for proceeds of $2,705,500, and on December 17, 2008, 2,064 subscribers were transferred for proceeds of $3,096,000.  The proceeds from the sale of subscribers to CSC Holdings in the first fiscal quarter of 2009 and the improvements in operating cash flow and EBITDA (as adjusted), combined with lower capital expenditures, enabled the Company to reduce its Credit Facility borrowing during the fiscal year.  As of September 30, 2009, the Company had utilized $16,123,471 of its Credit Facility, as compared to $16,851,967 on September 30, 2008.

The Company’s fourth fiscal quarter was a main contributor to the Company’s overall growth during the fiscal year, with revenues increasing from $5,784,778 in the quarter ended June 30, 2009 to $6,513,403 in the quarter ended September 30, 2009, with a corresponding increase of 3,324 net new subscribers.

The Company’s continued focus on improving its financial results also resulted in lower, as a percent of revenue, operating expenses during the fiscal year - specifically direct costs, customer service and general and administrative expenses - when compared to the prior fiscal year ended September 30, 2008. The Company’s sales and marketing expenses, however, increased 1% (as a percent of revenue) year over year as the Company began new marketing campaigns, hired new sales department personnel and retained several teams of independent direct sales representatives to spur organic growth in fiscal 2010.

During the fiscal year ended September 30, 2009, the Company upgraded 55,404 units in 281 properties to the new DIRECTV HDTV platform.  The Company estimates that its capital expenditures for these property upgrades completed in fiscal 2009 were $3.0 million and anticipates that this capital investment generated approximately $3.2 million in additional revenue in fiscal 2009 and will result in approximately $8.2 million in additional revenue over the next three to five years, not including revenue from anticipated increases in penetration rates. The property upgrade program to the new DIRECTV HD platform, which is now complete, resulted in the total upgrade of 367 properties containing 72,263 units. This large undertaking resulted in a significant number of Company access agreement extensions and renewals, increased penetration rates, increased sales of advanced services and an increase in the Company’s DIRECTV subscriber residual, all of which have positively impacted the Company’s financial results and competitive status. DIRECTV currently offers over 130 national HD programming channels (moving to over 200) and has HD local programming in 92% of all U.S. household markets. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide incremental revenue and improved penetration rates within Company properties. Due mainly to new HD and DVR service fees and recent price increases, DIRECTV recently reported in public filings an ARPU increase of 2.1% in its third fiscal 2009 quarter to $85.32 per subscriber.

The Company reports 65,262 net subscribers as of September 30, 2009 compared with 65,552 subscribers as of September 30, 2008, which was anticipated due to the sale of over 5,000 subscribers at the beginning of the fiscal year.  A breakdown of the Company’s subscriber base as of September 30, 2009 is as follows:

Service Type	Subscribers as of Sept. 30, 2008	Subscribers as of Dec. 31, 2008	Subscribers as of Mar. 31, 2009	Subscribers as of June 30, 2009	Subscribers as of Sept. 30, 2009
Bulk DTH –DIRECTV	15,382	12,478	12,925	13,058	13,646
Bulk BCA -DIRECTV	10,337	9,505	9,549	9,925	10,255
DTH -DIRECTV Choice/Exclusive	10,790	11,037	11,802	11,920	12,259
Bulk Private Cable	17,194	14,586	13,609	13,986	14,567
Private Cable Choice/ Exclusive	1,952	2,446	2,548	3,400	3,479
Bulk ISP	5,911	5,215	5,215	5,315	5,719
ISP Choice or Exclusive	3,956	3,952	4,083	4,302	5,275
Voice	30	23	27	32	62
Total Subscribers	65,552	59,242	59,758	61,938	65,262

As of September 30, 2009, the Company had 16 properties and 3,961 units in work-in-progress (“WIP”). Of the current WIP, 2,731 units are in new construction properties and 1,230 units are in existing conversion properties. The Company defines its WIP as the number of units in properties where construction has begun on a signed access agreement property through the conclusion of a phase-in schedule or a marketing campaign, at which time the property exits WIP. WIP is not reduced by the number of units turned billable during any given quarter.   As of September 30, 2009, the Company had 1,327 “under contract” subscribers in WIP that the Company expects will become “billable” subscribers in the next few quarters.

The Company has embarked on a subscriber growth program in fiscal 2010 that includes (i) acquisition of system operators severely constrained by the credit crisis, (ii) organic subscriber growth through new property right of entry agreements, and (iii) increased penetration rates from within properties recently upgraded to the new DIRECTV HD platform. The Company has placed in motion all aspects of this plan. With new sales personnel now established, the Company has built up an organic sales pipeline of properties already under proposal that should result in a number of new access agreements in the next few quarters.

As mentioned, acquisitions will play an integral role in the Company’s growth in fiscal 2010, and this growth started on June 30, 2009 when the Company executed an agreement to acquire certain assets from New York based Rocket Broadband Networks, Inc., which included 31 multi-family properties representing over 9,100 total units passed by wire, which have been fully transitioned. On September 14, 2009, the Company executed an agreement with Delrey Technologies, LLC to acquire certain of its assets including 871 units and 472 subscribers to its Internet and DIRECTV services in New Jersey. Finally, on September 30, 2009, the Company executed an agreement with a subsidiary of DirecPath, LLC to acquire certain of its assets in Florida, including 1,839 units and 2,103 subscribers to its private cable, DIRECTV and Internet services. Approximately 700 of these units with 890 subscribers transitioned on September 30, 2009, with the remaining properties closing as assignment documentation is obtained.

Although occurring after fiscal year end, on December 2, 2009, the Company executed an agreement with AT&T Video Services, Inc. (“ATTVS”) to acquire up to 20,000 of its DIRECTV® and private cable subscribers, the associated access agreements and the related video equipment assets located in 213 multi-family properties. The agreement provides for an extended timeline with multiple closings in order to effect a smooth transition and allow for required property consents. The ATTVS subscribers are comprised of approximately 15,000 DIRECTV subscribers and 5,000 private cable subscribers in approximately 63,000 units passed by wire with the majority of subscribers located in properties signed to exclusive access agreements. The subscribers are mainly clustered around the Company’s already established Texas market with a secondary cluster in California. The Company intends to fold its current 3,100 Texas subscribers, along with the ATTVS subscribers (as they close), into a newly created Company Southern Region. No assets have yet been transferred.

The Company is also investing in technology that provides more versatility (and economy) in delivering its high-speed Internet service, including plug and play capabilities (eliminating professional installation and truck rolls), tiered bandwidth services, wireless point-to-point property broadband delivery and splash pages directing residents to an Internet service webpage where they can sign-up online, pay their monthly bill online and report most service problems online. To facilitate the bundling of its video, broadband and VoIP services, the Company converted to a new and more robust billing and subscriber management system as of August 30, 2009.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry, frequently use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserve. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in the industry or the economy generally. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the years ended September 30,
	2009	2008
EBITDA (as adjusted)	$8,457,062	$4,334,927
Interest expense	(1,631,923)	(1,834,667)
Deferred finance costs and debt discount amortization (interest expense)	(287,261)	(322,968)
Provision for doubtful accounts	(210,612)	(133,486)
Depreciation and amortization	(6,850,478)	(6,578,842)
Share-based compensation expense - employees	(92,901)	(304,732)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(34,075)	(19,327)
Compensation expense for issuance of common stock for employee bonuses	(28,070)	(39,357)
Compensation expense for issuance of common stock for employee services	(2,720)	(8,640)
Compensation expense accrued to be settled through the issuance of common stock	(187,473)	(208,585)
Compensation expense through the issuance of restricted common stock for services rendered	(51,530)	(70,206)
Share-based compensation expense - nonemployees	—	(13,500)
Net Loss	$(919,981)	$(5,199,383)

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	For the year ended September 30, 2009		For the year ended September 30, 2008		Change ($)	Change (%)
REVENUE	$24,753,128	100%	$23,650,725	100%	$1,102,403	5%
Direct costs	10,283,422	42%	10,076,041	43%	207,381	2%
Sales expenses	1,417,443	6%	1,266,694	5%	150,749	12%
Customer service and operating expenses	5,997,854	24%	5,940,525	25%	57,329	1%
General and administrative expenses	4,310,859	17%	4,692,763	20%	(381,904)	-8%
Depreciation and amortization	6,850,478	28%	6,578,842	28%	271,636	4%
Gain on sale of customers and property and equipment	(5,104,673)	-21%	(1,860,593)	-8%	(3,244,080)	174%
OPERATING INCOME (LOSS)	997,745	4%	(3,043,547)	-13%	4,041,292	-133%
Total other expense	(1,917,726)	-8%	(2,155,836)	-9%	238,110	-11%
NET LOSS	$(919,981)	-4%	$(5,199,383)	-22%	$4,279,402	-82%

Net Loss.      Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2009 and 2008 of $7,745,120 and $7,699,643, respectively, the Company reported a net loss of $919,981 for the year ended September 30, 2009, compared to a net loss of $5,199,383 for the year ended September 30, 2008.

Revenues.    Revenue for the year ended September 30, 2009 increased 5% to $24,753,128, compared to revenue of $23,650,725 for the year ended September 30, 2008. The revenue increase is mainly attributable to (i) the installation revenue from the DIRECTV HD Platform upgrade subsidy occurring in fiscal 2009, (ii) the continued conversion of subscribers from Private Cable to DTH services, and (iii) a higher percentage of customers subscribing to advanced services. The Company expects total revenue to continue to increase throughout fiscal 2010. Revenue for the years ended September 30, 2009 and 2008 (inclusive of the DIRECTV HD upgrade subsidy) has been derived from the following sources:

	For the year ended September 30, 2009		For the year ended September 30, 2008
Private cable programming revenue	$4,003,676	16%	$4,862,851	20%
DTH programming revenue and subsidy	13,136,834	53%	13,048,076	55%
Internet access fees	2,806,708	12%	2,740,902	12%
Installation fees, wiring and other revenue	4,805,910	19%	2,998,896	13%
Total Revenue	$24,753,128	100%	$23,650,725	100%

The decrease in Private Cable programming revenue is due to the sale of certain subscribers to CSC Holdings and the conversion of Private Cable properties to higher revenue DTH services during the periods. The Company expects DTH programming revenue to continue to increase as properties are converted from low average revenue Private Cable subscribers to DIRECTV service subscribers and the increased revenue associated with advanced services. During the year ended September 30, 2009, approximately 1,200 subscribers were converted from Private Cable to DIRECTV services. This emphasis is expected to continue in fiscal 2010. The increase in installation fees, wiring and other revenue is due mainly to the HD Platform upgrade subsidy and is expected to decline beginning in fiscal 2010.

Direct Costs.    Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs remained relatively constant at $10,283,422 for the year ended September 30, 2009, as compared to $10,076,041 for the year ended September 30, 2008, primarily as a result of the number of subscribers over the twelve months as a whole from the prior period being relatively unchanged after the sale of subscribers to CSC Holdings. While the Company expects a proportionate increase in direct costs as subscriber growth continues, direct costs are linked to the type of subscribers added and Choice and Exclusive DTH DIRECTV subscribers, which the Company is attempting to increase, have no associated programming cost. Direct costs should continue to decrease as a percent of revenue in fiscal 2010.

Sales Expenses.  Sales expenses increased to $1,417,443 compared to $1,266,694 for the years ended September 30, 2009 and 2008, respectively, inclusive of noncash charges in fiscal 2009 of $4,383 and fiscal 2008 of $12,240, a 1% increase in expense as a percent of revenue. The increase is due to the addition of several sales personnel, and with the conversion of many of its properties to the new HD Platform, new marketing initiatives to increase the subscriber base, including advertising new advanced services, have begun and will continue. Therefore, the Company expects an increase in sales expense in dollars and probably as a percent of revenue to continue into fiscal 2010.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $5,997,854 and $5,940,525 for the years ended September 30, 2009 and 2008, respectively, inclusive of noncash charges of $2,819 and $4,278, respectively, a 1% decrease as a percent of revenue. These expenses are expected to increase in dollars in fiscal 2010 primarily as the result of (i) an increasing subscriber base, (ii) the continued launch of new DIRECTV HD services in existing and new properties, (iii) an increase in our customer service quality levels, and (iv) positioning the Company to expand its services to a larger subscriber base in the future. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue in fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Year ended September 30, 2009		Year ended September 30, 2008
Call center expenses	$1,812,143	30%	$1,695,709	29%
General operation expenses	1,754,538	29%	1,920,822	32%
Property system maintenance expenses	2,431,173	41%	2,323,994	39%
Totals	$5,997,854	100%	$5,940,525	100%

Property system maintenance expenses increased due to the immediate need to service and stabilize the systems in the 31 properties acquired from Rocket Broadband Networks. The decrease in general operations expense was mainly due the transfer of certain operations personnel into sales and marketing.

General and Administrative Expenses. General and administrative expenses decreased to $4,310,859 from $4,692,763 for the years ended September 30, 2009 and 2008, respectively, a 3% reduction as a percent of revenue. Of the general and administrative expense for the years ended September 30, 2009 and 2008, the Company had total noncash charges included of $600,179 and $781,315, respectively, described below:

	Years ended September 30,
	2009	2008
Total general and administrative expense	$4,310,859	$4,692,763

Noncash charges:
Share based compensation - nonemployees	—	13,500
Share based compensation – employees (1)	92,901	304,732
Compensation expense through the issuance of restricted common stock for services rendered	51,530	70,206
Excess discount for the issuance of stock under stock purchase plan	34,075	19,327
Issuance of common stock for bonuses	23,588	36,064
Provision for compensation expense settled through the issuance of common stock	187,473	204,000
Bad debt provision	210,612	133,486
Total noncash charges	600,179	781,315
Total general and administrative expense net of noncash charges	$3,710,680	$3,911,448
Percent of revenue	15%	17%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the years ended September 30, 2009 and 2008 of $92,901 and $304,732, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next thirteen months is approximately $53,000.

Excluding the $600,179 and $781,315 in noncash charges from the years ended September 30, 2009 and 2008, respectively, general and administrative expenses were $3,710,680 (15% of revenue) compared to $3,911,448 (17% of revenue). Although the Company anticipates general and administrative expenses to increase in dollars, it expects these expenses to decrease as a percent of revenue in fiscal 2010.

Gain on Sale of Customers and Plant and Equipment. On November 5, 2008 and December 17, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,704,500 and $3,061,500, respectively. The total gain on the sale of customers and the related property and equipment was $5,038,839.

On April 30, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $15,000. The total gain on the disposal was $10,634.

On July 17, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $75,000. The total gain on the disposal was $55,200.

On September 30, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,529,000. The total gain on the sale of customers and the related property and equipment was $1,860,593.

Other Noncash Charges.   Depreciation and amortization expenses increased from $6,578,842 during the fiscal year ended September 30, 2008 to $6,850,478 during the fiscal year ended September 30, 2009. The dollar increase in depreciation and amortization is associated with additional equipment deployed, including HD Platform upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense during the year ended September 30, 2009 and 2008 included noncash charges of $287,261 and $322,968, respectively, for the amortization of deferred finance costs and debt discount.

Other Income, Net. During the year ended September 30, 2009, interest expense decreased to $1,919,184 primarily as a result of the sale of subscribers to CSC Holdings, Inc. and the corresponding receipts of $5,766,000, which were used to lower the Credit Facility and related interest expense. During the year ended September 30, 2008, interest expense significantly increased as compared to the previous fiscal year to $2,157,635, due mainly to an additional $971,461 in interest expense related to increased Credit Facility borrowing.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2009 and 2008, the Company recorded a net loss of $919,981 and $5,199,383, respectively. The Company had positive cash flow from operation activities of $3,533,641 during the year ended September 30, 2009 and negative cash flows from operating activities of $688,434 during the year ended September 30, 2008. However, the cause for positive cash flow from operating activities for the year ended September 30, 2009 was primarily a result of gain from the sale of subscribers and related property and equipment to CSC Holdings of $5,038,839. At September 30, 2009, the Company had an accumulated deficit of $52,584,376.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million revolving five year Credit Facility to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a long-term funding solution to the Company’s subscriber growth capital requirements. The $20 million Credit Facility (subject to a borrowing base) is a non-amortizing five-year term facility. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from earnings, despite the availability of more capital through an increasing borrowing base. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to the $20 million Credit Facility. The senior secured Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The Company is under no obligation to draw any of the new increments. To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA (as adjusted by the Company), on either a trailing 12 month basis or a pro-forma basis, of $1 million, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA (as adjusted by the Company), on either a trailing 12 month basis or pro-forma basis, of $3 million, and (ii) 65,000 subscribers. The original material terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

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

The Credit Facility has a term of five years with interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime rate plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of September 30, 2009, the Company has borrowed a total of $16,123,471 under the Credit Facility, which is due on June 30, 2013. The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital to fund operations as planned through September 30, 2010.

Cash Position.  At September 30, 2009 and 2008, the Company had cash and cash equivalents of $688,335 and $60,634, respectively. As of September 30, 2009, the Company has adequate financial resources from its cash position and availability from the $30 million Credit Facility to fund operations.

Operating Activities.  Company operations provided net cash of $3,533,641 for the year ended September 30, 2009 and used net cash of $688,434 for the year ended September 30, 2008. Net cash provided by operations for the year ended September 30, 2009 included a decrease in accounts and other receivables of $755,881, primarily from the receipt of CSC Holdings sale proceeds from escrow, an increase in prepaid expenses of $98,772, an increase in accounts payable and accrued liabilities of $931,782 and an increase in deferred revenue of $141,829. Net cash used in operating activities included a decrease of $400,286 in accounts payable and other accrued liabilities and a $154,451 decrease in deferred revenue during the year ended September 30, 2008. During the year ended September 30, 2008, the net increase in accounts receivable was $880,089. The increase in accounts and other receivables for the year ended September 30, 2008 was primarily the result of $1,011,600 in CSC Holdings sale proceeds being held in escrow on September 30, 2008.

The Company’s net losses of $919,981 and $5,199,383 for the years ended September 30, 2009 and 2008, respectively, were significantly offset by net noncash charges associated primarily with depreciation and amortization and other non-cash charges associated with stock options and warrants of $7,745,120 and $7,699,643 for the same periods.

Investing Activities. During the year ended September 30, 2009, the Company purchased $6,893,767 of equipment relating to subscriber additions and HD Platform upgrades for the fiscal year and to be used for future periods. During the year ended September 30, 2009, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings, and $90,000 in proceeds for the sale of equipment to properties at the end of its access agreement. Additionally, the Company paid $813,953 for the acquisition of intangible assets and related fees.

During the year ended September 30, 2008, the Company purchased $5,310,235 of equipment, installed, relating to subscriber additions and paid $267,181 for the acquisition of other intangible assets. Additionally, the Company received proceeds of $2,529,000 (net of the $1,011,600 escrowed receivable) for the sale of customers and telecommunications equipment from the first closing with CSC Holdings. During the year ended September 30, 2008, the Company received a refund on a portion of a previously tendered acquisition purchase price and reduced intangibles accordingly by $13,120.

Financing Activities.  During the year ended September 30, 2009, the Company used $62,721 for the repayment of certain notes payable and capital lease obligations. Equity financing activity provided $15,599 from 63,330 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the year ended September 30, 2009, the Company incurred $150,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $728,496. The Company also repurchased 174,423 shares of its common stock at an aggregate cost of $68,324.

During the year ended September 30, 2008, the Company used $51,719 for the repayment of certain notes payable and $81,039 for capital lease obligations. Equity financing activity provided $18,422 from 45,134 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, the Company incurred $265,000 in deferred finance costs and borrowed $3,409,524 through the Credit Facility.

Working Capital.  The Company had negative working capital of $1,209,045 as of September 30, 2009 and positive working capital of $193,091 as of September 30, 2008. The Company lowered the amount borrowed through the Credit Facility by $728,496 for the year ended September 30, 2009 and the Credit Facility provided $3,409,524 in proceeds towards working capital for the year ended September 30, 2008. To minimize the draw on the Credit Facility, the Company expects to be at a break-even or slightly negative working capital. The Company believes that it has the ability to meet current operating activities through current revenue levels, expected revenue growth, and in conjunction with the funds available through the Credit Facility, will have sufficient funds to support growth through at least September 30, 2010.

Capital Commitments and Contingencies.    The Company has access agreements with the owners of MDU properties to supply satellite television and Internet systems and services to the residents of those properties. However, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements.     The Company believe that it has sufficient resources to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the Credit Facility become unavailable, there is no guarantee that the Company will be able to sustain an increasing rate of growth.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITTMENTS

As of September 30, 2009, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Operating Leases	$542,410	$316,651	$218,311	$7,448
Credit line borrowing	16,123,471	-	-	16,123,471
Total contractual obligations	$16,665,881	$316,651	$218,311	$16,130,919

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. The Company bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Revenue recognition with respect to initial service or connection:

On June 1, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. Under the DIRECTV Agreement the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in our bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV.

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allowed the Company to receive an upgrade subsidy when it completes a high definition (“HD”) system upgrade on certain of its properties. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers is complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allowed the Company to continue to receive from DIRECTV this upgrade subsidy, under similar terms, through July 2009. This letter agreement originally provided for a minimum retention period of three years with a refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period. Subsequently, the three year requirement was waived by DIRECTV for all properties.

Deferred revenue:

The Company’s balance sheet line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, and (ii) the Individual Subscriber PPC commission that DIRECTV pays the Company for obtaining subscribers with an annual commitment. The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain DTH and BCA customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

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

Allowance for doubtful accounts:

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables. Any significant variations in historical experience or status of existing accounts receivable could have a material impact on the Company’s statement of operations.

Fair value of equity instruments (stock-based compensation):

The Company measures compensation expense based on estimated fair values of all stock-based awards, including, employee stock options, restricted stock awards and stock purchase rights. Stock-based compensation is recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide their services in exchange for the equity instruments.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns. Expected volatility is based on historical volatility over the expected life of the options.

All other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date and capitalized or expensed as if the Company had paid cash for the goods or services.

For purposes of determining the fair values of options and warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended September 30, 2009 and 2008:

	2009	2008
Expected volatility	27%	25%
Risk-free interest rate	2.80%	4.43%
Expected years of option life	1 to 4.1	1 to 4.1
Expected dividends	0%	0%

Given an active trading market for its common stock, the Company estimated the volatility of stock based on week ending closing prices over a historical period of not less than one year. As a result, depending on how the market perceives any news regarding the Company or its earnings, as well as market conditions in general, it could have a material impact on the volatility used in computing the value we place on these equity instruments.

Valuation of deferred tax assets:

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offsets its net deferred tax assets by an equivalent valuation allowance as of September 30, 2009 and 2008.

Valuation of long-lived assets:

The Company assesses the recoverability of long-lived tangible and intangible assets whenever it determines that events or changes in circumstances indicate that their carrying amount may not be recoverable. This assessment is primarily based upon estimate of future cash flows associated with these assets. Accordingly, the Company has determined that there has not been an impairment of any of long-lived assets. However, should the Company’s operating results deteriorate, it may determine that some portions of long-lived tangible or intangible assets are impaired. Such determination could result in noncash charges to income that could materially affect the Company’s consolidated financial position or results of operations for that period.

Reporting segments:

Financial reporting for segments of a business enterprise establishes standards for the way that public entities report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances.

The Company operates in one reported operating segment - communication services to the residential MDU industry. Within communication services there are three main communication products, (i) DTH digital satellite television programming, (ii) Private Cable television programming, and (iii) high-speed Internet services, all of which are provided and maintained through four Company regional offices. Performance of the Company, and its three main products, is evaluated by the Company's Chief Executive Officer based on total Company results. There are no segment or product managers. All of the products (in all geographic regions) are sold to common customers in multi-dwelling unit properties, are delivered over common wiring schemes and common equipment, by common technicians and installers trained in all three products, are thereafter maintained and serviced during common service visits, customers are billed for products on a common invoice and customer issues are handled through a common call center.

Therefore, the Company maintains that because its products are evaluated with common financial information by a common decision maker, all of the Company's operations are in one primary industry segment.

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations. The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years. This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ended September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is currently evaluating whether the adoption of Business Combinations will have a material impact on its financial statements.

Intangibles – Goodwill and Other. Effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years, the Company will be required to consider renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent will be to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations. The Company is in the process of evaluating the effect of utilizing these assumptions on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the new guidance for fiscal year 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

Subsequent Events. In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company adopted the new standards during the period ended June 30, 2009. The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing of our Report on Form 10-K with the SEC on December 29, 2009 which is the date the financial statements were issued. See Note 16 – “Subsequent Events.”

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2009 that will become effective in subsequent periods, however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2009 and 2008, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Off Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Roseland, New Jersey
December 29, 2009

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$688,335	$60,634
Accounts and other receivables, net of an allowance of $592,275 and $394,960	2,071,331	3,102,850
Prepaid expenses and deposits	645,802	541,612
TOTAL CURRENT ASSETS	3,405,468	3,705,096

Telecommunications equipment inventory	781,916	682,818
Property and equipment, net of accumulated depreciation of $22,071,379 and $17,283,584	22,139,769	21,738,007
Intangible assets, net of accumulated amortization of $6,445,203 and $5,338,356	2,638,683	2,988,557
Deposits, net of current portion	65,489	63,037
Deferred finance costs, net of accumulated amortization of $658,146 and $415,446	415,303	508,273
TOTAL ASSETS	$29,446,628	$29,685,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,079,925	$1,583,352
Other accrued liabilities	1,718,170	1,287,091
Current portion of deferred revenue	816,418	578,841
Note payable	—	50,290
Capital lease obligations	—	12,431
TOTAL CURRENT LIABILITIES	4,614,513	3,512,005

Deferred revenue, net of current portion	284,218	379,966
Credit line borrowing, net of debt discount	15,957,381	16,641,586
TOTAL LIABILITIES	20,856,112	20,533,557

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,497,307 and 52,005,464 shares issued and 53,322,884 and 52,005,464 outstanding	53,497	52,005
Additional paid-in capital	61,189,719	60,764,621
Accumulated deficit	(52,584,376)	(51,664,395)
Less: Treasury stock; 174,423 shares, at cost	(68,324)	—
TOTAL STOCKHOLDERS’ EQUITY	8,590,516	9,152,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,446,628	$29,685,788

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2009 and 2008

	Years ended September 30,
	2009	2008
REVENUE	$24,753,128	$23,650,725

OPERATING EXPENSES
Direct costs	10,283,422	10,076,041
Sales expenses	1,417,443	1,266,694
Customer service and operating expenses	5,997,854	5,940,525
General and administrative expenses	4,310,859	4,692,763
Depreciation and amortization	6,850,478	6,578,842
Gain on sale of customers and plant and equipment	(5,104,673)	(1,860,593)
TOTALS	23,755,383	26,694,272

OPERATING INCOME (LOSS)	997,745	(3,043,547)

Other income (expense)
Interest income	1,458	1,799
Interest expense	(1,919,184)	(2,157,635)
NET LOSS	$(919,981)	$(5,199,383)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	52,785,634	51,827,948

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2009 and 2008

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2007	51,556,989	$51,556	-	$-	$60,208,501	$(46,465,012)	$13,795,045
Issuance of common stock through employee stock purchase plan	69,134	69			46,320		46,389
Issuance of common stock for employee bonuses	232,969	233			82,451		82,684
Issuance of restricted common stock for compensation for services rendered	146,372	147			64,117		64,264
Issuance of warrants in connection with credit line borrowing agreement					45,000		45,000
Share-based compensation - employees					304,732		304,732
Share-based compensation - nonemployees					13,500		13,500
Net loss						(5,199,383)	(5,199,383)
Balance, October 1, 2008	52,005,464	52,005	-	-	60,764,621	(51,664,395)	9,152,231
Issuance of common stock through employee stock purchase plan	91,330	92			55,902		55,994
Issuance of common stock for employee bonuses	762,708	763			131,837		132,600
Issuance of restricted common stock for employee bonuses	272,073	271			45,982		46,253
Issuance of common stock for compensation for services rendered	137,852	138			37,082		37,220
Issuance of restricted common stock for compensation for services rendered	150,000	150			59,250		59,400
Exercise of warrants (cashless)	37,500	38			(38)		-
Issuance of common stock for options exercised, including effects of net share settlements	40,380	40			2,182		2,222
Share-based compensation - employees					92,901		92,901
Treasury stock acquired			(174,423)	(68,324)			(68,324)
Net loss						(919,981)	(919,981)
Balance, September 30, 2009	53,497,307	$53,497	(174,423)	$(68,324)	$61,189,719	$(52,584,376)	$8,590,516

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2009 and 2008

.	Years ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(919,981)	$(5,199,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	210,612	133,486
Depreciation and amortization	6,850,478	6,578,842
Share-based compensation expense - employees	92,901	304,732
Share-based compensation expense - nonemployees	—	13,500
Charge to interest expense for amortization of deferred finance costs and debt discount	287,261	322,968
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	34,075	19,327
Compensation expense for issuance of common stock for employee bonuses	28,070	39,357
Compensation expense for issuance of common stock for employee services	2,720	8,640
Compensation expense for issuance of restricted common stock for compensation	51,530	70,206
Compensation expense accrued to be settled through the issuance of common stock	187,473	208,585
Gain on sale of customers and property and equipment	(5,104,673)	(1,860,593)
Loss on write-off of property and equipment and intangible assets	82,455	149,427
Changes in operating assets and liabilities:
Accounts and other receivables	755,881	(880,089)
Prepaid expenses and deposits	(98,772)	(42,702)
Accounts payable	496,573	(235,242)
Other accrued liabilities	435,209	(165,044)
Deferred revenue	141,829	(154,451)
Net cash provided by (used in) operating activities	3,533,641	(688,434)
INVESTING ACTIVITIES
Purchase of property and equipment	(6,893,767)	(5,310,235)
Proceeds from the sale of customers and property and equipment	5,793,500	2,529,000
Acquisition of intangible assets	(813,953)	(267,181)
Net cash used in investing activities	(1,914,220)	(3,048,416)
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	(728,496)	3,409,524
Deferred financing costs	(150,000)	(265,000)
Purchase of treasury stock	(68,324)	—
Payments of notes payable	(50,290)	(51,719)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	15,599	18,422
Proceeds from options exercised	2,222	—
Payments of capital lease obligations	(12,431)	(81,039)
Net cash provided by (used in) financing activities	(991,720)	3,030,188
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	627,701	(706,662)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	60,634	767,296
CASH AND CASH EQUIVALENTS, END OF YEAR	$688,335	$60,634

	Years ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$3,600	$—

Issuance of 884,451 and 120,694 shares of common stock for employee bonuses	$150,783	$43,327

Issuance of 18,037 shares of restricted common stock for services rendered	$—	$14,430

Issuance of 70,000 and 50,695 shares of restricted common stock for services to be rendered	$28,000	$20,128

Issuance of warrants in connection with credit line agreement	$—	$45,000

Issuance of 137,852 shares of common stock for services rendered	$37,220	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,656,947	$1,943,801

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, purchase price allocation, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets. Actual results could differ from those estimates.

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

Telecommunications Equipment Inventory and Property and Equipment

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

Property and equipment are recorded at cost less accumulated depreciation and amortization. Direct costs of placing telecommunications equipment into service and major improvements are capitalized. Costs of connecting and disconnecting service are expensed. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives as follows:

Installed telecommunications equipment	7 years
Computer equipment	5 years
Furniture and fixtures	5 years

Intangible Assets

Intangible assets consist of acquired property access agreements and subscriber lists and their costs are being amortized over their estimated useful lives of five years using the straight-line method.

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2009 and 2008.

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

On June 1, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. Under the DIRECTV Agreement, the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in our bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or “charge back” provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV.

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allows the Company to receive from DIRECTV an upgrade subsidy when it completes a high definition system upgrade on certain properties where the Company currently is providing DIRECTV services. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the activation fee referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV, with similar terms, that allowed the Company to continue to receive from DIRECTV this upgrade subsidy through July 2009. This letter agreement provided, however, for a minimum retention period of three years and may require a full refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period.  Subsequently, the three year requirement was waived by DIRECTV for all properties.

Deferred Revenue

The Company’s line item of deferred revenue represents (i) payments by subscribers in advance of the delivery of services, and (ii) the commission (Individual Subscriber PPC) that DIRECTV pays the Company for obtaining subscribers with an annual commitment. The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain DTH customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual agreement during the first year of programming service.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Loss Per Common Share

The Company presents basic earnings (loss) per common share and, if applicable, diluted earnings per common share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the years ended September 30, 2009 and 2008, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2009 and 2008, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the years ended September 30,
	2009	2008
Warrants	1,750,000	1,900,000
Options	2,177,500	2,004,444
Potentially dilutive shares of common stock	3,927,500	3,904,444

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2009 and 2008 and cumulative translation gains and losses as of September 30, 2009 and 2008 were not material.

Stock-Based Compensation

The Company measures compensation expense based on estimated fair values of all stock-based awards, including employee stock options, restricted stock awards and stock purchase rights.  Stock-based compensation is recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide their services in exchange for the equity instruments.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including the option’s expected term and the price volatility of the underlying stock. The expected term of options is based on observed historical exercise patterns. Expected volatility is based on historical volatility over the expected life of the options.

All other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as consideration for goods or services received were accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable. Such fair value is measured at an appropriate date and capitalized or expensed as if the Company had paid cash for the goods or services.

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less. The balances maintained in bank accounts may, at times, exceed Federally insured limits.  At September 30, 2009, cash balances in bank accounts that exceeded Federally insured limits amount to approximately $438,000.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Accounts receivable from DIRECTV (see Note 7) at September 30, 2009 and 2008, represented 38% and 53%, respectively, of total trade accounts receivable. Revenues realized directly from DIRECTV represented 31% and 25% of total revenues in the years ended September 30, 2009 and 2008, respectively.

Income Taxes

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

Recently Adopted Accounting Standards

Fair Value Measurements and Disclosures.     This guidance provides a definition of fair value and establishes a framework for measuring fair value in accordance with GAAP. Certain expanded disclosures related to the fair value measurements used to value assets and liabilities are also provided.  This guidance is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years but did not have any effect on the Company’s financial statements.  Effective for the interim and annual periods ended after June 15, 2009, the Company extended Fair Value Measurement to measure fair value when markets for financial assets that were previously active are no longer active. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Financial Instruments – Fair Value Option.  The fair value option for financial instruments permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this option, which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option for any of its assets or liabilities and therefore this option did not have any effect on the Company’s financial statements.

Hierarchy of Generally Accepted Accounting Principles.  Effective November 15, 2008, the Company adopted The Hierarchy of Generally Accepted Accounting Principles to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the new guidance for fiscal year 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

Subsequent Events.  In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:

•
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company adopted the new standards during the period ended June 30, 2009. The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing of our Report on Form 10-K with the SEC on December 29, 2009 which is the date the financial statements were issued. See Note 16 – “Subsequent Events.”

Other Recently Issued and Not Yet Effective Accounting Standards

Business Combinations.  The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years.  This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ending September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company is currently evaluating whether the adoption of business combinations will have a material impact on its financial statements.

Intangibles – Goodwill and Other.  Effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years, the Company will be required to consider renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent will be to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations. The Company does not believe that utilization of these assumptions will have a material impact on its consolidated financial statements.

3.	ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2009 and 2008, accounts receivable, trade, net of allowances were $2,071,331 and $2,091,250, respectively. As of September 30, 2008, there were other receivables in the amount of $1,011,600 for a balance due from CSC Holdings, Inc., being held in escrow, for the sale of subscribers and certain related property and equipment that was ultimately collected during fiscal 2009 (see Note 8).

During 2009, the allowance for doubtful accounts was based on an internal analysis of current economic conditions and historical payment activity.

4.	DEBT

Credit Facility

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not otherwise changed.

The amount that Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company currently exceeds $27 million. To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA, on either a trailing twelve (12) month basis or a pro-forma basis, of $1 million, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA, on either a trailing 12 month basis or pro-forma basis, of $3 million, and (ii) 65,000 subscribers.  The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

As of September 30, 2009, the Company has borrowed a total of $16,123,471, which is reflected in the accompanying consolidated balance sheet, net of debt discount of $166,090. The outstanding principal is payable on June 30, 2013. As of September 30, 2009, $13,876,529 remains available for borrowing under the Credit Facility subject to covenants described below.

In the three months ended December 31, 2008, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in November 2009.  In the three months ended March 31, 2009, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in February 2010. In the three months ended September 30, 2009, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in June 2010.

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

In connection with the sale transactions with CSC Holdings, FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP provided their written consent.  The Credit Facility also includes certain events of default, including failure to make payment, bankruptcy and change of control. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

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

The warrants discussed above are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) a two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.   As of September 30, 2009, there has been no “demand” for registration pursuant to the Registration Rights Agreement.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Articles of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2009 or 2008.

Stock-Based Compensation

The cost of stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company uses the Black-Scholes method of valuation for stock-based compensation. During the years ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense for employees of $92,901 and $304,732, respectively, which was included in general and administrative expense.

The fair values of options granted during the years ended September 30, 2009 and 2008 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	2009	2008
Expected volatility	27%	25%
Risk-free interest rate	2.80%	4.43%
Expected years of option life	1 to 4.1	1 to 4.1
Expected dividends	0%	0%

During the year ended September 30, 2009, 137,852 shares of common stock were issued as compensation for services rendered for $37,220. The entire $37,220 was accrued in the year ended September 30, 2008, with such shares being issued during fiscal 2009.

Employee Stock Option Plan

The 2001 Stock Option Plan (“2001 Option Plan”) was approved by the stockholders at the Annual General Meeting in 2001 and is currently effective.  In 2004, the stockholders voted to increase the number of shares available under the 2001 Option Plan from 4,000,000 to 5,600,000. Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the fiscal years ended September 30, 2009 and 2008:

	Number of shares	Weighted-average exercise price ($)
Options outstanding at September 30, 2007	2,743,340	1.82
Options granted (weighted average fair value of $0.11 per share)	605,000	0.45
Options cancelled/expired (1)	(1,343,896)	2.51
Options exercised	—	—
Options outstanding at September 30, 2008(5)	2,004,444	0.94
Options granted (weighted average fair value of $0.05 per share)	827,500	0.20
Options cancelled/expired (2)	(614,064)	1.01
Options exercised (3)	(40,380)	0.29
Options outstanding at September 30, 2009 (4)(5)	2,177,500	0.65
Options exercisable at September 30, 2009 (4)	1,400,082	0.71
Options available for issuance at September 30, 2009	674,802

(1)
During the fiscal year ended September 30, 2008, (i) Sheldon Nelson forfeited back to the Company, without consideration, 600,000 stock options with an exercise price of $3.01 per share and a fair market value of $1.94 per share and of the 600,000 options, 558,333 were vested and $1,083,167 in noncash expense had already been recognized in general and administrative expense since their issuance, (ii) Director Carolyn Howard forfeited back to the Company, without consideration, 100,000 stock options with an exercise price of $1.83 and a fair market value of $1.18 per share and the entire 100,000 options were vested and the entire fair market value of $118,000 in noncash expense had been recognized in general and administrative expense since their issuance, (iii) certain other employees collectively forfeited back to the Company, without consideration, 300,000 stock options with an exercise price of $2.71 per share and a fair market value of $1.74 per share; 100,000 stock options with an exercise price of $2.05 per share and a fair market value of $0.89; 100,000 stock options with an exercise price of $2.01 and a fair market value of $1.29; 50,000 stock options with an exercise price of $2.20 and a fair market value of $1.31, of which the entire 550,000 options were vested and the entire fair market value of $805,500 in noncash expense had been recognized in general and administrative expense since their issuance. All stock options were returned for general use under the 2001 Stock Option Plan.

(2)
During the fiscal year ended September 30, 2009, (i) 340,000 options expired in the following increments, 100,000 options with an exercise price of $1.28 per share, 100,000 options with an exercise price of $0.65 per share, 40,000 options with an exercise price of $2.05 per share, and 100,000 options with an exercise price of $2.29 per share, (ii) 153,333 options were forfeited as a result of employees leaving the company, 56,667 options with an exercise price of $0.75, 57,777 options with an exercise price of $0.45 and 38,889 unvested options with an exercise price of $0.20, and (iii) 120,731 options were surrendered with an exercise price of $0.33 as part of a cashless exercise of options. All expired, forfeited and surrendered stock options were returned for general use under the 2001 Stock Option Plan.

(3)
During fiscal year ended September 30, 2009, 11,111 options were exercised with an exercise price of $0.20 with proceeds of $2,222 and 29,269 options were exercised with an exercise price of $0.33 as part of a cashless exercise discussed above.

(4)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2009 was 2.7 and 2.3 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2009 was $194,375 and $24,010, respectively. An additional charge of approximately $53,000 is expected to vest and be recognized subsequent to September 30, 2009 over a weighted average period of 13 months. The charge will be amortized to general and administrative expense as the options vest in subsequent periods.

(5)	Of the option grants outstanding as of September 30, 2009 and 2008, 777,418 and 579,568 options were unvested, respectively.

Warrants to Purchase Common Stock

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2009 and 2008:

	Number of warrants outstanding	Weighted avg. exercise price per share ($)
Outstanding at September 30, 2007	3,969,567	2.01
Issued (1)	750,000	0.60
Cancelled/Expired (2)	(2,819,567)	2.79
Exercised	—	—
Outstanding at September 30, 2008	1,900,000	0.68
Issued	—	—
Cancelled/Expired (3)	(112,500)	0.33
Exercised (4)	(37,500)	0.33
Outstanding at September 30, 2009	1,750,000	0.71

(1)
In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share and issued to Full Circle Funding, LP a five year warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.60 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement. The warrants are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) a two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier. As of September 30, 2009, there has been no “demand” for registration pursuant to the Registration Rights Agreement.

(2)
During the year ended September 30, 2008, 2,819,567 warrants to purchase shares of common stock expired, including 2,122,203 warrants at an exercise price of $3.40, 250,000 warrants at an exercise price of $1.84, and 447,364 warrants at an exercise price of $0.40.

(3)	During the year ended September 30, 2009, 112,500 warrants to purchase shares of common stock were surrendered at an exercise price of $0.33 as part of a cashless exercise of warrants.

(4)	During fiscal year ended September 30, 2009, 37,500 warrants were exercised with an exercise price of $0.33 as part of a cashless exercise discussed above.

During the year ended September 30, 2008, a warrant agreement for 150,000 warrants was extended for an additional twelve months for additional consulting services. As a result, the Company recognized share-based compensation expense for non-employees, based on grant date fair values, of $13,500.

Employee Stock Purchase Plan

In 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”) whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the 2001 Purchase Plan and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000. Funds derived from the employee purchase of Company common stock under the 2001 Purchase Plan can be used for general corporate purposes.

The maximum number of shares of Company common stock reserved under the 2001 Purchase Plan was originally 2,000,000 shares. In 2004, the stockholders voted to increase the number of shares available under the 2001 Purchase Plan to 2,800,000 shares. On April 23, 2009, the shareholders approved the 2009 Employee Stock Purchase Plan (“2009 Purchase Plan”) to replace the 2001 Purchase Plan (in all material respects identical to the 2001 Purchase Plan) and reserved 1,500,000 shares of common stock. The 2009 Purchase Plan shall terminate on April 23, 2016 or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the Board of Directors. The purchase price per share under the 2009 Purchase Plan is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower.

During the year ended September 30, 2009, the Company issued to employees under the 2001 and 2009 Purchase Plans through payroll deductions, (i) 91,330 shares for $55,994 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) 762,708 shares for $132,600 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses. Of the 762,708 shares issued for bonuses, 612,378 shares for $104,531 had been accrued in the year ended in September 30, 2008, but were not issued until fiscal 2009.

During the year ended September 30, 2008, the Company issued to employees under the 2001 Purchase Plan through payroll deductions, (i) 69,134 shares for $46,389 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) 232,969 shares for $82,684 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses. Of the 232,969 shares issued for bonuses, 120,694 shares for $43,327 had been accrued in the year ended in September 30, 2007, but were not issued until fiscal 2008.

Restricted Stock

During the year ended September 30, 2009, members of the Board of Directors were granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 120,000 shares of restricted stock were issued with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months and, as a result of the issuance, the Company recognized compensation expense of $20,000 for the year ended September 30, 2009.

During the year ended September 30, 2009, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,400 as compensation expense based on the quoted market price at the grant date.

During the year ended September 30, 2009, the Company issued 272,073 shares of restricted common stock to employees for $46,253 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses.  As a result, the Company recognized $46,253 as compensation expense based on the quoted market price at the grant date.  The entire 272,073 shares of restricted common stock for $46,253 had been accrued in the year ended in September 30, 2008, but were not issued until fiscal 2009.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 98,335 shares of restricted stock were issued during the year ended September 30, 2008 with a fair value of $38,734 based on the quoted market price at the grant date to be recognized during the next twelve months and, as a result of the issuance, the Company recognized compensation expense of $20,130 for the year ended September 30, 2009.

During the year ended September 30, 2008, the Company issued 30,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,100 for an employee bonus based on the quoted market price at the grant date.  Additionally, the Company issued 18,037 shares of restricted common stock for $14,430 for an employee bonus to the same executive that had been accrued in the year ended in September 30, 2007, but was not issued until fiscal 2008.

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

Treasury Stock

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period (subject to securities laws and other legal requirements), in open market transactions, up to an aggregate value of $1,000,000. This authorization does not obligate the Company to acquire any common stock, or any particular amount of common stock, or at any particular price. The specific timing and amount of the repurchase(s) will vary based on market conditions and other factors. The stock repurchase plan may be suspended, modified, extended or terminated by the Board of Directors at any time.  During the year ended September 30, 2009, the Company repurchased 174,423 shares of common stock at an aggregate cost of $68,324.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2009 and through the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

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

Operating Leases

The Company is obligated under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2013 to make future minimum rental payments in each of the years subsequent to September 30, 2009 as summarized in the following table:

Year ending September 30,	Minimal Rental Payments
2010	$316,651
2011	137,385
2012	80,926
2013	7,448
Total minimum payments	$542,410

Rent expense under all operating leases amounted to $439,842 and $375,408, respectively, for the years ended September 30, 2009 and 2008.

7.	STRATEGIC ALLIANCE WITH DIRECTV

On June 1, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. The DIRECTV Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire DIRECTV Agreement to coincide with the expiration date of the Company’s latest property access agreement. Under the DIRECTV Agreement the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in our bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allowed the Company to receive an upgrade subsidy when it completes a high definition system upgrade on certain of its properties. The Company is required to submit an invoice for this subsidy to DIRECTV within thirty days after the upgrade of the property and subscribers is complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. On August 15, 2008, the Company signed a subsequent letter agreement with DIRECTV that allowed the Company to continue to receive from DIRECTV this upgrade subsidy, under similar terms, through July 2009. This letter agreement originally provided for a minimum retention period of three years with a refund of the subsidy from properties that terminate DIRECTV service before expiration of the three year period.  Subsequently, the three year requirement was waived by DIRECTV for all properties.

8.	GAIN/LOSS ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On July 17, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $75,000. The total gain on the disposal was $55,200.

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

9.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

During the year ended September 30, 2009, the Company acquired assets in 44 properties containing 10,705 units in the amount of $1,296,479, representing inventory, fixed assets and intangible assets, inclusive of access agreements.

During the year ended September 30, 2008, the Company concluded the third closing of assets from Multiband Corporation, whereby the Company acquired access agreements and incurred transfer fees, collectively, in the amount of $280,301, representing intangible assets.  Additionally, the acquisition price from a Multiband closing concluded in fiscal 2007 was adjusted downward by $24,820 (of which $13,120 were intangibles) for assets that were unable to be transferred as per the initial asset purchase agreement.

The acquisition costs of all acquired access agreements and equipment for the years ended September 30, 2009 and 2008 were allocated to the fair value of the assets acquired, as set forth below:

	September 30,
	2009	2008
Property and equipment	$438,791	$56,216
Inventory	43,735	—
Amortizable intangible assets	813,953	267,181
Total acquisition cost of all acquired access agreements and equipment	$1,296,479	$323,397

10.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2009	2008
Telecommunications equipment, installed	$42,443,115	$37,317,427
Computer equipment	1,264,386	1,218,163
Furniture and fixtures	257,548	254,089
Leasehold improvements	178,169	172,482
Other	67,930	59,430
	44,211,148	39,021,591
Less: Accumulated depreciation	(22,071,379)	(17,283,584)
Totals	$22,139,769	$21,738,007

Depreciation expense amounted to $5,690,670 and $5,304,496 for the years ended September 30, 2009 and 2008, respectively.

11.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2009	2008
Property access agreements, including subscriber lists	$9,083,886	$8,326,913
Less: Accumulated amortization	(6,445,203)	(5,338,356)
Totals	$2,638,683	$2,988,557

Amortization expense amounted to $1,159,808 and $ 1,274,346 for the years ended September 30, 2009 and 2008, respectively. Amortization of intangibles in the years subsequent to September 30, 2009 is as follows:

Year	Amortization Amount
2010	$883,906
2011	821,764
2012	602,241
2013	196,043
2014	134,729
Total	$2,638,683

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30,
	2009	2008
Accrued costs and expenses:
Equipment	$9,525	$4,213
Employee stock purchases and employee compensation payable in common stock	188,148	212,453
Subcontractors maintenance and installation	31,403	52,367
Programming cost	3,558	8,872
Professional fees	240,702	167,277
Wages	592,928	784,392
Acquisition balance due, payable in cash	531,257	—
Other	120,649	57,517
Totals	$1,718,170	$1,287,091

13.	INCOME TAXES

The Company had pre-tax losses but did not record any benefits for Federal or other income taxes for the years ended September 30, 2009 and 2008. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax benefits because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

As of September 30, 2009 and 2008, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	2009	2008
Deferred tax assets:
Benefits from net operating loss carry forwards:
Federal and State	$17,363,000	$16,953,000
Canada	279,000	3,377,000
Tax benefit for nonqualified stock options	11,000	11,000
Other	252,000	163,000
Totals	17,905,000	20,504,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(2,841,000)	(2,426,000)
Net deferred tax assets	15,064,000	18,078,000
Less valuation allowance	(15,064,000)	(18,078,000)
Totals	$—	$—

At September 30, 2009 and 2008, the Company had net operating loss carry forwards of approximately $43,408,000 and $42,381,000, respectively, available to reduce future Federal and state taxable income and net operating loss carry forwards of approximately $612,000 and $7,423,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2009, the Federal tax loss carry forwards will expire from 2010 through 2029 and the Canadian tax loss carry forwards will expire from 2010 through 2016. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

Income Taxes – Uncertainty.  Effective October 1, 2007, the Company adopted the requirements in Accounting for Uncertainty in Income Taxes recognized in an enterprise’s financial statements which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company maintains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The standards also provides guidance on de-recognition, classification, interest and penalties, and other matters. Interest and penalties, if any, would be included in the income tax provision. The adoption did not have a material effect on the financial statements.  The tax years 2006 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities for the year ended September 30, 2009 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the year ended September 30, 2009 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt.

15.	RELATED PARTY TRANSACTIONS

On October 15, 2006, the Company entered into a consulting agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The consulting agreement is a month to month agreement with a monthly payment required initially of $5,000, which increased to $7,500 as of April 2008, and then decreased to $3,500 per month as of July 2009.  During the year ended September 30, 2009, the Company paid Howard Interests $85,500.

16.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through December 29, 2009, the date of financial statement issuance.

On December 2, 2009, the Company executed an agreement with AT&T Video Services, Inc. to acquire up to 20,000 of its DIRECTV and private cable subscribers, the associated access agreements and the related video equipment assets located in 213 multi-family properties.  No assets have yet been transferred.

On December 16, 2009, the Company received a letter agreement from DIRECTV agreeing to provide the Company an upgrade subsidy when it completes an HD system upgrade in certain of the above-mentioned AT&T Video Services properties when acquired, similar to the upgrade subsidy letter agreements with DIRECTV previously disclosed and dated December 14, 2007 and August 15, 2008.

On December 28, 2009, a majority of the Board of Directors approved the granting of 120,000 shares of common stock from the 2009 Employee Stock Purchase Plan to mid-level employees as a year end bonus.  The shares of common stock have not yet been issued.

On December 28, 2009, a majority of the Board of Directors approved the granting of 628,500 options from the 2001 Stock Option Plan to 23 employees, all at an exercise price of $0.40 per share.

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

As of September 30, 2009 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2009. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and the narrative below sets forth the information concerning the Company’s directors and officers for the fiscal year ended September 30, 2009:

Directors and Executive Officers	Age	Position(s)
Sheldon Nelson	48	President, Chief Executive Officer, Chief Financial Officer and Director
J.E. “Ted” Boyle	62	Director, Chairman of the Board
Carolyn Howard	45	Director
Richard Newman	57	Director
James Wiberg	51	Director
Patrick Cunningham	41	Vice President, Sales and Marketing
Brad Holmstrom	44	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	61	Vice President, Finance and Administration
Michael Stanway	45	Vice President, Acquisitions and Technology
Joe Nassau	53	Vice President, Operations

Sheldon B. Nelson, 48, has served as Chief Executive Officer of the Company and a member of the Board of Directors, including a term as Chairman, since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence.

John Edward "Ted" Boyle, 62, joined the Board of Directors in May of 2000. He is currently the President of G2W Solutions Inc. (GWIR:OTCBB), a satellite network service provider to the horse race and gaming industry. In 2006 and 2007, Mr. Boyle oversaw the launch of cable VoIP telephony at Cable Bahamas in Nassau. From 2002 until 2006 he worked for 180 Connect Inc., North America's largest cable and satellite installation and service contractor, and was the president of their $50M per annum cable division.  From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the MMDS wireless cable television provider for Sri Lanka. From 1996 -1997 Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada's first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). As the founding officer of Regional Cablesystems at Cancom, and later as Vice-President of Market Development at Regional, he led the licensing and construction, or acquisition, of over 1000 Canadian and American cable systems. In addition to MDU Communications, he currently sits on the Board of Asian Television Network (SAT-TSX-V).

Carolyn Howard, 45, joined the Board of Directors in July 2005. She has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. Prior to that, Ms. Howard owned and managed a personnel and staffing firm and held a position in banking with a focus on Fannie Mae/Freddie Mac lending. Additionally, she has held positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies. In 1997, she sold the company to Vermont Pure Springs, Inc., a publicly traded company. Ms. Howard also sits on the Board and chairs the Audit Committee of Video Display Corporation, (VIDE) a publicly traded company. In February 2005, she was named Treasurer to the Jaffrey Gilmore Foundation, a New Hampshire non-profit organization for the arts.

Richard Newman, 57, joined the Board of Directors in December 2007 and resides in New York City.  He is currently a Managing Director for Andlinger and Company, a private equity firm mainly focused on business services, manufacturing and clean technology investment opportunities.  Prior to joining Andlinger, Mr. Newman was a Managing Director at East Wind Advisors, a boutique investment banking firm and a partner at Hart Capital, a private equity firm.  In addition to his most recent private equity experience noted above, Mr. Newman has 20 years of experience in various financial advisory and operating roles.  He holds an MBA from the Stanford University Graduate School of Business, a Master of Arts from the Stanford University School of Education and a Bachelor of Arts degree from Brown University.

James Wiberg, 51, joined the Board of Directors in May of 2009.  He has been appointed for a two-year term subject to stockholder election at the Company’s next Annual General Meeting. Mr. Wiberg is currently Vice President and Director of Investments for International Investors Group, Inc. (“IIG”), a Wyoming corporation, headquartered in Florida, that invests its own capital directly, and with other qualified accredited investors through private invitation, in small and emerging companies with exceptional growth prospects.  Mr. Wiberg is also an officer and director of Florida incorporated DED Enterprises, Inc. (“DED”), which along with IIG are wholly-owned subsidiaries of Carpathian Holding Company, Ltd. (“CHC”), of which Mr. Wiberg is also a director.  Additionally, Mr. Wiberg is an executive director of Australian domiciled Carpathian Resources Ltd. (“CPN”), which trades under the symbol CPN on the Australian Securities Exchange. CHC is a wholly-owned subsidiary of CPN. Mr. Wiberg also sits on the Board of Directors of Pro Fit Optix, Inc., a Dallas-based wholesale optical distributor in which CHC has a controlling interest.  Mr. Wiberg has a 30-year history providing accounting, management, advisory and financing services to the commercial and multi-family residential real estate industries in the United States.  Prior to joining IIG, DED, CHC and CPN, he was Founder and President of Triode Realty Advisory Corp., which he formed in 1998. Mr. Wiberg holds a Bachelor of Science, Accounting degree from Florida State University.

Patrick Cunningham, Vice President of Sales and Marketing . Mr. Cunningham, 41, has been a Vice President with the Company since 2000.  He has over fifteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary. Mr. Holmstrom, 44, has been with the Company since 2000 serving as the Company’s legal counsel. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of the law firm Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration. Mr. Ragusa, 61, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability and has assisted in the implementation of operational strategies that support business development and financial objectives.

Michael Stanway, Vice President of Acquisition and Technology. Mr. Stanway, 45, joined the Company in 2000 as Manager and then Director of MIS/IT Services. Mr. Stanway then assumed the position of Director and thereafter Vice President of Operations prior to becoming Vice President of Acquisitions and Technology. Mr. Stanway has a post-secondary degree as a Network Specialist with Microsoft and Novell certifications.

Joe Nassau, Vice President of Operations.   Mr. Nassau, 53, has been with the Company since June 2005 and is responsible for leading and managing the Company’s Call Center (sales, customer support and tech support), Subscriber Lifecycle Process Management, Subscriber Operational Support Systems, Training, Dispatch, and Back Office operations.  He brings over twenty years of experience in the pay television and broadband industries in a variety of functional and operational management roles.  In particular, he led and managed the integration, growth and operation of HBO’s satellite television call center and back office operations in Chicago that supported sales and service for over 1 million subscribers.  He also held key leadership roles in the successful planning, launch, and deployment of Galaxy Latin America’s DIRECTV services in Latin America, as well as the highly successful launch of EarthLink’s High-Speed Internet Service throughout Time Warner Cable’s network nationwide.  Mr. Nassau holds a BA in Communications from Fordham University and an MBA in Decision and Information Sciences from the University of Florida.  He also served as an Infantry Officer in the Unites States Army.

Code of Ethics. The Company has adopted a Code of Ethics that applies to all upper management, officers and directors of the Company. A copy of the Company’s Code of Ethics is posted on the Company’s website.

Board of Directors Meetings and Committees.   All directors are expected to attend the Company’s Annual Meeting of Stockholders and to attend 75% of all regular Board and committee meetings. All of the then-current Board members attended the 2009 Annual Meeting of Stockholders. During the fiscal year ended September 30, 2009, there were four regularly scheduled meetings and three additional conference calls of the Board of Directors. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which the director served. The Board of Directors has three standing committees; the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

Audit Committee.    The Board of Directors has adopted a charter governing the duties and responsibilities of the Audit Committee. The principal functions of the Audit Committee include:

•	overseeing the integrity of the Company’s financial statements and compliance with related legal and regulatory requirements;

•	monitoring the adequacy of the Company’s accounting and financial reporting, and its internal controls, procedures and processes for financial reporting; and

•	overseeing the Company’s relationship with its independent auditors, including appointing, evaluating, and reviewing the compensation of the independent auditors.
Current members of the Audit Committee include Mr. Newman (Chair) and Ms. Howard. Ms. Howard qualifies as an "audit committee financial expert" as defined by the Securities and Exchange Commission (“SEC”). All members of the Audit Committee are “independent” as defined by Rule 4200 of the National Association of Securities Dealers (“NASD”). Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The Audit Committee met four times during the fiscal year ended September 30, 2009 for approval and filing of the Company's reports and other matters.

Compensation Committee.    The Board of Directors has adopted a charter governing the duties and responsibilities of the Compensation Committee. The principal functions of the Compensation Committee include:

•	reviewing and making recommendations to the Board of Directors regarding all forms of salary, bonus and stock compensation provided to executive officers;

•	the long-term strategy for employee compensation, including the types of stock and other compensation plans to be used by the Company; and

•	overseeing the overall administration of the Company’s equity-based compensation and stock option plans.

Current members of the Compensation Committee include Mr. Boyle (Chair) and Mr. Newman. All members of the Compensation Committee are "independent” as defined by Rule 4200 of the NASD. Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers of such entities. None of the Company’s executive officers have served as members of a compensation committee or as a director of any other entity that has an executive officer serving on the Compensation Committee of our Board of Directors or as a member of our Board of Directors. The Compensation Committee met twice during fiscal 2009.

Corporate Governance and Nominating Committee.  The Board of Directors has adopted a charter governing the duties and responsibilities of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee insures that the Company has the best management processes in place to run the Company legally, ethically and successfully in order to increase stockholder value. The principal functions of the Corporate Governance and Nominating Committee are:

•	assisting the Board of Directors in identifying, evaluating, and nominating candidates to serve as members of the Board of Directors and as a qualified Audit Committee financial expert;

•	recommending to the Board of Directors any director nominees for the next annual meeting of stockholders;

•
reviewing and making recommendations to the Board of Directors regarding the composition of the Board, the operations of the Board, and the continuing qualifications of incumbent directors, including any changes to a director's primary activity;

•	reviewing annually and making recommendations to the Board as to whether each non-management director is independent and otherwise qualified in accordance with applicable law or regulation; and

•	reviewing and making recommendations to the Board of Directors regarding corporate governance policies and ethical conduct.

The Corporate Governance and Nominating Committee identifies potential director nominees based upon recommendations by directors, management, or stockholders, and then evaluates the candidates based upon various factors, including, but not limited to:

•	a reputation for honesty and integrity and a willingness and ability to spend the necessary time to function effectively as a director;

•	an understanding of business and financial affairs and the complexities of business organizations;

•	a general understanding of the Company’s specific business and industry;

•	strategic thinking and willingness to share ideas, network of contacts, and diversity of experience; and

•	a proven record of competence and accomplishments through leadership in industry, education, the professions or government.
The Corporate Governance and Nominating Committee considers these and other criteria to evaluate potential nominees and does not evaluate proposed nominees differently depending upon who has made the proposal. To date, the Company has not paid any third-party fees to assist in this process.

The Corporate Governance and Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of those proposals. If a stockholder wishes to suggest a candidate for director consideration, the stockholder should send the name of the recommended candidate, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of Company stock, to the attention of the Corporate Secretary, 60-D Commerce Way, Totowa, NJ 07512 at least six months prior to the 2010 Annual Meeting of Stockholders to ensure time for meaningful consideration. To date, the Company has not had any candidates submitted by any stockholders for the upcoming Annual Meeting.

Current members of the Corporate Governance and Nominating Committee are Ms. Howard (Chair), Mr. Boyle and Mr. Nelson. All members of the Corporate Governance and Nominating Committee, except Mr. Nelson, are "independent” as defined by Rule 4200 of the NASD. Additionally, each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, both with the exception of Mr. Nelson. The Corporate Governance and Nominating Committee met twice during fiscal 2009.

Compensation of Directors. Each director who is not an employee or full time consultant of the Company receives compensation of $1,500 per month and an attendance fee of $2,000 per in-person meeting, plus out-of-pocket expenses for each Board or committee meeting attended. The Chairman of the Board and the financial expert on the Company’s Audit Committee each receive an additional $5,000 per year. The Chairperson of the Audit Committee receives an additional $4,000 per year and the Chairpersons of the Compensation and Corporate Governance and Nominating Committees each receive an additional $2,000 per year in compensation.

Directors may also receive grants of stock options as part of their compensation package. Mr. Boyle was previously granted a five-year option to purchase 100,000 shares of common stock as compensation for two years of Board service. These options were at an exercise price of $0.33 per share and have been exercised.  In 2004, Mr. Boyle received an additional five-year option to purchase 100,000 shares of common stock as compensation for two additional years of Board service. These options were at an exercise price of $1.28 per share and have expired without exercise.  In 2005, Ms. Howard was granted a five-year option to purchase 100,000 shares of common stock as compensation for two years of Board service. These options were at an exercise price of $1.83 per share. Ms. Howard returned these options to the Company for no consideration in 2008 without exercise.

Directors may also receive grants of restricted stock as additional compensation.  Mr. Boyle was granted 40,000 shares of restricted common stock for his service from May 2005 through May 2007. Mr. Boyle and Ms. Howard were each granted 20,000 shares of restricted common stock for their service from May 2007 through May 2008. Mr. Newman was granted 20,000 shares of restricted common stock for his service from December 2007 through December 2008. On May 28, 2008, Mr. Boyle and Ms. Howard were granted 30,000 shares of restricted common stock for their service from May 2008 through May 2009 and Mr. Newman was granted 18,335 shares of restricted common stock for his service from December 2008 through May 2009. In June of 2009, Mr. Boyle, Ms. Howard, Mr. Newman and Mr. Wiberg were each granted 30,000 shares of restricted common stock for their service from May 2009 through May 2010.

The table below sets forth, for each non-employee director, the amount of cash compensation paid and the number of stock options or shares of common stock received for his or her service during fiscal 2009:

Non-Employee Director	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
J.E. “Ted” Boyle	29,000	12,000	-	-	6,075	47,075
Carolyn Howard	26,000	12,000	-	-	6,075	44,075
Richard Newman	28,000	12,000	-	-	6,075	46,075
James Wiberg(2)	8,000	12,000	-	-	-	20,000
_____________________

(1)
Each director received 30,000 shares of restricted Company common stock as part of their compensation package awarded in fiscal 2009. The amounts shown in this column represent compensation expense recognized for financial reporting purposes during fiscal 2009 in accordance with SFAS 123R, with the exception that estimated forfeitures related to service-based vesting were disregarded in these amounts. Assumptions used in the calculation of this amount for purposes of our financial statements are included in Note 5 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(2)	Mr. Wiberg joined the Board in May 2009.
(3)	On November 7, 2008, the Board awarded non-management directors each with an additional 22,500 shares of restricted Company common stock, which were issued on March 20, 2009.

Item 11.	Executive Compensation

Overview.  The Compensation Committee has responsibility for establishing, monitoring and implementing the Company’s compensation program. The Compensation Committee designs its policies to attract, retain and motivate highly qualified executives. It compensates executive officers (Mr. Sheldon Nelson, Mr. Patrick Cunningham, Mr. Brad Holmstrom, Mr. Carmen Ragusa, Jr., Mr. Michael Stanway and Mr. Joe Nassau (collectively, “Executives”)) through a combination of base salary, incentive bonus payments and stock options and grants, designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders.

What the Compensation Program is Designed to Reward.  The Compensation Committee focuses on the long-term goals of the Company and designs reward programs that recognize business achievements it believes are likely to promote sustainable growth. The Compensation Committee believes compensation programs should reward Executives who take actions that are best for the long-term performance of the Company while delivering positive annual operating results. Compensation decisions take into account performance by both the Company and the Executive. To supplement its decision making, the Compensation Committee has the authority to retain an independent compensation consultant to provide data, analysis and counsel as necessary.

Role of the Chief Executive Officer in Compensation Decisions.  The Chief Executive Officer is required to provide to the Compensation Committee annual reviews of the performance of each Executive, other than himself. The Committee considers these evaluations and the recommendations of the CEO in determining adjustments to base salaries, bonus and equity incentive awards for the Executives. The Compensation Committee considers the CEO’s recommendations regarding the compensation of Executives and a number of qualitative and quantitative factors, including the Company’s performance during the fiscal year and rates of compensation for similar public and private companies. The Compensation Committee itself reviews the performance of the CEO.

Elements of the Executive Compensation Plan and How it Relates to Company Objectives.  The Compensation Committee believes that compensation paid to Executives should be closely aligned with the performance of the Company on both a short-term and long-term basis and that such compensation should assist the Company in attracting and retaining key executives critical to long-term success. Currently, the Compensation Committee uses short-term compensation (base salary and incentive bonuses) and long-term equity compensation (stock options and/or stock grant incentive awards) to achieve its goal of driving sustainable growth. Specifically, the Compensation Committee considers: (i) overall financial, strategic and operational Company performance; (ii) individual performance; (iii) market data; and (iv) certain additional factors within the Committee’s discretion. The Compensation Committee may exercise its discretion in modifying any recommended adjustments or awards to Executives or determining the mix of compensation.

Employment Agreements. The Company has previously entered into Management Employment Agreements with each of the Executives described below:

Sheldon Nelson. The Company has a Management Employment Agreement with its Chief Executive Officer, Sheldon Nelson, with a current annual salary of $275,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twenty four (24) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to thirty-six (36) months salary.

Patrick Cunningham. The Company has a Management Employment Agreement with its Vice President of Sales and Business Development, Patrick Cunningham, with a current annual salary of $189,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twelve (12) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twenty four (24) months salary.

Brad Holmstrom. The Company has a Management Employment Agreement with its General Counsel, Brad Holmstrom, with a current annual salary of $175,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to four (4) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months salary.

Carmen Ragusa, Jr. The Company has a Management Employment Agreement with its Vice President of Finance and Administration, Carmen Ragusa, Jr., with a current annual salary of $176,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to four (4) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months salary.

Short-Term Compensation.

Base Salary. Base salary is negotiated into each Executive’s Management Employment Agreement. Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices. At the end of the year, the CEO evaluates the Executive’s performance in light of Company objectives. Base salary compensates each Executive for the primary responsibilities of his position and level of experience and is set at levels that the Company believes enables it to attract and retain talent.

Management Incentive Bonus Plan. The Company utilizes quarterly and annual bonuses as an incentive to promote achievement of individual and Company performance goals. Bonus awards are determined and based primarily on Company performance and secondarily on individual performance. Company performance is determined at the end of the year (or quarter) based on actual business results compared to preset business objectives, annual financial performance goals and strategic performance initiatives.  The Committee may also take into account additional considerations that it deems fundamental.

Under the 2009 Management Incentive Bonus Plan, Executives could earn an equivalent amount of up to 35% of their annual salary (100% for the CEO) payable one-half in Company common stock and one-half in cash. The Compensation Committee reserves the right to award additional bonuses for extraordinary events related to performance during the year. The Bonus Plan is based and paid in accordance with the achievement of the business and operating goals of the Company, both quantitative and qualitative, as determined by the Compensation Committee. Quantitative goals are based on criteria such as subscriber growth, revenue growth, EBITDA growth, acquisition cost containment, upgrade completion and borrowing base capacity. This portion of the bonus is paid quarterly and based on a percentage of salary, 3% percent for the first quarter and 4% percent for the remaining three quarters for a total maximum quantitative bonus of 15% of salary (50% for the CEO). The qualitative bonus is worth up to 20% of the Executive’s base salary (50% for the CEO) and is awarded at the year end. Current year qualitative performance criteria include HDTV property upgrade fulfillment, penetration rate increases, current property renewal success, accretive asset acquisitions, and other metrics such as strategic partner initiatives.

For fiscal 2009, the Compensation Committee met in November and December and reviewed Executive performance against performance goals using the fiscal 2009 actual results and the criteria set forth above. The Compensation Committee relied to a large extent on the CEO’s evaluations of each Executive’s performance. The Compensation Committee itself reviewed the performance of the CEO. The Compensation Committee did not award Executives the full annual incentive bonus, since only certain of the pre-established targets were met. The 2009 Management Incentive Bonus Plan payouts and the percentage of target opportunity for the CEO and top three highly compensated Executives earned for fiscal 2009 are set forth below:

•
Mr. Nelson received a bonus of $137,500, which represented 50% of his target bonus opportunity (100% of salary), paid one-half in cash and one-half in shares of Company common stock. The qualitative component of Mr. Nelson’s 2009 Management Incentive Bonus Plan has been deferred by the Board pending the outcome of certain acquisitions and will be re-discussed in fiscal 2010.

•	Mr. Cunningham received a bonus of $56,700, which represented 30% of the 35% target bonus opportunity of salary, paid 50% in cash and 50% in shares of Company common stock.

•	Mr. Ragusa received a bonus of $52,800, which represented 30% of the 35% target bonus opportunity of salary, paid 50% in cash and 50% in shares of Company common stock.

•	Mr. Holmstrom received a bonus of $52,500, which represented 30% of the 35% target bonus opportunity of salary, paid 50% in cash and 50% in shares of Company common stock.

Long-Term Compensation.

Long-term performance-based compensation for the Executives takes the form of stock option awards from the 2001 Stock Option Plan and occasional stock awards from the 2009 Employee Stock Purchase Plan or of restricted shares of common stock. The Compensation Committee continues to believe in the importance of equity ownership for all Executives and certain management for purposes of incentive, retention and alignment with stockholders. The long-term incentive compensation is intended to motivate Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of stockholders.

Pursuant to the Management Employment Agreements mentioned above, Executives are entitled to receive stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock options vest based on an Executive’s continued employment with the Company over a period of three years. In fiscal 2009, the Company granted 450,000 stock options to Executives at an exercise price of $0.20 per share (see Outstanding Cumulative Equity Awards Table).

The Company also provides retirement benefits to all employees, including limited matching contributions, under the terms of its tax-qualified 401(k) defined contribution plan. The Executives participate in the 401(k) plan on the same terms as other participating employees.

Severance Benefits.

The Company provides severance in certain cases as a means to attract individuals with superior ability and managerial talent and to protect our competitive position.

The Company has previously entered into Management Employment Agreements that may require it to make certain payments to certain Executives in the event of a termination of employment or a change of control. The following tables summarizes the potential payments to each Executive assuming that one of the events listed in the tables below occurs.

Named Executive Officer	Payments upon a termination by the Company without cause(1)	Payments upon a termination by the Executive or Company without cause during a change in control(1)
Sheldon Nelson	$550,000	$825,000
Patrick Cunningham	$189,000	$378,000
Brad Holmstrom	$58,333	$175,000
Carmen Ragusa, Jr.	$58,666	$176,000

(1)	Does not assume any pro-rata portion of target bonus for a fiscal year.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2009

The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our three other most highly compensated Executives, who were serving as executive officers at the end of our fiscal year ended September 30, 2009:

Name and Principal Position	Fiscal Year (1)	Annual Salary	Year end Bonus(3)	Other Bonus(4)	Stock Awards	Option Awards(2)	Total
Sheldon Nelson,	2009	$275,000	$137,500	$27,810	$20,885	$5,000	$466,195	(5)
CEO	2008	$275,000	$228,250		$14,429	$-	$517,679

Patrick Cunningham,	2009	$189,000	$56,700	$83,430	$-	$4,500	$333,630
Vice President Sales and Marketing	2008	$189,000	$55,755		$-	$9,900	$254,655

Brad Holmstrom,	2009	$175,000	$52,500	$37,080	$-	$4,500	$269,080
General Counsel	2008	$175,000	$51,625		$-	$14,300	$240,925

Carmen Ragusa,	2009	$176,000	$52,800	$9,270	$-	$5,250	$243,320
Vice President Finance and Admin.	2008	$176,000	$51,920		$-	$9,900	$237,820
________________
(1)	The information is provided for each fiscal year referenced beginning October 1 and ending September 31 for compensation earned during or for each fiscal year.

(2)
Represents the dollar amount recognized for financial statement reporting purposes, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in Note 5 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2009. Our named executive officers will not realize the value of these awards in cash unless and until these awards vest, are exercised and the underlying shares subsequently sold.

(3)	Fiscal year end 2009 bonus per the 2009 Management Incentive Bonus Plan, paid 50% in cash and 50% in common stock.

(4)	Board approved special one-time bonus for the completed sale of subscribers to CSC Holdings resulting in a $7 million gain to the Company, paid 50% in cash and 50% in common stock in January 2009.

(5)	The qualitative component to Mr. Nelson’s 2009 fiscal year end bonus was deferred pending the outcome of certain acquisitions and will be re-discussed by the Board in fiscal 2010.

OUTSTANDING CUMULATIVE EQUITY AWARDS AT SEPTEMBER 30, 2009

The following table provides a summary of equity awards outstanding at September 30, 2009 for our CEO and top three highly compensated named Executives:

Executive Officer	Option Expiration Date	Option Exercise Price ($)	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable
Sheldon Nelson,	10/20/11	.75	48,608	1,392
Chief Executive Officer	12/19/13	.20	24,999	75,001

Patrick Cunningham,	10/20/11	.75	24,302	698
VP of Sales and Marketing	11/30/12	.45	55,000	35,000
	12/19/13	.20	22,500	67,500

Bradley Holmstrom,	10/20/11	.75	24,302	698
General Counsel	11/30/12	.45	79,494	50,506
	12/19/13	.20	22,500	67,500

Carmen Ragusa, Jr.,	10/20/11	.75	82,636	2,364
VP of Finance and Admin.	11/30/12	.45	55,000	35,000
	12/19/13	.20	26,250	78,750

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (to the best of our knowledge) with respect to beneficial ownership of MDU Communications International, Inc. outstanding common stock as of December 28, 2009 by each person or group known to the Company to be the beneficial owner of more than 4% of the Company’s common stock based upon Schedules 13G and 13D (and amendments) filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Shares		Percent of Class
Ronald Ordway 1868 Tucker Industrial Rd., Tucker, GA 30084	1,734,988		4.11%

Jonathan R. Ordway 245 Mountain View St., Decatur, GA 30030	10,864,500		20.2%

DED Enterprises, Inc.; Carpathian Holding Company, Ltd; Carpathian Resources Ltd. 210 Crystal Grove Blvd., Lutz, FL 33548 (1)	5,097,333	(1)	9.6%

SC Fundamental, et al. 747 Third Ave., New York, NY 10017	2,842,000		5.5%

(1)
In a Schedule 13D filed with the SEC on March 19, 2009, DED et al. acquired (i) an option to purchase 10,000,000 shares of Company common stock from Ron Ordway, and (ii) an irrevocable proxy to vote any and all shares held by Ron Ordway (13,192,857 shares) expiring on March 18, 2010. In a Schedule 13D/A filed with the SEC on September 28, 2009, DED et al. declined to exercise the option on the 10,000,000 shares after Ron Ordway gave notice of his intention to sell.  In a Schedule 13D filed with the SEC on October 19, 2009, Jonathan Ordway acquired 10,000,000 shares of Company common stock.  In a Schedule 13G/A filed with the SEC on October 26, 2009, Ron Ordway sold 10,000,000 shares of Company common stock. Although DED et al. last reported with the SEC a beneficial ownership position in 15,097,333 shares of Company common stock, 10,000,000 of these shares are also reported with the SEC as owned by record stockholder Jonathan Ordway. DED et al. has not filed an amended Schedule 13D.

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of September 30, 2009, including; (i) each executive officer named in the Summary Compensation Table; (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership	Percent of Class
Sheldon Nelson [1]	1,826,599	3.3
Patrick Cunningham [2]	837,949	1.5
Brad Holmstrom [3]	603,938	1.1
Carmen Ragusa, Jr. [4]	384,086	0.7
Joe Nassau [5]	389,782	0.7
Michael Stanway [6]	99,621	*
J.E. (Ted) Boyle [7]	192,500	*
Richard Newman [8]	223,185	*
Carolyn Howard [9]	428,100	0.7
James Wiberg [10]	30,000	*
All executive officers and directors as group (10 persons)	5,015,760	9.2	[11]

(1)
Includes 972,916 shares held of record by 567780 BC Ltd., a British Columbia Canada corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 780,076 shares held personally and 73,607 exercisable options, within the next sixty days, to purchase shares of common stock.

(2)	Includes 736,147 shares of common stock and 101,802 exercisable options, within the next sixty days, to purchase shares of common stock.
(3)	Includes 477,642 shares of common stock and 126,296 exercisable options, within the next sixty days, to purchase shares of common stock.
(4)	Includes 220,200 shares of common stock and 163,886 exercisable options, within the next sixty days, to purchase shares of common stock.
(5)	Includes 251,723 shares of common stock and 138,059 exercisable options, within the next sixty days, to purchase shares of common stock.
(6)	Includes 99,621 shares of common stock only.
(7)	Includes 192,500 shares of common stock only
(8)	Includes 192,685 shares of common stock owned directly, 20,500 beneficially owned through family members or trusts, and 10,000 beneficially owned through a wholly owned company.
(9)	Includes 353,100 shares of common stock and 75,000 exercisable options, within the next sixty days, to purchase shares of common stock.
(10)	Includes 30,000 shares of common stock issued to Triode Systems, Inc. Mr. Wiberg is also an officer within the DED et al. group mentioned above, but such shares are not included herein.
(11)	Based on 54,175,957 shares, which includes 53,497,307 outstanding shares on January 27, 2009, and the above mentioned 678,650 options.
*	Less than 0.5%

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors and officers, and any persons who own more than 10% of the Company’s common stock, are required under Section 16(a) of the Securities Exchange Act of 1934 to file initial reports of ownership and reports of changes in ownership with the SEC. Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. The Company files Section 16(a) reports on behalf of its directors and executive officers to report their initial and subsequent changes in beneficial ownership of common stock. Based solely upon its review of the copies of such reports for fiscal year 2009 as furnished to MDU Communications and representations from its directors and officers, the Company believes that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Audit Committee of the Board of Directors is responsible for the review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the last fiscal year, and the immediate family members of these persons. The Audit Committee determines whether any such transaction constitutes a “related-person transaction” and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. On October 15, 2006, the Company entered into a Consulting Agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The Consulting Agreement is a month to month agreement with a monthly payment required initially of $5,000 that increased to a monthly payment of $7,500 in April of 2008 and then decreased to $3,500 per month in July of 2009.  This Agreement is still in effect as of December 28, 2009 at a rate of $3,500 per month.

Item 14.	Principal Accounting Fees and Services

J.H. Cohn LLP has served as the Company's Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit Fees	$188,902	$166,471
Audit Related Fees	—	—
Tax Fees	$23,836	46,070
All Other Fees	$-	$-

Audit Committee Pre-Approval Policy

All audit and non-audit services to be performed for the Company by its independent auditor must be pre-approved by the Audit Committee, or a designated member of the Audit Committee, to assure that the provision of such services do not impair the auditor’s independence. The Audit Committee has delegated interim pre-approval authority to the Chairman of the Audit Committee. Any interim pre-approval of service is required to be reported to the Audit Committee at the next scheduled Audit Committee meeting. The Audit Committee does not delegate its responsibility to pre-approve services performed by the independent auditor to management.

The engagement terms and fees for annual audit services are subject to the pre-approval of the Audit Committee. The Audit Committee will approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other matters. All other audit services not otherwise included in the annual audit services engagement must be pre-approved by the Audit Committee.

Audit-related services are services that are reasonably related to the performance of the audit or review of the Company’s financial statements or traditionally performed by the independent auditor. Examples of audit-related services include employee benefit and compensation plan audits, due diligence related to mergers and acquisitions, attestations by the auditor that are not required by statute or regulation, and consulting on financial accounting/reporting standards. All audit-related services must be specifically pre-approved by the Audit Committee.

The Audit Committee may grant pre-approval of other services that are permissible under applicable laws and regulations and that would not impair the independence of the auditor. All of such permissible services must be specifically pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
4.1	Form of Warrant to Purchase Common Stock, dated November 24, 2004, to various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.2	Form of Stock and Warrant Purchase Agreement, dated November 24, 2004, with various purchasers in the Company’s November 24, 2004 private placement of units (5)
4.3	Form of Registration Rights Agreement, dated November 24, 2004, related to the Company’s November 24, 2004 private placement of units (5)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
23.1	Consent of Independent Registered Public Accounting Firm of incorporation of financial statements by reference into Registration Statement on Form S-8 (7)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
_____________
(1)	Incorporated by reference from Form 10-SB filed on May 12, 1999
(2)	Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3)	Incorporated by reference from the Registrant’s Form SB-2 (Reg. No. 333-87572) as filed with the Securities and Exchange Commission on May 3, 2002.
(4)	Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(5)	Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6)	Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 29, 2009

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 29, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 29, 2009

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 29, 2009

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 29, 2009

/s/ RICHARD NEWMAN
Richard Newman	Director	December 29, 2009

/s/ JAMES WIBERG
James Wiberg	Director	December 29, 2009