Form 10-Q
period 2009-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2010-02-10
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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
Yes   ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2010
Common Stock, $0.001 par value per share	53,770,262 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2009 (Unaudited) and September 30, 2009 (See Note 1)

	December 31, 2009	September 30, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$311,436	$688,335
Accounts receivable - trade, net of an allowance of $691,540 and $592,275	1,706,428	2,071,331
Prepaid expenses and deposits	510,605	645,802
TOTAL CURRENT ASSETS	2,528,469	3,405,468

Telecommunications equipment inventory	790,974	781,916
Property and equipment, net of accumulated depreciation of $23,517,242 and $22,071,379	22,282,657	22,139,769
Intangible assets, net of accumulated amortization of $6,679,610 and $6,445,203	2,922,776	2,638,683
Deposits, net of current portion	64,927	65,489
Deferred finance costs, net of accumulated amortization of $718,888 and $658,146	404,561	415,303
TOTAL ASSETS	$28,994,364	$29,446,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,640,064	$2,079,925
Other accrued liabilities	930,000	1,718,170
Current portion of deferred revenue	1,039,253	816,418
TOTAL CURRENT LIABILITIES	3,609,317	4,614,513

Deferred revenue, net of current portion	260,492	284,218
Credit line borrowing, net of debt discount	18,408,581	15,957,381
TOTAL LIABILITIES	22,278,390	20,856,112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,497,307 shares issued and 53,322,884 outstanding	53,497	53,497
Additional paid-in capital	61,202,231	61,189,719
Accumulated deficit	(54,471,430)	(52,584,376)
Less: Treasury stock, 174,423 shares, at cost	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY	6,715,974	8,590,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,994,364	$29,446,628

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended December 31,
	2009	2008

REVENUE	$6,413,866	$6,616,635

OPERATING EXPENSES
Direct costs	2,889,859	2,596,698
Sales expenses	525,941	278,060
Customer service and operating expenses	1,480,089	1,556,873
General and administrative expenses	1,180,581	862,436
Depreciation and amortization	1,680,270	1,626,635
Gain on sale of customers and plant and equipment	—	(5,038,839)
TOTALS	7,756,740	1,881,863

OPERATING INCOME (LOSS)	(1,342,874)	4,734,772

Other income (expense)
Interest income	155	423
Interest expense	(544,335)	(530,186)
NET INCOME (LOSS)	$(1,887,054)	$4,205,009
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.04)	$0.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	53,322,884	52,029,993

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2009 (Unaudited)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance, October 1, 2009	53,497,307	$53,497	(174,423)	$(68,324)	$61,189,719	$(52,584,376)	$8,590,516
Share-based compensation - employees					12,512		12,512
Net loss						(1,887,054)	(1,887,054)
Balance, December 31, 2009	53,497,307	$53,497	(174,423)	$(68,324)	$61,202,231	$(54,471,430)	$6,715,974

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2009 and 2008 (Unaudited)

	For the Three Months Ended December 31,
.	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(1,887,054)	$4,205,009
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt provision	99,265	25,192
Depreciation and amortization	1,680,270	1,626,635
Share-based compensation expense - employees	12,512	20,221
Charge to interest expense for amortization of deferred finance costs and debt discount	71,815	71,816
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	—	963
Compensation expense for issuance of restricted common stock	12,000	7,834
Compensation expense accrued to be settled through the issuance of common stock	—	2,040
Gain on sale of customers and property and equipment	—	(5,038,839)
Write-off of property and equipment	—	73,224
Changes in operating assets and liabilities:
Accounts receivable	265,638	(1,364,747)
Prepaid expenses and deposits	123,759	43,305
Accounts payable	(439,861)	134,761
Other accrued liabilities	(788,170)	(491,151)
Deferred revenue	199,109	(7,967)
Net cash used in operating activities	(650,717)	(691,704)
INVESTING ACTIVITIES
Purchase of property, equipment and inventory	(1,597,809)	(1,828,934)
Proceeds from the sale of customers and property and equipment	—	5,703,500
Acquisition of intangible assets	(518,500)	—
Net cash provided by (used in) investing activities	(2,116,309)	3,874,566
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	2,440,127	(3,115,631)
Deferred financing costs	(50,000)	(50,000)
Payments of notes payable	—	(13,445)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	—	3,380
Payments of capital lease obligations	—	(7,813)
Net cash provided by (used in) financing activities	2,390,127	(3,183,509)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(376,899)	(647)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	688,335	60,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$311,436	$59,987

	For the Three Months Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$—	$3,600

Issuance of 3,284 shares of common stock for employee bonuses	$—	$985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$448,879	$476,189

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.           BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2009 on Form 10-K filed with the Securities and Exchange Commission on December 29, 2009.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.  The accompanying condensed consolidated balance sheet as of September 30, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Description of Business:

The Company provides delivery of digital satellite television programming and high-speed (broadband) Internet service to residents of multi-dwelling unit properties such as apartment buildings, condominiums, gated communities and universities. Management considers all of the Company’s operations to be in one industry segment.

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the upgrade of the property and subscribers are complete. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV from properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an upgrade subsidy specifically for properties that the Company acquires from AT&T Video Services, Inc. The letter agreement contains the three year minimum retention period described above. For those AT&T Video Services, Inc. properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company is currently evaluating the effect that the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, but does not expect the adoption to have a material impact.

Recently Adopted Accounting Standards:

Business Combinations.  The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years.  This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ending September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of business combinations did not have a material impact on the Company’s consolidated financial statements.

Intangibles – Goodwill and Other.  Effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years, the Company will be required to consider renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent will be to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under business combinations. The utilization of these assumptions did not have a material impact on the Company’s consolidated financial statements.

Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”), which beginning July 1, 2009, became the source of authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative United States GAAP for SEC registrants. Generally, the Codification is not expected to change United States GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the new guidance for fiscal year 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

2.           EARNINGS (LOSS) PER COMMON SHARE

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the three months ended December 31, 2009, basic and diluted loss per share were the same, as the Company had net losses for this period and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2008, the basic and diluted earnings per share were also the same. In applying the treasury stock method, the average market price per share determined that the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2009 and 2008, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Three Months Ended December 31,
	2009	2008
Warrants	1,750,000	1,900,000
Options	2,581,000	2,631,944
Potentially dilutive common shares	4,331,000	4,531,944

3.           COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the three months ended December 31, 2009 and 2008, the Company recognized share-based compensation expense for employees of $12,512 and $20,221, respectively.

The fair values of options granted during the three months ended December 31, 2009 and 2008 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended December 31, 2009	Three Month Ended December 31, 2008
Expected volatility	37%	27%
Risk-free interest rate	2.20%	2.80%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 120,000 shares of restricted stock were issued during the three months ended June 30, 2009 with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $12,000 for the three months ended December 31, 2009.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock have been reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2009:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,177,500	$0.65
Granted (1) (weighted average fair value of $0.13 per share)	628,500	$0.40
Expired / Forfeited (2)	(225,000)	$1.32
Exercised	—	—
Outstanding at December 31, 2009	2,581,000	$0.53	3.3	$139,950
Exercisable at December 31, 2009	1,351,805	$0.56	2.3	$55,650

(1)	On December 28, 2009, the Board of Directors granted 628,500 five year options to 22 employees and 1 director from the 2001 Stock Option Plan at an exercise price of $0.40 per share.

(2)
During the three months ended December 31, 2009, (i) certain employees forfeited back to the Company, without consideration, 125,000 stock options with an exercise price of $1.35 per share and a fair market value of $1.25 per share and all 125,000 options were vested and the entire fair market value of $156,250 in noncash expense had already been recognized in general and administrative expense since their issuance, and (ii) a director forfeited back to the Company, without consideration, 100,000 stock options with an exercise price of $1.28 and a fair market value of $1.25 per share and all 100,000 options were vested and the entire fair market value of $125,000 in noncash expense had already been recognized in general and administrative expense since their issuance. All stock options were returned for general use under the 2001 Stock Option Plan.

An additional noncash charge of approximately $122,000 is expected to vest and be recognized subsequent to December 31, 2009 over a weighted average period of 26 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.  As of December 31, 2009, options to purchase 271,302 shares were available for grant under the Company’s 2001 Stock Option Plan.

Employee Stock Purchase Plan:

In October 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan and 2,800,000 shares of Company common stock were reserved. On April 23, 2009, the stockholders approved the 2009 Employee Stock Purchase Plan to replace the 2001 Plan, with a reservation of 1,500,000 shares of common stock. The 2009 Employee Stock Purchase Plan is in all material respects similar to the 2001 Plan. During the three months ended December 31, 2009, no shares of common stock were issued from the 2009 Employee Stock Purchase Plan.

Warrants:

During the three months ended December 31, 2009, no warrants were granted or exercised, and no warrants expired. As of December 31, 2009, 1,750,000 warrants remained outstanding at a weighted average exercise price of $0.71 per share.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period (subject to securities laws and other legal requirements), in open market transactions, up to an aggregate value of $1,000,000. This authorization does not obligate the Company to acquire any common stock, or any particular amount of common stock, or at any particular price. No purchases were made during the three months ended December 31, 2009 and 2008 and the plan expired according to its terms. Cumulatively, the Company repurchased 174,423 shares of common stock at an aggregate cost of $68,324 during the twelve month repurchase plan period.

4.	COMMITMENTS AND CONTINGENCIES

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility is secured by the assets of the Company.  On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, of now up to $30 million, has a new five-year term under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

The amount that Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $30 million at December 31, 2009. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Credit Facility was originally divided into four $5 million increments with the interest rate per increment declining as principal is drawn from each increment. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, and the fourth $5 million at prime plus 1%. The additional $10 million to the Credit Facility is divided into two $5 million increments with the interest rate on these increments being equal to prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, ‘prime’ shall be a minimum of 7.75%. The Company is under no obligation to draw any of the increments.

To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.

The Company’s Credit Facility borrowing at December 31, 2009 is a total of $18,563,598, which is reflected in the accompanying consolidated balance sheet as of December 31, 2009, net of debt discount of $155,017. The outstanding principal is payable on June 30, 2013. As of December 31, 2009, $11,436,402 remains available for borrowing under the Credit Facility.

In the three months ended December 31, 2009, the Company incurred an additional annual $50,000 deferred finance cost that will be amortized to interest expense using the straight-line method over a twelve month period ending in November 2010.  As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $60,742 for the three months ended December 31, 2009, using the straight-line method over a twelve month period.

6.             ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the three months ended December 31, 2009, the Company acquired assets in five multi-family properties containing 2,144 units for the amount of $775,000 and related fees of $1,500, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$258,000
Amortizable intangible assets	518,500
Total acquisition cost and fees of all acquired access agreements and equipment during the three months ended December 31, 2009	$776,500

7.	INCOME TAXES

The Company did not incur or record a provision for income tax due to the net loss for the three months ended December 31, 2009, and in 2008 due to the expected utilization of the Company’s net operating loss carry forward.

8.             FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable, Credit Facility and other accrued liabilities at December 31, 2009 are estimated to approximate their carrying values due to the relative liquidity of these instruments.

9.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through February 10, 2010, the date of financial statement issuance.

On January 8, 2010, the Company held the initial closing on the acquisition of 19 properties from AT&T Video Services, Inc. for the amount of $54,960.

On January 12, 2010, 282,910 shares of common stock were issued to management from the 2009 Employee Stock Purchase Plan for $90,531, which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued fiscal 2009 year end bonuses, as disclosed in the Company’s Annual Report on Form 10-K filed on December 29, 2009.

On January 12, 2010, 29,763 shares of restricted common stock were issued to an executive for $11,310 for an accrued fiscal 2009 year end bonus, as disclosed in the Company’s Annual Report on Form 10-K filed on December 29, 2009.

On January 13, 2010, 120,000 shares were issued to employees from the 2009 Employee Stock Purchase Plan for $39,600, which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued fiscal 2009 year end bonuses, as disclosed in the Company’s Annual Report on Form 10-K filed on December 29, 2009.

On January 14, 2010, 14,705 shares of common stock were issued to employees from the 2009 Employee Stock Purchase Plan for $4,704 which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries through December 31, 2009.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations - Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
•	Liquidity and Capital Resources - Three Months Ended December 31, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, the need for additional funds to meet business plan expectations, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 29, 2009 for the period ended September 30, 2009.

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

OVERVIEW

MDU Communications International, Inc. is a national provider of digital satellite television, high-speed Internet, voice over IP (“VoIP”) and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, VoIP, and potentially other services, to their residents.

MDU properties present unique technological, management and marketing challenges to conventional providers of these services, as compared to single family homes. The Company’s proprietary delivery and design solutions and access agreements differentiate it from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, the Company has partnered with DIRECTV, Inc. and has been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Post Properties, Roseland Property Company, Related Companies, the U.S. Army, as well as many others, to understand and meet the technology and service needs of these groups.

The Company derives revenue through the sale of subscription services to owners and residents of MDUs resulting in monthly annuity-like revenue streams.  The Company offers two types of satellite television service, Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company exclusively offers DIRECTV® programming packages.  From the DTH offerings the Company receives the following revenue, (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee billed to subscribers for service, access and maintenance and connection to the property satellite network system, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service, where analog or digital satellite television programming can be tailored to the needs of an individual MDU property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price charged by the Company to subscribers for the private cable programming package. The Company provides DTH, Private Cable, Internet services and VoIP on an individual subscriber basis, but in many properties it provides these services in bulk, directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Its principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

The Company continued the execution of its subscriber growth plan during the fiscal quarter ended December 31, 2009, which was positively impacted by both acquisitions and a concentrated effort on organic growth. The Company ended the first fiscal quarter with 70,940 subscribers to its services, a 9% increase over the 65,262 subscribers the Company reported on September 30, 2009 and a 20% increase from the total billable subscribers reported one year ago.

On December 2, 2009, the Company entered into an agreement with AT&T Video Services, Inc. (“ATTVS”) for the transfer of up to 20,000 of its mostly DIRECTV video subscribers in 213 multi-family properties. The agreement provides for an extended timeline with multiple closings in order to effect a smooth transition and allow for required property consents to assignment and notice periods. The Company recently began the transfer of 19 of these properties containing 828 subscribers in 6,381 units, which will assist with Company subscriber growth in the second fiscal quarter ending on March 31, 2010. The Company has already initiated contact with many of these properties in an effort to establish relationships, obtain new long-term access agreements and evaluate these properties for upgrade to the new DIRECTV HD Platform.  These subscribers are mainly clustered around the Company’s already established Texas market with a secondary cluster in California.

In addition, on December 30, 2009, the Company closed on the final five properties acquired from a subsidiary of DirecPath, LLC, which included 2,627 subscribers to DIRECTV, private cable and Internet services in the Company’s Southeast Region.

The Company is also focusing on organic growth through new property deployment. During the quarter ended December 31, 2009, the Company signed 24 new properties containing 4,769 units to long-term access agreements and another 12 properties with 3,463 units have an accepted deployment proposal.  The anticipated deployment of these 36 properties over the next few quarters should escalate the Company’s organic subscriber growth plan.

The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of Dec. 31, 2008	Subscribers as of Mar. 31, 2009	Subscribers as of June 30, 2009	Subscribers as of Sept. 30, 2009	Subscribers as of Dec. 31, 2009
Bulk DTH –DIRECTV	12,478	12,925	13,058	13,646	15,273
Bulk BCA -DIRECTV	9,505	9,549	9,925	10,255	10,128
DTH -DIRECTV Choice/Exclusive	11,037	11,802	11,920	12,259	14,086
Bulk Private Cable	14,586	13,609	13,986	14,567	15,503
Private Cable Choice/ Exclusive	2,446	2,548	3,400	3,479	4,077
Bulk ISP	5,215	5,215	5,315	5,719	5,785
ISP Choice or Exclusive	3,952	4,083	4,302	5,275	6,047
Voice	23	27	32	62	41
Total Subscribers	59,242	59,758	61,938	65,262	70,940

As of December 31, 2009, the Company had 28 properties and 6,730 units in work-in-process (“WIP”). During the quarter, the Company completed work on 557 units that moved out of WIP and started construction on 3,326 units that entered WIP. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase-in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter. The Company had 2,164 “under contract” subscribers in WIP at December 31, 2009, that the Company expects will become “billable” subscribers in the next few quarters.

The Company continues to produce positive financial results, including EBITDA (as adjusted) of $461,328, for the quarter ended December 31, 2009.  The conclusion of the DIRECTV HD upgrade program and the resulting reduction in one-time upgrade subsidies reduced slightly the total revenue during the quarter as compared to the same period in the prior fiscal year. Revenue for the quarter ended December 31, 2009 decreased 3% over the same period in fiscal 2008 from $6,616,635 to $6,413,866, due to the above-mentioned reduction of approximately $736,000 in non-recurring HD upgrade subsidies between the quarters.  Adjusted for this difference in upgrade subsidy, the Company actually realized 10% growth in recurring revenue when comparing the periods. Additionally, recurring revenue for the quarter ended December 31, 2009 would have increased to a greater degree except that the 2,627 subscribers acquired on December 30, 2009 contributed no corresponding revenue during the quarter.

The Company’s average revenue per unit (“ARPU”) at December 31, 2009 was $31.39, a 5% decrease over the year ended September 30, 2009 of $33.08, again due to the difference in HD upgrade subsidy between the periods and the addition of subscribers late in the quarter with no corresponding revenue during the quarter. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by, (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 2.1% in DIRECTV’s third fiscal quarter 2009 to $85.32 per subscriber (as disclosed in DIRECTV’s public filings)), (ii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the associated advanced services, and (iii) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers.

To implement the Company’s future growth plans and to provide services to the 20% increase in subscribers from the period ended December 31, 2008 to December 31, 2009, certain expenses increased. In particular, direct costs increased 11% from the period ended December 31, 2008 due to the 20% increase in subscribers, as well as certain incremental one-time transition-related direct costs incurred on acquired properties.  Sales and marketing expenses increased from the three months ended December 31, 2008 due to (i) the transfer of certain regional employees previously performing operations functions (and correspondingly expensed in operations) now performing sales functions, and accordingly expensed in sales, representing 30% of the increase, (ii) a significant increase in one-time sales commissions, marketing tactics and materials associated with the transition of previously disclosed recent acquisitions, and (iii) added personnel to manage the planned ATTVS acquisition property and subscriber transitions, as well as to drive new organic growth across all Company regions.  General and administrative expenses increased from the three months ended December 31, 2008 primarily the result of (i) a one-time $98,854 charge to bad debt, (ii) a $69,567 increase in noncash charges, (iii) $45,756 for one-time and recurring expenses related to the Company’s new Subscriber Management System, and (iv) one-time expenses associated specifically with the Company’s recent DirecPath and AT&T Video Services acquisitions. The Company believes that these expenses are in line with its growth plans and should generally decline as percentages of revenue during fiscal 2010.

The Company continues to invest in technology that provides more versatility in delivering its high-speed Internet service, including plug and play capabilities (eliminating professional installation and truck rolls), tiered bandwidth services, wireless point-to-point property broadband delivery and splash pages directing residents to an Internet service webpage where they can sign-up online, pay their monthly bill online and report most service problems online.

Concentration on growth is important to the Company in fiscal 2010, and therefore it has embarked on an aggressive subscriber growth program that includes (i) acquisition of system operators severely constrained by the economic and credit crisis, (ii) organic subscriber growth through new property right of entry agreements, and (iii) increased penetration rates from within properties recently upgraded to the new DIRECTV HD Platform. The Company has placed into motion all aspects of this plan. With new sales personnel established, the Company has built up an organic sales pipeline of properties under proposal that should result in a number of new access agreements in the next few quarters. In addition, the Company is currently engaged in active negotiations and/or due diligence with several other companies that it deems a strategic acquisition prospect. The Company makes no representations that any of these acquisition/merger negotiations will result in closed transactions.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2009 and 2008, the Company reports positive EBITDA (as adjusted) of $461,328 and $6,418,080, respectively. The decrease is primarily the result of the elimination of the gain on the sale of subscribers to CSC Holdings and a reduction in the subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated income or net loss as computed under accounting principles generally accepted in the United States of America:

	For the Three Months Ended December 31,
	2009	2008
EBITDA	$461,328	$6,418,080
Interest expense	(472,520)	(458,370)
Deferred finance costs and debt discount amortization (interest expense)	(71,815)	(71,816)
Provision for doubtful accounts	(99,265)	(25,192)
Depreciation and amortization	(1,680,270)	(1,626,635)
Share-based compensation expense - employees	(12,512)	(20,221)
Compensation expense for issuance of common stock through employee stock purchase plan	—	(963)
Compensation expense for issuance of common stock for employee bonuses	—	(985)
Compensation expense for issuance of common stock for employee wages	—	(3,600)
Compensation expense accrued to be settled through the issuance of common stock	—	2,545
Compensation expense through the issuance of restricted common stock for services rendered	(12,000)	(7,834)
Net income (loss)	$(1,887,054)	$4,205,009

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2009, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company is currently evaluating the effect that the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, but does not expect the adoption to have a material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

The following table sets forth for the three months ended December 31, 2009 and 2008, the percentages which selected items in the Statements of Operations bear to total revenue, and dollar and percentage changes between the periods:

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008		Change $	Change %

REVENUE	$6,413,866	100%	$6,616,635	100%	$(202,769)	-3%
Direct costs	2,889,859	45%	2,596,698	39%	293,161	11%
Sales expenses	525,941	8%	278,060	4%	247,881	89%
Customer service and operating expenses	1,480,089	23%	1,556,873	24%	(76,784)	-5%
General and administrative expenses	1,180,581	19%	862,436	13%	318,145	37%
Depreciation and amortization	1,680,270	26%	1,626,635	25%	53,635	3%
Gain on sale of customers and related property and equipment	—	0%	(5,038,839)	-76%	5,038,839	—
OPERATING INCOME (LOSS)	(1,342,874)	-21%	4,734,772	71%	(6,077,646)	—
Total other expense, net	(544,180)	-9%	(529,763)	-8%	(14,417)	3%
NET INCOME (LOSS)	$(1,887,054)	-30%	$4,205,009	63%	$(6,092,063)	—

Revenue.   Revenue for the three months ended December 31, 2009 decreased 3% to $6,413,866, compared to revenue of $6,616,635 for the three months ended December 31, 2008. The revenue decrease is mainly attributable to a decrease in the one-time installation revenue from the HD upgrade subsidy of $736,000 between the periods, offset by increases in recurring revenue resulting from (i) an increase in billable subscribers, and (ii) a higher percentage of customers subscribing to advanced services.  Adjusted for this difference in upgrade subsidy, the Company actually realized 10% growth in recurring revenue during the periods. The Company expects total revenue to increase during the remainder of fiscal 2010 and expects that there will be a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	For the Three Months Ended December 31, 2009		For the Three Months Ended December 31, 2008
Private cable programming revenue	$1,114,286	17%	$963,829	14%
DTH programming revenue and subsidy	3,551,951	55%	3,369,900	51%
Internet access fees	808,780	13%	720,441	11%
Installation fees, wiring and other revenue	938,849	15%	1,562,465	24%
Total Revenue	$6,413,866	100%	$6,616,635	100%

The increase in Private Cable programming revenue is due to the acquisition of certain subscribers with Private Cable programming services. The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue Private Cable subscribers to DIRECTV service subscribers. The decrease in installation fees, wiring and other revenue is due to the completion of the HD Platform upgrade plan and loss of the subsidy therefrom.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $2,889,859 for the three months ended December 31, 2009, as compared to $2,596,698 for the three months ended December 31, 2008, due to the 20% increase in subscribers, higher programming costs between the periods, as well as certain one-time transition-related costs on acquired properties.  The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs should, however, decrease as a percent of revenue in fiscal 2010.

Sales Expenses.   Sales expenses were $525,941 for the three months ended December 31, 2009, compared to $278,060 for the three months ended December 31, 2008, a 4% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly expensed in sales, representing 30% of the increase, (ii) a significant increase in one-time sales commissions, marketing tactics and materials associated with the transition of previously disclosed recent acquisitions, and (iii) added personnel to manage the planned ATTVS acquisition transitions, as well as to drive new organic growth. The Company expected an increase in sales expenses as a percent of revenue during the period ended December 31, 2009. During the remainder of fiscal 2010, the Company expects these expenses to remain constant as a percent of revenue or decline slightly as compared to the three months ended December 31, 2009.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,480,089 and $1,556,873 for the three months ended December 31, 2009 and 2008, respectively, a 1% decrease as a percent of revenue, despite a 20% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with the increase in billable subscribers, an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties throughout fiscal 2010. Despite this dollar increase, the Company anticipates these expenses to decrease as a percent of revenue during the remainder of fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2009		Three Months Ended December 31, 2008
Call center expenses	$470,591	32%	$442,513	29%
General operation expenses	347,894	23%	472,742	30%
Property system maintenance expenses	661,604	45%	641,588	41%
Total customer service and operating expense	$1,480,089	100%	$1,556,843	100%

General and Administrative Expenses.   General and administrative expenses for the three months ended December 31, 2009 and 2008, of $1,180,581 and $862,436, respectively, increased 6% as a percent of revenue. This increase was primarily the result of (i) a $98,854 charge to bad debt, (ii) a $69,567 increase in noncash charges (below), (iii) $45,756 for one-time and recurring expenses related to the Company’s new Subscriber Management System, and (iv) one-time expenses associated specifically with the Company’s recent DirecPath and AT&T Video Services acquisitions. Of the general and administrative expenses for the three months ended December 31, 2009 and 2008, the Company had total noncash charges included of $123,777 and $54,210, respectively. These noncash charges are described below:

	Three Months Ended December 31,
	2009	2008
Total general and administrative expenses	$1,180,581	$862,436

Noncash charges:
Share based compensation - employees (1)	12,512	20,221
Compensation expense through the issuance of restricted common stock for services rendered	12,000	7,834
Excess discount for the issuance of stock under Employee Stock Purchase Plan	—	963
Bad debt provision	99,265	25,192
Total noncash charges	123,777	54,210

Total general and administrative expenses net of noncash charges	$1,056,804	$808,226
Percent of revenue	16%	12%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2009 and 2008, amortized over the requisite vesting period, of $12,512 and $20,221, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 26 months is approximately $122,000.

The Company expects its general and administrative expenses to decline as a percent of revenue during the remainder of fiscal 2010.

Other Noncash Charges.   Depreciation and amortization expenses increased slightly from $1,626,635 for the three months ended December 31, 2008, to $1,680,270 for the three months ended December 31, 2009. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $71,815 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the gain on the sale of customers to CSC Holdings and related plant and equipment and higher DIRECTV HD upgrade subsidy, the Company reported net income of $4,205,009, inclusive of noncash charges of $1,754,701, for the three months ended December 31, 2008, compared to a net loss of $1,887,054, inclusive of noncash charges of $1,875,862 discussed above, for the three months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million non-amortizing revolving five-year credit facility (“Credit Facility”) to fund the Company's subscriber growth. The Credit Facility was specifically designed to provide a long-term funding solution to the Company’s subscriber growth capital requirements. The size of the Credit Facility is ultimately determined by factors relating to the present value of the Company’s future revenue as determined by its access agreements. Therefore, as the Company’s subscriber base increases through the signing of new access agreements and renewal of existing access agreements, the Company’s borrowing base potential increases concurrently to certain limits. Given the Company’s focus on both EBITDA (as adjusted) and subscriber growth, an increasing percentage of future subscriber acquisition costs should be funded from net operations, despite the availability of more capital through an increasing borrowing base. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to the Credit Facility and a new five-year term.  The original material terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of December 31, 2009, the Company has borrowed a total of $18,408,581 under the Credit Facility which is due on June 30, 2013.

To access the Credit Facility above $20 million, the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.

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

The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through December 31, 2010.

The Company did not incur or record a provision for income tax due to the loss for the three months ended December 31, 2009, and in 2008 due to the expected utilization of the Company’s net operating loss carry forward. This net operating loss carry forward expires on various dates through 2028; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

THREE MONTHS ENDED DECEMBER 31, 2009

During the three months ended December 31, 2009 and 2008, the Company recorded a net loss of $1,877,054 and net income of $4,205,009, respectively. At December 31, 2009, the Company had an accumulated deficit of $54,471,430.

Cash Balance.   At December 31, 2009, the Company had cash and cash equivalents of $311,436, compared to $688,335 at September 30, 2009. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the three months ended December 31, 2009, the Company increased the amount borrowed against the Credit Facility by $2,440,127.

Operating Activities.  Company operations used net cash of $650,717 and $691,704 for the three months ended December 31, 2009 and 2008, respectively. Net cash used in operating activities included a decrease of $1,228,031 and $356,390 in accounts payable and other accrued liabilities during the three months ended December 31, 2009 and 2008, respectively. Additionally, during the three months ended December 31, 2009 and 2008 there was a decrease in accounts and other receivables of $265,638 and an increase of $1,364,747, primarily from the sale of customers and property and equipment to CSC Holdings placed in escrow, respectively, as well as an increase in prepaid expenses of $123,759 and $43,305, respectively. During the three months ended December 31, 2009 and 2008, deferred revenue increased $199,109 and decreased $7,967, respectively.  Net loss for the three months ended December 31, 2009 was $1,887,054, compared to net income of $4,205,009, inclusive of the sale of subscribers and related property and equipment to CSC Holdings, for the three months ended December 31, 2008, and inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,875,862 and $1,754,701 for the three months ended December 31, 2009 and 2008, respectively.

Investing Activities.   During the three months ended December 31, 2009 and 2008, the Company purchased $1,597,809 and $1,828,934, respectively, of equipment relating to subscriber additions and HD Platform upgrades for the periods and for future periods.  During the three months ended December 31, 2009, the Company paid $518,500 for the acquisition of intangible assets and related fees. During the three months ended December 31, 2008, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings.

Financing Activities.   During the three months ended December 31, 2009, the Company incurred $50,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $2,440,127.

During the three months ended December 31, 2008, the Company used $21,258 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $3,380 from 11,265 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the three months ended December 31, 2008 the Company incurred $50,000 in deferred financing costs and lowered the amount borrowed through the Credit Facility by $3,115,631.

Working Capital.  As at December 31, 2009, the Company had negative working capital of approximately $1,080,848, compared to negative working capital of approximately $1,209,000 as at September 30, 2009. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2010. The Company believes that it has the ability to fund current operating activities through current revenue levels and expected revenue growth, and, in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least December 31, 2010.

Capital Commitments and Contingencies.   The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Commitments and Contingencies.   The Company believes that it has sufficient cash resources and credit facilities to cover current levels of operating expenses and working capital needs. However, this is a capital-intensive business and an increasing rate of growth is dependent on additional cash or financing. Should the Credit Facility become unavailable, there is no guarantee that the Company will be able to sustain an increasing rate of growth.

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

As of December 31, 2009 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of December 31, 2009 and through the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009. Except for the addition of the risk factors below, there have been no material changes in the Company’s assessment of its risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009:

Integration or performance of acquisitions, joint ventures or mergers.

Acquisitions, mergers and joint ventures entered into by us may have an adverse effect on our business. We expect to engage in acquisitions, mergers or joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don't realize a satisfactory return on our investment, or that we experience difficulty in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from our other businesses. These events could harm our operating results or financial condition.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in domestic economic conditions, including inflation, changes in consumer preferences, changes in consumer spending rates, personal bankruptcy and the ability to collect our accounts receivable. Changes in economic conditions may adversely affect the demand for our products and make it more difficult to collect accounts receivable, thereby negatively affecting our business, operating results and financial condition. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things, impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2010	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2010	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration