Form 10-Q
period 2010-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2010-05-14
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 13, 2010
Common Stock, $0.001 par value per share	53,782,748 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2010 (Unaudited) and September 30, 2009 (See Note 1)

	March 31,	September 30,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$740,453	$688,335
Accounts receivable - trade, net of an allowance of $742,986 and $592,275	1,407,802	2,071,331
Prepaid expenses and deposits	508,983	645,802
TOTAL CURRENT ASSETS	2,657,238	3,405,468

Telecommunications equipment inventory	847,888	781,916
Property and equipment, net of accumulated depreciation of $25,033,808 and $22,071,379	22,132,330	22,139,769
Intangible assets, net of accumulated amortization of $6,917,719 and $6,445,203	2,960,110	2,638,683
Deposits, net of current portion	65,099	65,489
Deferred finance costs, net of accumulated amortization of $787,964 and $658,146	435,485	415,303
TOTAL ASSETS	$29,098,150	$29,446,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,514,514	$2,079,925
Other accrued liabilities	1,234,794	1,718,170
Current portion of deferred revenue	859,861	816,418
TOTAL CURRENT LIABILITIES	3,609,169	4,614,513

Deferred revenue, net of current portion	236,849	284,218
Credit line borrowing, net of debt discount	20,622,957	15,957,381
TOTAL LIABILITIES	24,468,975	20,856,112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,944,685 and 53,497,307 shares issued and 53,770,262 and 53,322,884 outstanding	53,945	53,497
Additional paid-in capital	61,386,243	61,189,719
Accumulated deficit	(56,742,689)	(52,584,376)
Less: Treasury stock; 174,423 shares, at cost	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY	4,629,175	8,590,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,098,150	$29,446,628

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

REVENUE	$12,609,698	$12,454,947	$6,195,832	$5,838,312

OPERATING EXPENSES
Direct costs	5,921,933	5,044,279	3,032,074	2,447,581
Sales expenses	1,046,317	570,126	520,376	292,066
Customer service and operating expenses	2,978,744	3,005,380	1,498,655	1,448,507
General and administrative expenses	2,241,114	1,840,533	1,060,533	978,097
Depreciation and amortization	3,439,387	3,333,968	1,759,117	1,707,333
Gain on sale of customers and plant and equipment	—	(5,038,839)	—	—
TOTALS	15,627,495	8,755,447	7,870,755	6,873,584

OPERATING INCOME (LOSS)	(3,017,797)	3,699,500	(1,674,923)	(1,035,272)

Other income (expense)
Interest income	205	1,233	50	810
Interest expense	(1,140,721)	(986,515)	(596,386)	(456,329)
NET INCOME (LOSS)	$(4,158,313)	$2,714,218	$(2,271,259)	$(1,490,791)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.08)	$0.05	$(0.04)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	53,516,255	52,460,532	53,713,922	52,900,638

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended March 31, 2010 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total

Balance, October 1, 2009	53,497,307	$53,497	(174,423)	$(68,324)	$61,189,719	$(52,584,376)	$8,590,516
Issuance of common stock through employee stock purchase plan	14,705	15			5,572		5,587
Issuance of common stock for employee bonuses	402,910	403			152,703		153,106
Issuance of restricted common stock for compensation	29,763	30			11,280		11,310
Share-based compensation - employees					26,969		26,969
Net loss						(4,158,313)	(4,158,313)
Balance, March 31, 2010	53,944,685	$53,945	(174,423)	$(68,324)	$61,386,243	$(56,742,689)	$4,629,175

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2010 and 2009 (Unaudited)

	For the Six Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(4,158,313)	$2,714,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt provision	146,483	85,888
Depreciation and amortization	3,439,387	3,333,968
Share-based compensation expense - employees	26,969	46,078
Charge to interest expense for amortization of deferred finance costs and debt discount	151,963	143,631
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	23,857	28,098
Compensation expense for issuance of common stock for employee bonuses	—	1,530
Compensation expense for issuance of common stock for employee services	—	2,720
Compensation expense for issuance of restricted common stock	24,000	15,668
Compensation expense accrued to be settled through the issuance of common stock	—	7,089
Gain on sale of customers and property and equipment	—	(5,038,839)
(Gain) loss on disposal or write-off of property and equipment	(886)	73,224
Changes in operating assets and liabilities:
Accounts receivable	517,046	1,612,099
Prepaid expenses and deposits	113,209	131,775
Accounts payable	(565,411)	(434,098)
Other accrued liabilities	(341,935)	(495,752)
Deferred revenue	(3,926)	23,157
Net cash provided by (used in) operating activities	(627,557)	2,250,454
INVESTING ACTIVITIES
Purchase of property, equipment and inventory	(3,029,517)	(3,088,322)
Proceeds from the sale of customers and property and equipment	5,000	5,703,500
Acquisition of intangible assets	(793,944)	—
Net cash provided by (used in) investing activities	(3,818,461)	2,615,178
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	4,643,431	(4,629,503)
Deferred financing costs	(150,000)	(100,000)
Purchase of treasury stock	—	(3,825)
Payments of notes payable	—	(27,103)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	4,705	8,554
Payments of capital lease obligations	—	(10,241)
Net cash provided by (used in) financing activities	4,498,136	(4,762,118)
NET INCREASE IN CASH AND CASH EQUIVALENTS	52,118	103,514
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	688,335	60,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$740,453	$164,148

	For the Six Months Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$—	$3,600

Issuance of 402,910 and 884,451 shares of common stock for employee bonuses	$130,131	$150,783

Issuance of 29,763 shares of restricted common stock for services rendered	$11,310	$—

Issuance of 137,852 shares of common stock for services rendered	$—	$37,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$947,759	$876,700

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

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the HD upgrade of the property and subscribers are complete. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV from properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for properties that the Company acquires from AT&T Video Services, Inc. The letter agreement contains the three year minimum retention period described above. For those AT&T Video Services, Inc. properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly owned subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All intercompany balances and transactions are eliminated.

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

For the six and three months ended March 31, 2010 and for the three months ended March 31, 2009 basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. In applying the treasury stock method for the six months ended March 31, 2009, the effect of the assumed exercise of potentially dilutive stock options had no dilutive effect.

For the six and three months ended March 31, 2010 and 2009, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Warrants	1,750,000	1,900,000	1,750,000	1,900,000
Options	2,496,000	2,631,944	2,496,000	2,631,944
Potentially dilutive common shares	4,246,000	4,531,944	4,246,000	4,531,944

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2010 and 2009, the Company recognized share-based compensation expense for employees of $26,969 and $46,078, respectively, and $14,457 and $25,857 for the three months ended March 31, 2010 and 2009, respectively.

The fair values of options granted during the six months ended March 31, 2010 and 2009 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Expected volatility	37%	27%
Risk-free interest rate	2.20%	2.80%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

During the three months ended March 31, 2010, the Company issued 29,763 shares of restricted common stock to an executive for services rendered with a value of $11,310 based on the quoted market price at the grant date. The entire $11,310 amount was accrued in the year ended in September 30, 2009, but shares were not issued until fiscal 2010.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 120,000 shares of restricted stock were issued during the three months ended June 30, 2009 with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $24,000 and $12,000 for the six and three months ended March 31, 2010, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock have been reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended March 31, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,177,500	$0.65		$
Granted (1) (weighted average fair value of $0.13 per share)	628,500	$0.40
Expired / Forfeited (2)	(310,000)	$1.59
Exercised	—	—
Outstanding at March 31, 2010	2,496,000	$0.47	3.1		$132,400
Exercisable at March 31, 2010	1,416,473	$0.57	2.3		$58,833

(1)	On December 28, 2009, the Board of Directors granted 628,500 five year options to 22 employees and 1 director from the 2001 Stock Option Plan at an exercise price of $0.40 per share.

(2)
During the six months ended March 31, 2010, (i) certain employees forfeited back to the Company, without consideration, 135,000 stock options, of which 125,000 had an exercise price of $1.35 per share and a fair market value of $1.25 per share, and 10,000 with an exercise price of $0.75 per share and a fair market value of $0.38 per share. All 135,000 options were vested and the entire fair market value of $160,050 in noncash expense had already been recognized in general and administrative expense since their issuance, (ii) a director forfeited back to the Company, without consideration, 100,000 stock options with an exercise price of $1.28 and a fair market value of $1.25 per share and all 100,000 options were vested and the entire fair market value of $125,000 in noncash expense had already been recognized in general and administrative expense since their issuance, and (iii) 75,000 stock options with an exercise price of $2.51 per share and a fair market value of $0.93 per share issued to a consultant expired, and all 75,000 were vested and the entire fair market value of $69,748 in noncash expense had already been recognized in general and administrative expense since their issuance. All stock options were returned for general use under the 2001 Stock Option Plan.

An additional noncash charge of approximately $108,000 is expected to vest and be recognized subsequent to March 31, 2010 over a weighted average period of 23 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.  As of March 31, 2010, options to purchase 356,302 shares were available for grant under the Company’s 2001 Stock Option Plan.

Employee Stock Purchase Plan:

In October 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (2001 ESPP) and 2,800,000 shares of Company common stock were reserved. On April 23, 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (2009 ESPP) to replace the 2001 ESPP, with a reservation of 1,500,000 shares of common stock. The 2009 ESPP is in all material respects similar to the 2001 ESPP.

During the three months ended March 31, 2010, the Company issued 14,705 shares of common stock for aggregate proceeds of $4,705 from employees who purchased shares under the 2009 ESPP through accrued payroll compensation. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the three months ended March 31, 2010 of $882.

During the three months ended March 31, 2010, the Company issued 402,910 shares of common stock from the 2009 ESPP for year end bonus amounts of $130,131, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. The entire $130,131 bonus amount was accrued in the year ended in September 30, 2009, but such shares were not issued until fiscal 2010. The Company recognized expense for the full discount for the three months ended March 31, 2010 of $22,975.

Warrants:

During the six months ended March 31, 2010, no warrants were granted or exercised, and no warrants expired. As of March 31, 2010, 1,750,000 warrants remained outstanding at a weighted average exercise price of $0.71 per share.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period.  The plan expired according to its terms on December 19, 2009. No purchases were made for the six months ended March 31, 2010. For the six months ended March 31, 2009, 15,000 shares were purchased at an aggregate cost of $3,825. Cumulatively, the Company repurchased 174,423 shares of common stock at an aggregate cost of $68,324 during the twelve month repurchase plan period.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility is secured by the assets of the Company.  On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, now up to $30 million, has a new five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement. The original terms and conditions of the Credit Facility, previously negotiated and executed on September 11, 2006, have not changed.

The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $30 million at March 31, 2010. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

The Company’s Credit Facility borrowing at March 31, 2010 is a total of $20,766,902, which is reflected in the accompanying consolidated balance sheet as of March 31, 2010, net of debt discount of $143,945. The outstanding principal is payable on June 30, 2013. As of March 31, 2010, $9,233,098 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph.

In February 2010, the Company incurred an initial $50,000 deferred finance cost as a result of drawing into the fifth $5,000,000 increment that will be amortized to interest expense over a twelve month period ending in January 2011. In March 2010, the Company incurred an additional annual $50,000 deferred finance cost for a previously entered $5,000,000 increment that will be amortized to interest expense over a twelve month period ending in February 2011.  As a result of the new deferred finance cost incurred in February 2010 and deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $129,818 and $69,076 for the six and three months ended March 31, 2010, respectively.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the six months ended March 31, 2010, the Company acquired assets in multiple properties containing 13,068 units for the amount of $1,172,380 and related fees of $7,250, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$385,686
Amortizable intangible assets	793,944
Total acquisition cost and fees of all acquired access agreements and equipment during the six months ended March 31, 2010	$1,179,630

7.	INCOME TAXES

The Company did not incur or record a provision for income tax due to the net loss for the six months ended March 31, 2010 or for the six months ended March 31, 2009 due to the expected utilization of the Company’s net operating loss carry forward.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable, Credit Facility and other accrued liabilities at March 31, 2010 are estimated to approximate their carrying values due to the relative liquidity of these instruments.

9.	SUBSEQUENT EVENTS

On April 28, 2010, 12,486 shares of common stock were issued to employees from the 2009 Employee Stock Purchase Plan for $3,870, which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries through March 31, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations – Six and Three Months Ended March 31, 2010 Compared to Six and Three Months Ended March 31, 2009
•	Liquidity and Capital Resources - Six Months Ended March 31, 2010

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 29, 2009 for the period ended September 30, 2009.

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

The Company derives revenue through the sale of subscription services to owners and residents of MDUs resulting in monthly annuity-like revenue streams.  The Company offers two types of satellite television service, Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company exclusively offers DIRECTV® programming packages.  From the DTH offerings the Company receives the following revenue, (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly digital access fee billed to subscribers for service, access and maintenance and connection to the property satellite network system, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service where analog or digital satellite television programming can be tailored to the needs of an individual MDU property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price charged by the Company to subscribers for the private cable programming package. The Company provides DTH, Private Cable, Internet services and VoIP on an individual subscriber basis, but in many properties it provides these services in bulk (100% of the units), directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Its principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

The Company continued to execute on its subscriber growth plan during the fiscal quarter ended March 31, 2010, adding 4,623 subscribers for a total subscriber base of 75,562, a 26% increase in the subscriber base from one year ago. Of these subscribers, 2,619 in 9,754 units transferred under the December 2, 2009 agreement with AT&T Video Services, Inc. (“ATTVS”).  The ATTVS agreement provides for the multi-closing transfer to the Company of up to 20,000 of it’s mostly DIRECTV video subscribers in 213 multi-family properties.  The Company has already initiated contact with many of these properties in an effort to establish relationships, obtain new long-term access agreements and evaluate these properties for upgrade to the new DIRECTV HD Platform.

The Company’s focus on organic growth is furthering prospective growth in the months to come. During the quarter ended March 31, 2010, the Company signed 12 new properties containing 3,088 units to long-term access agreements and another 10 properties with 1,895 units have an accepted deployment proposal.  The anticipated deployment to these 22 new properties over the next few quarters should escalate the Company’s organic subscriber growth.  The Company’s breakdown of total subscribers by type and kind is outlined in the following chart:

Service Type	Subscribers as of March 31, 2009	Subscribers as of June 30, 2009	Subscribers as of Sept. 30, 2009	Subscribers as of Dec. 31, 2009	Subscribers as of March 31, 2010
Bulk DTH - DIRECTV	12,925	13,058	13,646	15,273	15,545
Bulk BCA - DIRECTV	9,549	9,925	10,255	10,128	10,289
DTH -DIRECTV Choice/Exclusive	11,802	11,920	12,259	14,086	15,601
Bulk Private Cable	13,609	13,986	14,567	15,503	17,813
Private Cable Choice/ Exclusive	2,548	3,400	3,479	4,077	4,268
Bulk ISP	5,215	5,315	5,719	5,785	5,878
ISP Choice or Exclusive	4,083	4,302	5,275	6,047	6,142
Voice	27	32	62	41	27
Total Subscribers	59,758	61,938	65,262	70,940	75,563

As of March 31, 2010, the Company had 29 properties and 7,816 units in work-in-process (“WIP”). During the quarter, the Company completed work on 1,319 units that moved out of WIP and started construction on 2,405 units that entered WIP. The Company defines its WIP as the number of units in properties where it has planned construction on a signed access agreement property, up through the conclusion of a billing phase-in schedule, marketing campaign, or 120 days after property construction completion, whichever is later, at which time the property exits WIP. WIP is not reduced by the number of units turned billable in WIP properties during any given quarter. The Company had 1,725 “under contract” subscribers in WIP at March 31, 2010, that the Company expects will become “billable” subscribers in the next few quarters.

Total revenue for the quarter ended March 31, 2010 increased 6% over the same period in fiscal 2009 from $5,838,312 to $6,195,832, however, the quarter ended March 31, 2009 revenue included $623,000 in non-recurring HD upgrade subsidy with no corresponding HD upgrade subsidy recognized in the quarter ended March 31, 2010.  Recurring revenue between the quarters increased significantly by 19%.  The large increase in recurring revenue was due to the increase in the Company’s subscriber base.

Direct costs increased as a result of providing services to the 26% increase in subscribers from the period ended March 31, 2009 to March 31, 2010 and as a result of recent acquisitions. The Company generally expected a spike in direct costs these past two fiscal quarters after its recent acquisitions (excluding the ATTVS acquisition) due to transition costs and higher than normal programming and broadband costs associated with service contracts on acquired properties. As the Company transitions programming and broadband costs to its preferred vendors and other one-time transition costs are eliminated, these direct costs will normalize and the gross profit margins from these acquired properties and subscribers will improve, thus negating the short term negative impact on the Company’s gross profit margin experienced in the previous two fiscal quarters.

Sales and marketing expenses increased due to (i) the transfer of certain regional employees previously performing operations functions (and correspondingly expensed in operations) now performing sales functions, (ii) a significant increase in marketing tactics and materials, and (iii) added personnel to manage the planned ATTVS acquisition property and subscriber transitions, as well as to drive new organic growth across all Company regions. The Company believes that these sales and marketing expenses are in line with its growth plans and should generally decline as percentages of revenue during the remainder of fiscal 2010.  Customer service and operating expenses, general and administrative and depreciation and amortization stayed relatively flat in dollars and as a percent of revenue during the quarter compared to the quarter ended March 31, 2009, despite the 26% increase in subscriber base.  The fact that certain of the Company’s expenses remained constant while servicing a substantially increased subscriber base is evidence of the incremental financial benefit from new subscriber growth.

Overall, the Company continues to produce positive financial results, including EBITDA (as adjusted) of $643,104 and $181,776, for the six and three months ended March 31, 2010, respectively.  Due to (i) transition expenses and the spike in direct costs from acquired properties, (ii) 1,169 subscriber additions toward the end of March 2010 with no corresponding revenue during the quarter, and (iii) a reduction in HD upgrade subsidy revenue, EBITDA (as adjusted) was reduced in the second quarter but generally in line with expectations.  Additionally, EBITDA (as adjusted) for the same periods during the prior fiscal year included significant gains from the sale of non-core assets. The Company expects EBITDA (as adjusted) to return to a higher run rate as the above-mentioned direct costs normalize and the recently added subscribers fully contribute to revenue.

The Company incurred capital costs of $3.8 million for the six months ended March 31, 2010 and added 10,301 subscribers for an approximate average subscriber acquisition cost of $371 per subscriber.  The successful negotiation and closing of acquisitions at lower than expected subscriber acquisitions costs, which resulted in slightly diminished EBITDA (as adjusted) in the second fiscal quarter, is reducing the Company’s cash burn and positioning it for stronger EBITDA (as adjusted) results in future periods.

The Company’s average revenue per unit (“ARPU”) at March 31, 2010 was $29.77, a 10% decrease over the year ended September 30, 2009 of $33.08, again due to the difference in HD upgrade subsidy between the periods and the addition of over 10,000 subscribers during the first and second fiscal quarters with limited revenue due to their addition late in each quarter. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 2.1% in DIRECTV’s first fiscal quarter 2010 to $92.36 per subscriber (as disclosed in DIRECTV’s public filings)), (ii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the associated advanced services, and (iii) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers.

The Company continues to close and transition properties and subscribers pursuant to the ATTVS agreement.  In addition, the Company is currently engaged in active negotiations and/or due diligence with several other companies that it deems a strategic acquisition prospect. The Company makes no representations that any of these acquisition/merger negotiations will result in closed transactions.  The Company has had great success in acquiring subscribers well below average acquisition prices.  During and post-closing, the Company expends considerable effort and may incur additional expenses while these assets are integrated, upgraded and economized.  However, the Company believes that these transition expenses and direct cost spikes are more than offset by the long term positive financial and Company valuation impact of these acquisitions.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six months ended March 31, 2010 and 2009, the Company reported positive EBITDA (as adjusted) of $643,104 and $7,221,772, respectively. For the three months ended March 31, 2010 and 2009, the Company reported positive EBITDA (as adjusted) of $181,776 and $803,692, respectively. The decrease is primarily the result of the gain on the sale of subscribers to CSC Holdings in the prior period and a reduction in the subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated income or net loss as computed under accounting principles generally accepted in the United States of America:

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
EBITDA	$643,104	$7,221,772	$181,776	$803,692
Interest expense	(988,758)	(842,884)	(516,238)	(384,514)
Deferred finance costs and debt discount amortization (interest expense)	(151,963)	(143,631)	(80,148)	(71,815)
Provision for doubtful accounts	(146,483)	(85,888)	(47,218)	(60,696)
Depreciation and amortization	(3,439,387)	(3,333,968)	(1,759,117)	(1,707,333)
Share-based compensation expense - employees	(26,969)	(46,078)	(14,457)	(25,857)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(23,857)	(28,098)	(23,857)	(27,135)
Compensation expense for issuance of common stock for employee bonuses	—	(2,515)	—	(1,530)
Compensation expense for issuance of common stock for employee wages	—	(6,320)	—	(680)
Compensation expense accrued to be settled through the issuance of common stock	—	(2,504)	—	(7,089)
Compensation expense through the issuance of restricted common stock for services rendered	(24,000)	(15,668)	(12,000)	(7,834)
Net income (loss)	$(4,158,313)	$2,714,218	$(2,271,259)	$(1,490,791)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2010, there were no material changes to accounting estimates or judgments.

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

SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO SIX MONTHS ENDED MARCH 31, 2009

The following table sets forth for the six months ended March 31, 2010 and 2009 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009		Change $	Change %
REVENUE	$12,609,698	100%	$12,454,947	100%	$154,751	1%
Direct costs	5,921,933	47%	5,044,279	40%	877,654	17%
Sales expenses	1,046,317	8%	570,126	4%	476,191	84%
Customer service and operating expenses	2,978,744	24%	3,005,380	24%	(26,636)	-1%
General and administrative expenses	2,241,114	18%	1,840,533	15%	400,581	22%
Depreciation and amortization	3,439,387	27%	3,333,968	27%	105,419	3%
Gain on sale of customers and related property and equipment	—	0%	(5,038,839)	-40%	5,038,839	-
OPERATING INCOME (LOSS)	(3,017,797)	-24%	3,699,500	30%	(6,717,297)	-
Total other expense	(1,140,516)	-9%	(985,282)	-8%	(155,234)	16%
NET INCOME (LOSS)	$(4,158,313)	-33%	$2,714,218	22%	$(6,872,531)	-

Revenue.   Revenue for the six months ended March 31, 2010 increased 1% to $12,609,698 compared to revenue of $12,454,947 for the six months ended March 31, 2009, however, the six month revenue for March 31, 2009 included $1,359,000 more in one-time installation revenue from the HD upgrade subsidy than in the six month revenue for March 31, 2010. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 14% growth in recurring revenue during the periods.  This increase in recurring revenue is mainly attributable to an increase in billable subscribers, and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2010 and expects that there will be a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. The six month revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
Private cable programming revenue	$2,269,715	18%	$1,914,317	15%
DTH programming revenue and subsidy	7,330,969	58%	6,586,632	53%
Internet access fees	1,678,835	13%	1,410,212	11%
Installation fees, wiring and other revenue	1,330,179	11%	2,543,786	21%
Total Revenue	$12,609,698	100%	$12,454,947	100%

The increase in private cable programming revenue is due to the acquisition of certain subscribers with private cable programming services. The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy referenced above.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $5,921,933 for the six months ended March 31, 2010, as compared to $5,044,279 for the six months ended March 31, 2009, due to the 26% increase in subscribers, the 14% increase in recurring revenue, as well as certain one-time transition related costs on acquired properties. Direct costs generally increase after an acquisition due mainly to higher than normal programming and broadband costs associated with service contracts on acquired properties, as well as other transition costs. As the Company transitions programming and broadband costs to its preferred vendors and other one-time transition costs are absorbed, these direct costs will normalize. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company add and choice and exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs on the current subscriber base should normalize and decrease as a percent of revenue during the remainder of fiscal 2010.

Sales Expenses.   Sales expenses were $1,046,317 for the six months ended March 31, 2010, compared to $570,126 for the six months ended March 31, 2009, a 4% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly expensed in sales, representing 28% of the increase, (ii) new sales personnel for the ATTVS properties and in other regions, representing 43% of the increase, (iii) a significant increase in marketing tactics and materials associated with the transition of previously disclosed recent acquisitions, representing 12% of the increase, and (iv) an increase in one-time sales commissions.  During the remainder of fiscal 2010, the Company expects these expenses to remain constant as a percent of revenue or decline slightly.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $2,978,744 and $3,005,380 for the six months ended March 31, 2010 and 2009, respectively, decreasing slightly due to the transfer of certain employees previously performing operations functions who are now performing sales functions, but despite a 26% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with the increase in billable subscribers, an increase in customer service quality levels and the continued launch of new DIRECTV HD services in existing and new properties throughout fiscal 2010. The Company anticipates these expenses to decrease as a percent of revenue during the remainder of fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2010		Six Months Ended March 31, 2009
Call center expenses	$987,112	33%	$869,865	29%
General operation expenses	690,159	23%	900,791	30%
Property system maintenance expenses	1,301,473	44%	1,234,724	41%
	$2,978,744	100%	$3,005,380	100%

General and Administrative Expenses.   General and administrative expenses were $2,241,114 for the six months ended March 31, 2010, compared to $1,840,533 for the six months ended March 31, 2009, a 3% increase as a percent of revenue primarily the result of (i) a $98,854 charge to bad debt, (ii) $86,315 in expenses related to the Company’s new Subscriber Management System, and (iii) approximately $35,000 in non-recurring expenses associated specifically with the Company’s recent DirecPath and ATTVS acquisitions. Of the general and administrative expenses for the six months ended March 31, 2010 and 2009, the Company had total noncash charges included of $221,309 and $182,821, respectively. These noncash charges are described below:

	Six Months Ended March 31,
	2010	2009
Total general and administrative expense	$2,241,114	$1,840,533

Noncash charges:
Share based compensation - employees (1)	26,969	46,078
Compensation expense through the issuance of restricted common stock for services rendered	24,000	15,668
Excess discount for the issuance of stock under stock purchase plan	23,857	28,098
Issuance of common stock for bonuses	—	7,089
Bad debt provision	146,483	85,888
Total noncash charges	221,309	182,821
Total general and administrative expense net of noncash charges	$2,019,805	$1,657,712
Percent of revenue	16%	13%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2010 and 2009 of $26,969 and $46,078, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 23 months is approximately $108,000.

Other Noncash Charges.   Depreciation and amortization expenses increased slightly from $3,333,968 during the six months ended March 31, 2009 to $3,439,387 during the six months ended March 31, 2010. The dollar increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $151,963 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the gain on the sale of customers to CSC Holdings and related plant and equipment and higher DIRECTV HD upgrade subsidy, the Company reported net income of $2,714,218, inclusive of noncash charges of $3,664,670, for the six months ended March 31, 2009, compared to a net loss of $4,158,313, inclusive of noncash charges of $3,812,659 discussed above, for the six months ended March 31, 2010.

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

The following table sets forth for the three months ended March 31, 2010 and 2009 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009		Change $	Change %
REVENUE	$6,195,832	100%	$5,838,312	100%	$357,520	6%
Direct costs	3,032,074	49%	2,447,581	42%	584,493	24%
Sales expenses	520,376	8%	292,066	5%	228,310	78%
Customer service and operating expenses	1,498,655	24%	1,448,507	25%	50,148	3%
General and administrative expenses	1,060,533	17%	978,097	17%	82,436	8%
Depreciation and amortization	1,759,117	29%	1,707,333	29%	51,784	3%
OPERATING LOSS	(1,674,923)	-27%	(1,035,272)	-18%	(639,651)	62%
Total other expense	(596,336)	-10%	(455,519)	-8%	(140,817)	31%
NET LOSS	$(2,271,259)	-37%	$(1,490,791)	-26%	$(780,468)	52%

Revenue.   Revenue for the three months ended March 31, 2010 increased 6% to $6,195,832, compared to revenue of $5,838,312 for the three months ended March 31, 2009. The three month revenue for March 31, 2009 included $623,000 in one-time installation revenue from the HD upgrade subsidy, with no corresponding HD upgrade subsidy revenue in the three month revenue for March 31, 2010. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 19% growth in recurring revenue during the periods. This increase in recurring revenue is mainly attributable to (i) an increase in billable subscribers, and (ii) a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2010 and expects that there will be a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Private cable programming revenue	$1,155,430	19%	$950,488	16%
DTH programming revenue and subsidy	3,779,018	61%	3,216,732	55%
Internet access fees	870,055	14%	689,771	12%
Installation fees, wiring and other revenue	391,329	6%	981,321	17%
Total Revenue	$6,195,832	100%	$5,838,312	100%

The increase in private cable programming revenue is due to the acquisition of certain subscribers with private cable programming services. The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy therefrom.

Direct Costs.   Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $3,032,074 for the three months ended March 31, 2010, as compared to $2,447,581 for the three months ended March 31, 2009, due to the 26% increase in subscribers, the 19% increase in recurring revenue, as well as certain one-time transition related costs on acquired properties. Direct costs generally increase after an acquisition due mainly to higher than normal programming and broadband costs associated with service contracts on acquired properties, as well as other transition costs. As the Company transitions programming and broadband costs to its preferred vendors and other one-time transition costs are absorbed, these direct costs will normalize. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company add and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs on the current subscriber base should normalize and decrease as a percent of revenue during the remainder of fiscal 2010.

Sales Expenses.   Sales expenses were $520,376 for the three months ended March 31, 2010, compared to $292,066 for the three months ended March 31, 2009, a 3% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly expensed in sales, representing 28% of the increase, (ii) new sales personnel for the ATTVS properties and in other regions, representing 43% of the increase, (iii) a significant increase in marketing tactics and materials associated with the transition of previously disclosed recent acquisitions, representing 12% of the increase, and (iv) an increase in one-time sales commissions.  The Company expected an increase in sales expenses as a percent of revenue during the period ended March 31, 2010. During the remainder of fiscal 2010, the Company expects these expenses to remain constant as a percent of revenue or decline slightly.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,498,655 and $1,448,507 for the three months ended March 31, 2010 and 2009, respectively, a 1% decrease as a percent of revenue due to the transfer of certain employees previously performing operations functions who are now performing sales functions, but despite a 26% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with the increase in billable subscribers, an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties throughout fiscal 2010. The Company anticipates these expenses to decrease as a percent of revenue during the remainder of fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
Call center expenses	$516,521	34%	$427,322	29%
General operation expenses	342,265	23%	428,049	30%
Property system maintenance expenses	639,869	43%	593,136	41%
Total customer service and operating expense	$1,498,655	100%	$1,448,507	100%

General and Administrative Expenses.   General and administrative expenses for the three months ended March 31, 2010 and 2009, of $1,060,533 and $978,097, respectively, remained constant as a percent of revenue. The dollar increase was primarily the result of $40,559 for recurring and certain non-recurring expenses related to the Company’s new Subscriber Management System, and expenses associated specifically with the Company’s recent DirecPath and ATTVS acquisitions. Of the general and administrative expenses for the three months ended March 31, 2010 and 2009, the Company had total noncash charges included of $97,532 and $128,611, respectively. These noncash charges are described below:

	Three Months Ended March 31,
	2010	2009
Total general and administrative expense	$1,060,533	$978,097

Noncash charges:
Share based compensation - employees (1)	14,457	25,857
Compensation expense through the issuance of restricted common stock for services rendered	12,000	7,834
Excess discount for the issuance of stock under stock purchase plan	23,857	27,135
Issuance of common stock for bonuses	—	7,089
Bad debt provision	47,218	60,696
Total noncash charges	97,532	128,611
Total general and administrative expense net of noncash charges	$963,001	$849,486
Percent of revenue	16%	15%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended March 31, 2010 and 2009, amortized over the requisite vesting period, of $14,457 and $25,857, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 23 months is approximately $108,000.

The Company expects its general and administrative expenses to decline as a percent of revenue during the remainder of fiscal 2010.

Other Noncash Charges.   Depreciation and amortization expenses increased slightly from $1,707,333 for the three months ended March 31, 2009, to $1,759,117 for the three months ended March 31, 2010. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $80,148 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the above, and noncash charges of $1,936,797, the Company reported a net loss of $2,271,259 for the three months ended March 31, 2010, compared to noncash charges of $1,909,969 and a reported net loss of $1,490,791 for the three months ended March 31, 2009.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of March 31, 2010, the Company has borrowed a total of $20,622,957 under the Credit Facility which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.

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

The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through March 31, 2011.

The Company did not incur or record a provision for income tax due to the loss for the three months ended March 31, 2010 and 2009, respectively. This net operating loss carry forward expires on various dates through 2028; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

SIX MONTHS ENDED MARCH 31, 2010

During the six months ended March 31, 2010 and 2009, the Company recorded a net loss of $4,158,313 and net income of $2,714,218, respectively. At March 31, 2010, the Company had an accumulated deficit of $56,742,689.

Cash Balance.   At March 31, 2010, the Company had cash and cash equivalents of $740,453, compared to $688,335 at September 30, 2009. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2010, the Company increased the amount borrowed against the Credit Facility by $4,643,431.

Operating Activities.  Company operations used net cash of $627,557 during the six months ended March 31, 2010 and provided net cash of $2,250,454 for the six months ended March 31, 2009.  Net cash provided by (used in) operating activities included a decrease of $907,346 and $929,850 in accounts payable and other accrued liabilities during the six months ended March 31, 2010 and 2009, respectively. Additionally, during the six months ended March 31, 2010 and 2009 there was a decrease in accounts and other receivables of $517,046 and $1,612,099, primarily from the sale of customers and property and equipment to CSC Holdings and receipts from the sale from escrow, respectively, as well as a decrease in prepaid expenses of $113,209 and $131,775, respectively. During the six months ended March 31, 2010 and 2009, deferred revenue decreased $3,926 and increased $23,157, respectively.  Net loss for the six months ended March 31, 2010 was $4,158,313, compared to net income of $2,714,218, inclusive of the sale of subscribers and related property and equipment to CSC Holdings, for the three months ended December 31, 2009, and inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $3,812,659 and $3,664,670 for the six months ended March 31, 2010 and 2009, respectively.

Investing Activities.   During the six months ended March 31, 2010 and 2009, the Company purchased $3,029,517 and $3,088,322, respectively, of equipment relating to subscriber additions and HD Platform upgrades for the periods and for future periods.  During the six months ended March 31, 2010, the Company paid $793,944 for the acquisition of intangible assets and related fees. During the six months ended March 31, 2010, the Company received $5,000 in proceeds on the disposal of equipment. During the six months ended March 31, 2009, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings.

Financing Activities.   During the six months ended March 31, 2010, the Company incurred $150,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $4,643,431. Equity financing activity provided $4,705 from 14,705 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

During the six months ended March 31, 2009, the Company used $37,344 for the repayment of certain notes payable and capital lease obligations.  Equity financing activity provided $8,554 from 41,698 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the six months ended March 31, 2009, the Company incurred $100,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $4,629,503. The Company also repurchased 15,000 shares of its common stock at an aggregate cost of $3,825.

Working Capital.  As at March 31, 2010, the Company had negative working capital of approximately $952,000, compared to negative working capital of approximately $1,209,000 as at September 30, 2009. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2010. The Company believes that it has the ability to fund current operating activities through current revenue levels and expected revenue growth, and, in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and growth through at least March 31, 2011.

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

As of March 31, 2010 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting or in other factors during the quarter ended March  31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of March 31, 2010 and through the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009 and Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed on February 12, 2010.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2010.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   [Reserved]

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 13, 2010	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 13, 2010	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration