Form 10-Q
period 2010-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2010-08-13
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2010
Common Stock, $0.001 par value per share	53,782,748 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2010 (Unaudited) and September 30, 2009 (See Note 1)

	June 30, 2010	September 30, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$309,638	$688,335
Accounts receivable - trade, net of an allowance of $858,266 and $592,275	1,699,307	2,071,331
Prepaid expenses and deposits	710,227	645,802
TOTAL CURRENT ASSETS	2,719,172	3,405,468

Telecommunications equipment inventory	1,105,844	781,916
Property and equipment, net of accumulated depreciation of $26,613,672 and $22,071,379	22,137,016	22,139,769
Intangible assets, net of accumulated amortization of $7,161,271 and $6,445,203	2,756,459	2,638,683
Deposits, net of current portion	65,141	65,489
Deferred finance costs, net of accumulated amortization of $861,208 and $658,146	362,242	415,303
TOTAL ASSETS	$29,145,874	$29,446,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,058,641	$2,079,925
Other accrued liabilities	1,387,142	1,718,170
Current portion of deferred revenue	712,578	816,418
TOTAL CURRENT LIABILITIES	4,158,361	4,614,513

Deferred revenue, net of current portion	210,185	284,218
Credit line borrowing, net of debt discount	22,085,828	15,957,381
TOTAL LIABILITIES	26,454,374	20,856,112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 53,957,171 and 53,497,307 shares issued and 53,782,748 and 53,322,884 shares outstanding	53,957	53,497
Additional paid-in capital	61,405,182	61,189,719
Accumulated deficit	(58,699,315)	(52,584,376)
Less: Treasury stock; 174,423 shares, at cost	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY	2,691,500	8,590,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,145,874	$29,446,628

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2010 and 2009
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$19,274,086	$18,239,725	$6,664,388	$5,784,778

OPERATING EXPENSES
Direct costs	8,996,252	7,470,045	3,074,319	2,425,766
Sales expenses	1,606,660	978,941	560,343	408,815
Customer service and operating expenses	4,327,791	4,381,923	1,349,047	1,376,543
General and administrative expenses	3,392,712	2,750,201	1,151,598	909,668
Depreciation and amortization	5,262,507	5,062,042	1,823,120	1,728,074
Gain on sale of customers and plant and equipment	—	(5,049,473)	—	(10,634)
TOTALS	23,585,922	15,593,679	7,958,427	6,838,232

OPERATING INCOME (LOSS)	(4,311,836)	2,646,046	(1,294,039)	(1,053,454)

Other income (expense)
Interest income	340	1,372	135	139
Interest expense	(1,803,443)	(1,429,986)	(662,722)	(443,471)
NET INCOME (LOSS)	$(6,114,939)	$1,217,432	$(1,956,626)	$(1,496,786)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.11)	$0.02	$(0.04)	$(0.03)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	53,608,753	52,665,721	53,779,043	53,076,098
Diluted	53,608,753	52,807,001	53,779,043	53,076,098

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2010 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2009	53,497,307	$53,497	(174,423)	$(68,324)	$61,189,719	$(52,584,376)	$8,590,516
Issuance of common stock through employee stock purchase plan	27,191	27			10,054		10,081
Issuance of common stock for employee bonuses	402,910	403			152,703		153,106
Issuance of restricted common stock for compensation for services rendered	29,763	30			11,280		11,310
Share-based compensation - employees					41,426		41,426
Net loss						(6,114,939)	(6,114,939)
Balance, June 30, 2010	53,957,171	$53,957	(174,423)	$(68,324)	$61,405,182	$(58,699,315)	$2,691,500

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2010 and 2009 (Unaudited)

.	For the Nine Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(6,114,939)	$1,217,432
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt provision	243,470	89,212
Depreciation and amortization	5,262,507	5,062,042
Share-based compensation expense - employees	41,426	70,060
Charge to interest expense for amortization of deferred finance costs and debt discount	236,280	215,445
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	24,481	28,098
Compensation expense for issuance of common stock for employee bonuses	—	1,530
Compensation expense for issuance of common stock for employee services	—	2,720
Compensation expense for issuance of restricted common stock	28,000	39,530
Compensation expense accrued to be settled through the issuance of common stock	—	23,695
Gain on sale of customers and property and equipment	—	(5,049,473)
(Gain) loss on write-off of property and equipment	(886)	82,455
Changes in operating assets and liabilities:
Accounts receivable	128,554	985,080
Prepaid expenses and deposits	(92,077)	91,135
Accounts payable	(21,284)	(58,593)
Other accrued liabilities	(189,587)	(173,437)
Deferred revenue	(177,873)	406,160
Net cash provided by (used in) operating activities	(631,928)	3,033,091
INVESTING ACTIVITIES
Purchase of property, equipment and inventory	(4,871,727)	(4,566,157)
Proceeds from the sale and disposal of customers and property and equipment	5,000	5,718,500
Acquisition of intangible assets	(833,846)	(298,246)
Net cash provided by (used in) investing activities	(5,700,573)	854,097
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	6,095,229	(3,092,175)
Deferred financing costs	(150,000)	(100,000)
Purchase of treasury stock	—	(56,173)
Payments of notes payable	—	(40,968)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	8,575	8,554
Payments of capital lease obligations	—	(11,875)
Net cash provided by (used in) financing activities	5,953,804	(3,292,637)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(378,697)	594,551
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	688,335	60,634
CASH AND CASH EQUIVALENTS, END OF PERIOD	$309,638	$655,185

	For the Nine Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 12,000 shares of common stock for accrued compensation	$—	$3,600

Issuance of 402,910 and 884,451 shares of common stock for employee bonuses	$130,131	$150,783

Issuance of 29,763 shares of restricted common stock for services rendered	$11,310	$—

Issuance of 15,000 shares of restricted common stock for services to be rendered	$—	$40,000

Issuance of 137,852 shares of common stock for services rendered	$—	$37,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,511,782	$1,254,600

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

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the HD upgrade of the property and subscribers are complete. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV from properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for properties that the Company acquires from AT&T Video Services, Inc. The letter agreement contains the three year minimum retention period described above. For those AT&T Video Services, Inc. properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.  Through the quarter ended June 30, 2010, every property acquired from AT&T Video Services, Inc. that the Company has completed the HD upgrade has had a minimum term of three years.

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

For the nine and three months ended June 30, 2010 and for the three months ended June 30, 2009, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the nine months ended June 30, 2009, the basic earnings per share are based on the weighted average common shares outstanding. In applying the treasury stock method for the nine months ended June 30, 2009, the effect of the assumed exercise of potentially dilutive stock options was an additional 141,280 shares.

For the nine and three months ended June 30, 2010 and 2009, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Nine Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Warrants	1,750,000	1,900,000	1,750,000	1,900,000
Options	2,431,000	2,591,944	2,431,000	2,591,944
Potentially dilutive common shares	4,181,000	4,491,944	4,181,000	4,491,944

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2010 and 2009, the Company recognized share-based compensation expense for employees of $41,426 and $70,060, respectively, and $14,457 and $23,982 for the three months ended June 30, 2010 and 2009, respectively.

The fair values of options granted during the nine months ended June 30, 2010 and 2009 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Expected volatility	37%	27%
Risk-free interest rate	2.20%	2.56% - 2.80%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

During the nine months ended June 30, 2010, the Company issued 29,763 shares of restricted common stock to an executive for services rendered with a value of $11,310 based on the quoted market price at the grant date. The entire $11,310 amount was accrued in the year ended in September 30, 2009, but shares were not issued until fiscal 2010.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 120,000 shares of restricted stock were issued during the three months ended June 30, 2009 with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized compensation expense of $28,000 and $4,000 for the nine and three months ended June 30, 2010, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 5,600,000 shares of common stock have been reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2010:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2009	2,177,500	$0.65
Granted (1) (weighted average fair value of $0.13 per share)	628,500	$0.40
Expired / Forfeited (2)	(375,000)	$1.49
Exercised	—	—
Outstanding at June 30, 2010	2,431,000	$0.47	2.9	$66,200
Exercisable at June 30, 2010	1,510,724	$0.56	2.2	$33,500

(1)	On December 28, 2009, the Board of Directors granted 628,500 five year options to 22 employees and 1 director from the 2001 Stock Option Plan at an exercise price of $0.40 per share.

(2)
During the nine months ended June 30, 2010, (i) certain employees forfeited back to the Company, without consideration, 175,000 stock options, of which 125,000 had an exercise price of $1.35 per share and a fair market value of $1.25 per share and 20,000 with an exercise price of $0.75 per share and a fair market value of $0.38 per share. Additionally, 15,000 had an exercise price of $0.45 per share and a fair market value of $0.11 per share of which 12,900 were vested and 15,000 had an exercise price of $0.20 per share and a fair market value of $0.05 per share of which 7,500 were vested. Of the 175,000 options, 165,400 options were vested and the entire fair market value of $165,645 in noncash expense had already been recognized in general and administrative expense since their issuance, (ii) a director forfeited back to the Company, without consideration, 100,000 stock options with an exercise price of $1.28 and a fair market value of $1.25 per share and all 100,000 options were vested and the entire fair market value of $125,000 in noncash expense had already been recognized in general and administrative expense since their issuance, and (iii) 100,000 stock options of which 75,000 with an exercise price of $2.51 per share and a fair market value of $0.93 per share and 25,000 with an exercise price $2.01 per share and a fair market value of $1.67 per share issued to consultants expired, and all 100,000 were vested and the entire fair market value of $111,500 in noncash expense had already been recognized in general and administrative expense since their issuance. All stock options were returned for general use under the 2001 Stock Option Plan.

An additional noncash charge of approximately $93,000 is expected to vest and be recognized subsequent to June 30, 2010 over a weighted average period of 20 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.  As of June 30, 2010, options to purchase 421,302 shares were available for grant under the Company’s 2001 Stock Option Plan.

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

During the nine months ended June 30, 2010, the Company issued 27,191 shares of common stock for aggregate proceeds of $8,575 from employees who purchased shares under the 2009 ESPP through accrued payroll compensation. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the three months ended June 30, 2010 of $1,506.

During the nine months ended June 30, 2010, the Company issued 402,910 shares of common stock from the 2009 ESPP for previous year end bonus amounts of $130,131, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. The entire $130,131 bonus amount was accrued in the year ended in September 30, 2009, but such shares were not issued until fiscal 2010. The Company recognized expense for the full discount for the nine months ended June 30, 2010 of $22,975.

Warrants:

During the nine months ended June 30, 2010, no warrants were granted or exercised, and no warrants expired. As of June 30, 2010, 1,750,000 warrants remained outstanding at a weighted average exercise price of $0.71 per share.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period.  The plan expired according to its terms on December 19, 2009. No purchases were made for the nine months ended June 30, 2010. For the nine and three months ended June 30, 2009, the Company repurchased 147,111 and 132,111 shares of common stock, respectively, at an aggregate cost of  $56,173 and $52,348, respectively. Cumulatively, the Company repurchased 174,423 shares of common stock at an aggregate cost of $68,324 during the twelve month repurchase plan period.

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

The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $30 million at June 30, 2010. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

The Company’s Credit Facility borrowing at June 30, 2010 is a total of $22,085,828, which is reflected in the accompanying consolidated balance sheet as of June 30, 2010, net of debt discount of $132,872. The outstanding principal is payable on June 30, 2013. As of June 30, 2010, $7,914,171 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph.

As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $203,062 and $73,244 for the nine and three months ended June 30, 2010, respectively.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the nine months ended June 30, 2010, the Company acquired assets in multiple properties containing 20,655 units for the amount of $1,263,300 and related fees of $10,250, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$439,704
Amortizable intangible assets	833,846
Total acquisition cost and fees of all acquired access agreements and equipment during the nine months ended June 30, 2010	$1,273,550

7.	INCOME TAXES

The Company did not incur or record a provision for income tax for the nine months ended June 30, 2010 and the three months ended June 30, 2010 and 2009 due to the net loss, or for the net income for the nine months ended June 30, 2009 due to the expected utilization of the Company’s net operating loss carry forward.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable, Credit Facility and other accrued liabilities at June 30, 2010 are estimated to approximate their carrying values due to the relative liquidity of these instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations – Nine and Three Months Ended June 30, 2010 Compared to Nine and Three Months Ended June 30, 2009
•	Liquidity and Capital Resources - Nine Months Ended June 30, 2010

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue” or the negative or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 29, 2009 for the period ended September 30, 2009.

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended June 30, 2010 increased 15% over the same period in fiscal 2009 from $5,784,778 to $6,664,388.  Revenue for the quarter ended June 30, 2009 included $593,000 in non-recurring HD upgrade subsidy with $251,000 in non-recurring HD upgrade subsidy recognized in the quarter ended June 30, 2010, therefore, recurring revenue between the quarters increased by 24%.  Total revenue for the nine months ended June 30, 2010 increased 6% over the same period in fiscal 2009 from $18,239,725 to $19,274,086.  Revenue for the nine months ended June 30, 2009 included $2,409,360 in non-recurring HD upgrade subsidy with $708,650 in non-recurring HD upgrade subsidy recognized during the nine months ended June 30, 2010, therefore, recurring revenue between the nine month periods increased by 17%.  Increases in revenue contributed to EBITDA (as adjusted) of $1,288,388 and $645,284, for the nine and three months ended June 30, 2010, respectively. The Company expects its EBITDA (as adjusted) to continue to improve and return to a higher run rate as direct costs from recent acquisitions normalize and as it adds more subscribers through organic growth and from its recent acquisitions.

The Company reports 75,916 subscribers to its services as of June 30, 2010.  Of these, 3,890 subscribers in 52 properties with 16,859 units have been transferred under the agreement with AT&T Video Services, Inc. (“ATTVS”). The ATTVS agreement provides for the multi-closing transfer to the Company of up to 20,000 of its mostly DIRECTV video subscribers in 213 multi-family properties. During the quarter ended June 30, 2010, the Company upgraded 17 former ATTVS properties representing 5,015 units to the new DIRECTV HD platform. The Company continues to aggressively acquire, transfer, upgrade and renew properties and subscribers it is acquiring from ATTVS.

The Company increased its subscriber base by 23% from the period ended June 30, 2009 to June 30, 2010, however, the Company’s quarterly subscriber growth was impacted negatively by approximately 1,000 seasonal subscriber disconnects, which the Company experiences annually.  These customers are expected to reactive their services in the first fiscal quarter of 2011.  During the quarter ended June 30, 2010, the Company signed 12 new properties containing 1,773 units to long-term access agreements and another 10 properties with 2,025 units have an accepted deployment proposal.  The anticipated deployment to these 22 new properties over the next few quarters should escalate the Company’s organic subscriber growth.  Additionally, as of June 30, 2010, the Company had 29 properties and 8,102 units in work-in-process (“WIP”) which will contribute to organic growth in the upcoming quarters. The Company’s breakdown of total subscribers by type and kind is outlined below:

Service Type	Subscribers as of June 30, 2009	Subscribers as of Sept. 30, 2009	Subscribers as of Dec. 31, 2009	Subscribers as of Mar. 31, 2010	Subscribers as of June 30, 2010
Bulk DTH –DIRECTV	13,058	13,646	15,273	15,545	15,784
Bulk BCA -DIRECTV	9,925	10,255	10,128	10,289	10,319
DTH -DIRECTV Choice/Exclusive	11,920	12,259	14,086	15,601	17,032
Bulk Private Cable	13,986	14,567	15,503	17,813	17,824
Private Cable Choice/ Exclusive	3,400	3,479	4,077	4,268	3,141
Bulk ISP	5,315	5,719	5,785	5,878	6,102
ISP Choice/Exclusive	4,302	5,275	6,047	6,142	5,689
Voice	32	62	41	27	25
Total Subscribers	61,938	65,262	70,940	75,563	75,916

Direct costs increased as a result of providing services to the 23% increase in subscribers from June 30, 2009 to June 30, 2010 and as a result of recent acquisitions. The Company generally expected a spike in direct costs these past three fiscal quarters after its recent acquisitions (excluding the ATTVS acquisition) due to transition costs and higher than normal programming and broadband costs associated with service contracts on acquired properties. As the Company transitions programming and broadband costs to its preferred vendors and other one-time transition costs are eliminated, these direct costs normalize and the gross profit margins from these acquired properties and subscribers improves, thus negating the short term negative impact on the Company’s gross profit margin experienced in the previous three fiscal quarters.  Direct costs from these acquisitions began to normalize during the Company’s third fiscal quarter and are expected to achieve target levels in the fourth fiscal quarter.

Sales and marketing expenses increased period over period due to (i) the transfer of certain regional employees previously performing operations functions (and correspondingly expensed in operations) now performing sales functions, (ii) a significant increase in marketing tactics and materials, and (iii) added personnel to manage the planned ATTVS acquisition property and subscriber transitions. The Company believes that these sales and marketing expenses are in line with its growth plans and should generally decline as percentages of revenue during the remainder of fiscal 2010.  Customer service and operating expenses and depreciation and amortization stayed relatively flat in dollars and as a percent of revenue during the quarter compared to the quarter ended June 30, 2009, despite the 23% increase in subscriber base.  General and administrative expenses increased mainly as the result of new hires devoted to the Company’s acquisition strategy and an overall 23% increase in the Company’s subscriber base. The fact that certain of the Company’s expenses remained constant while servicing a substantially increased subscriber base is evidence of the incremental financial benefit from new subscriber growth.

The Company’s average revenue per unit (“ARPU”) at June 30, 2010 was $29.78, a 10% decrease over the year ended September 30, 2009 of $33.08, again due mainly to the difference in HD upgrade subsidy between the periods. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 5.71% in DIRECTV’s second fiscal quarter 2010 (as disclosed in DIRECTV’s public filings)), (ii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD Platform and the associated advanced services, and (iii) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers.

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

On June 10, 2010, the Company held its Annual General Meeting of Stockholders in Totowa, New Jersey. Three issues were put forth to the stockholders; (i) election of three directors, (ii) approval to effect a reverse stock split, at a ratio to be determined by the Board of Directors, within a range from 1-for-5 to 1-for-10, and to reduce the current authorized number of shares of common stock from 70 million shares to 35 million shares, and (iii) ratification of appointment of independent registered public accountants for fiscal 2010. Mr. Nelson and Mr. Newman were re-elected to the Board (Mr. Wiberg was not) and above agenda items (ii) and (iii) also passed, as more fully disclosed in the Company’s 8-K filed on June 11, 2010.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the nine months ended June 30, 2010 and 2009, the Company reported positive EBITDA (as adjusted) of $1,288,388 and $7,964,305, respectively. For the three months ended June 30, 2010 and 2009, the Company reported positive EBITDA (as adjusted) of $645,284 and $742,533, respectively. The decreases are primarily the result of the gain on the sale of subscribers to CSC Holdings in the prior period and a reduction in the subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to our consolidated net income or net loss as computed under accounting principles generally accepted in the United States of America:

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
EBITDA	$1,288,388	$7,964,305	$645,284	$742,533
Interest expense	(1,567,163)	(1,214,541)	(578,405)	(371,657)
Deferred finance costs and debt discount amortization (interest expense)	(236,280)	(215,445)	(84,317)	(71,814)
Provision for doubtful accounts	(243,470)	(89,212)	(96,987)	(3,324)
Depreciation and amortization	(5,262,507)	(5,062,042)	(1,823,120)	(1,728,074)
Share-based compensation expense - employees	(41,426)	(70,060)	(14,457)	(23,982)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(24,481)	(28,098)	(624)	—
Compensation expense for issuance of common stock for employee bonuses	—	(1,530)	—	—
Compensation expense for issuance of common stock for employee wages	—	(2,720)	—	—
Compensation expense accrued to be settled through the issuance of common stock	—	(23,695)	—	(16,606)
Compensation expense through the issuance of restricted common stock for services rendered	(28,000)	(39,530)	(4,000)	(23,862)
Net income (loss)	$(6,114,939)	$1,217,432	$(1,956,626)	$(1,496,786)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2010, there were no material changes to accounting estimates or judgments.

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

NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO NINE MONTHS ENDED JUNE 30, 2009

The following table sets forth for the nine months ended June 30, 2010 and 2009 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009		Change ($)	Change (%)
REVENUE	$19,274,086	100%	$18,239,725	100%	$1,034,361	6%
Direct costs	8,996,252	47%	7,470,045	41%	1,526,207	20%
Sales expenses	1,606,660	8%	978,941	5%	627,719	64%
Customer service and operating expenses	4,327,791	22%	4,381,923	24%	(54,132)	-1%
General and administrative expenses	3,392,712	18%	2,750,201	15%	642,511	23%
Depreciation and amortization	5,262,507	27%	5,062,042	28%	200,465	4%
Gain on sale of customers and related property and equipment	—	0%	(5,049,473)	-28%	5,049,473	-
OPERATING INCOME (LOSS)	(4,311,836)	-22%	2,646,046	15%	(6,957,882)	-
Total other expense	(1,803,103)	-10%	(1,428,614)	-8%	(374,489)	26%
NET INCOME (LOSS)	$(6,114,939)	-32%	$1,217,432	7%	$(7,332,371)	-

Revenue.  Revenue for the nine months ended June 30, 2010 increased 6% to $19,274,086 compared to revenue of $18,239,725 for the nine months ended June 30, 2009, however, the nine month revenue for June 30, 2009 included $2,409,360 in one-time installation revenue from the HD upgrade subsidy compared to the one-time installation revenue from the HD upgrade subsidy of $708,650 in the nine month revenue for June 30, 2010. Adjusted for the HD upgrade subsidy, the Company actually realized 17% growth in recurring revenue during the periods.  This increase in recurring revenue is mainly attributable to an increase in billable subscribers and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2010 and expects that there will be a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. The nine month revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
Private cable programming revenue	$3,445,436	18%	$2,816,877	15%
DTH programming revenue and subsidy	11,333,892	59%	9,789,798	54%
Internet access fees	2,519,291	13%	2,082,672	11%
Installation fees, wiring and other revenue	1,975,467	10%	3,550,378	20%
Total Revenue	$19,274,086	100%	$18,239,725	100%

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

As mentioned above, revenue for the nine months ended June 30, 2009 included $1,700,710 more in DIRECTV HD upgrade subsidy (with no appreciable associated expense) than the nine months ended June 30, 2010.  The inclusion of this upgrade revenue for June 30, 2009 essentially understates the percentage of revenue the June 30, 2009 associated direct costs and expenses have to total revenue, which may inflate any increase in direct costs and expenses as a percent of revenue, from June 30, 2009 to June 30, 2010.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $8,996,252 for the nine months ended June 30, 2010, as compared to $7,470,045 for the nine months ended June 30, 2009, due to the 23% increase in subscribers, the 17% increase in recurring revenue, as well as certain one-time transition related costs on acquired properties. Direct costs generally increase after an acquisition due to higher than normal programming and broadband costs associated with service contracts on acquired properties, as well as other transition costs. As the Company transitions programming and broadband costs to its preferred vendors and other one-time transition costs are absorbed, these direct costs will normalize. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company add and choice and exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs on the current subscriber base should normalize and decrease as a percent of revenue during the remainder of fiscal 2010.

Sales Expenses.  Sales expenses were $1,606,660 for the nine months ended June 30, 2010, compared to $978,941 for the nine months ended June 30, 2009, a 3% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly expensed in sales, representing 32% of the increase, (ii) new sales personnel for the ATTVS properties and in other regions, representing 43% of the increase, and (iii) a significant increase in marketing tactics and materials associated with the transition of previously disclosed recent acquisitions, representing 11% of the increase. The increase as a percent of revenue is also partially due to the above-mentioned affect of the HD upgrade subsidy on the June 30, 2009 revenue, costs and expenses. During the remainder of fiscal 2010, the Company expects these expenses to remain constant as a percent of revenue or decline slightly.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,327,791 and $4,381,923 for the nine months ended June 30, 2010 and 2009, respectively, decreasing slightly due to the transfer of certain employees previously performing operations functions who are now performing sales functions, despite a 23% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with the increase in billable subscribers, an increase in customer service quality levels and the continued launch of new DIRECTV HD services in existing and new properties throughout fiscal 2010. The Company anticipates these expenses to decrease as a percent of revenue during the remainder of fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2010		Nine Months Ended June 30, 2009
Call center expenses	$1,456,291	34%	$1,311,127	30%
General operation expenses	998,253	23%	1,300,455	30%
Property system maintenance expenses	1,873,247	43%	1,770,341	40%
Total customer service and operating expenses	$4,327,791	100%	$4,381,923	100%

General and Administrative Expenses.  General and administrative expenses were $3,392,712 for the nine months ended June 30, 2010, compared to $2,750,201 for the nine months ended June 30, 2009, a 3% increase as a percent of revenue, primarily the result of (i) a $131,690 charge to bad debt, (ii) $121,698 in expenses related to the Company’s new Subscriber Management System, (iii) a $245,196 increase in wages from the hiring of employees to facilitate the Company’s acquisition and growth plans, and (iv) approximately $35,000 in non-recurring expenses associated specifically with the Company’s recent DirecPath and ATTVS acquisitions. The increase as a percent of revenue is also partially due to the above-mentioned affect of the HD upgrade subsidy on the June 30, 2009 revenue, costs and expenses. Of the general and administrative expenses for the nine months ended June 30, 2010 and 2009, the Company had total noncash charges included of $337,377 and $250,595, respectively. These noncash charges are described below:

	Nine Months Ended June 30,
	2010	2009
Total general and administrative expense	$3,392,712	$2,750,201

Noncash charges:
Share based compensation - employees (1)	41,426	70,060
Compensation expense through the issuance of restricted common stock for services rendered	28,000	39,530
Excess discount for the issuance of stock under stock purchase plan	24,481	28,098
Provision for compensation expense settled through the issuance of common stock	—	23,695
Bad debt provision	243,470	89,212
Total noncash charges	337,377	250,595
Total general and administrative expense net of noncash charges	$3,055,335	$2,499,606
Percent of revenue	16%	14%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2010 and 2009 of $41,426 and $70,060, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 20 months is approximately $93,000.

Other Noncash Charges.  Depreciation and amortization expenses increased slightly from $5,062,042 during the nine months ended June 30, 2009 to $5,262,507 during the nine months ended June 30, 2010. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $236,280 for the amortization of deferred finance costs and debt discount.

Net Income/Loss.  Primarily as a result of the gain on the sale of customers to CSC Holdings and related plant and equipment and higher DIRECTV HD upgrade subsidy, the Company reported net income of $1,217,432, inclusive of noncash charges of $5,532,332, for the nine months ended June 30, 2009, compared to a net loss of $6,114,939, inclusive of noncash charges of $5,836,164 discussed above, for the nine months ended June 30, 2010.

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

The following table sets forth for the three months ended June 30, 2010 and 2009 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 20009		Change ($)	Change (%)
REVENUE	$6,664,388	100%	$5,784,778	100%	$879,610	15%
Direct costs	3,074,319	46%	2,425,766	42%	648,553	27%
Sales expenses	560,343	8%	408,815	7%	151,528	37%
Customer service and operating expenses	1,349,047	20%	1,376,543	23%	(27,496)	-2%
General and administrative expenses	1,151,598	17%	909,668	16%	241,930	27%
Depreciation and amortization	1,823,120	28%	1,728,074	30%	95,046	6%
Gain on sale of customers and related property and equipment	—	0%	(10,634)	0%	10,634	-
OPERATING LOSS	(1,294,039)	-19%	(1,053,454)	-18%	(240,585)	23%
Total other expense	(662,587)	-10%	(443,332)	-8%	(219,255)	49%
NET LOSS	$(1,956,626)	-29%	$(1,496,786)	-26%	$(459,840)	31%

Revenue.  Revenue for the three months ended June 30, 2010 increased 15% to $6,664,388, compared to revenue of $5,784,778 for the three months ended June 30, 2009. The three month revenue for June 30, 2009 included $592,770 in one-time installation revenue from the HD upgrade subsidy compared to the corresponding HD upgrade subsidy revenue of $250,650 in the three month revenue for June 30, 2010. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 24% growth in recurring revenue during the periods. This increase in recurring revenue is mainly attributable to an increase in billable subscribers and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2010 and expects that there will be a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Private cable programming revenue	$1,175,720	18%	$902,560	16%
DTH programming revenue and subsidy	4,002,924	60%	3,203,166	55%
Internet access fees	840,456	12%	672,460	12%
Installation fees, wiring and other revenue	645,288	10%	1,006,592	17%
Total Revenue	$6,664,388	100%	$5,784,778	100%

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

As mentioned above, revenue for the three months ended June 30, 2009 included $342,120 more in DIRECTV HD upgrade subsidy (with no appreciable associated expense) than the three months ended June 30, 2010.  The inclusion of this upgrade revenue for June 30, 2009 essentially understates the percentage of revenue the June 30, 2009 associated direct costs and expenses have to total revenue, which may inflate any increase in direct costs and expenses as a percent of revenue, from June 30, 2009 to June 30, 2010.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $3,074,319 for the three months ended June 30, 2010, as compared to $2,425,766 for the three months ended June 30, 2009, due to the 23% increase in subscribers, the 24% increase in recurring revenue, as well as certain transition related costs on acquired properties. Direct costs generally increase after an acquisition due mainly to higher than normal programming and broadband costs associated with service contracts on acquired properties, as well as other transition costs. As the Company transitions programming and broadband costs to its preferred vendors and other transition costs are absorbed, these direct costs will normalize. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company add and Choice and Exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs on the current subscriber base should normalize and decrease as a percent of revenue during the remainder of fiscal 2010.

Sales Expenses.  Sales expenses were $560,343 for the three months ended June 30, 2010, compared to $408,815 for the three months ended June 30, 2009, a 1% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly expensed in sales, (ii) new sales personnel for the ATTVS properties and in other regions, and (iii) an increase in marketing tactics and materials associated with the transition of previously disclosed recent acquisitions.  The increase as a percent of revenue is also partially due to the above-mentioned affect of the HD upgrade subsidy on the June 30, 2009 revenue, costs and expenses. The Company expected an increase in sales expenses as a percent of revenue during the period ended June 30, 2010. During the remainder of fiscal 2010, the Company expects these expenses to remain constant as a percent of revenue or decline slightly.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,349,047 and $1,376,543 for the three months ended June 30, 2010 and 2009, respectively, a 3% decrease as a percent of revenue due to the transfer of certain employees previously performing operations functions who are now performing sales functions, but despite a 23% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with the increase in billable subscribers, an increase in customer service quality levels and the launch of new DIRECTV HD services in existing and new properties throughout fiscal 2010. The Company anticipates these expenses to decrease as a percent of revenue during the remainder of fiscal 2010. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Call center expenses	$469,179	35%	$441,262	32%
General operation expenses	308,094	23%	399,664	29%
Property system maintenance expenses	571,774	42%	535,617	39%
Total customer service and operating expense	$1,349,047	100%	$1,376,543	100%

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 and 2009, of $1,151,598 and $909,668, respectively, increased 1% as a percent of revenue. The dollar increase was primarily the result of $35,383 for recurring and certain non-recurring expenses related to the Company’s new Subscriber Management System, and expenses associated specifically with the Company’s recent DirecPath and ATTVS acquisitions. The increase as a percent of revenue is also partially due to the above-mentioned affect of the HD upgrade subsidy on the June 30, 2009 revenue, costs and expenses. Of the general and administrative expenses for the three months ended June 30, 2010 and 2009, the Company had total noncash charges included of $116,068 and $67,774, respectively. These noncash charges are described below:

	Three Months Ended June 30,
	2010	2009
Total general and administrative expense	$1,151,598	$909,668

Noncash charges:
Share based compensation - employees (1)	14,457	23,982
Compensation expense through the issuance of restricted common stock for services rendered	4,000	23,862
Excess discount for the issuance of stock under stock purchase plan	624	—
Provision for compensation expense settled through the issuance of common stock	—	16,606
Bad debt provision	96,987	3,324
Total noncash charges	116,068	67,774
Total general and administrative expense net of noncash charges	$1,035,530	$841,894
Percent of revenue	16%	15%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2010 and 2009, amortized over the requisite vesting period, of $14,457 and $23,982, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 20 months is approximately $93,000.

The Company expects its general and administrative expenses to decline as a percent of revenue during the remainder of fiscal 2010.

Other Noncash Charges.  Depreciation and amortization expenses increased from $1,728,074 for the three months ended June 30, 2009, to $1,823,120 for the three months ended June 30, 2010. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $84,317 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and noncash charges of $2,023,505, the Company reported a net loss of $1,956,626 for the three months ended June 30, 2010, compared to noncash charges of $1,867,662 and a reported net loss of $1,496,786 for the three months ended June 30, 2009.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of June 30, 2010, the Company has borrowed a total of $22,085,828 under the Credit Facility which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.  As of June 30, 2010, $7,914,171 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph.

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

The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through June 30, 2011. The Company always has the option of scaling back growth to conserve capital.

The Company did not incur or record a provision for income tax for the nine months ended June 30, 2010 and the three months ended June 30, 2010 and 2009 due to the net loss, or for the net income for the nine months ended June 30, 2009 due to the expected utilization of the Company’s net operating loss carry forward. This net operating loss carry forward expires on various dates through 2028; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

NINE MONTHS ENDED JUNE 30, 2010

During the nine months ended June 30, 2010 and 2009, the Company recorded a net loss of $6,114,939 and net income of $1,217,432, respectively. At June 30, 2010, the Company had an accumulated deficit of $58,699,315.

Cash Balance.  At June 30, 2010, the Company had cash and cash equivalents of $309,638, compared to $688,335 at September 30, 2009. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2010, the Company increased the amount borrowed against the Credit Facility by $6,095,229.

Operating Activities.  Company operations used net cash of $631,928 during the nine months ended June 30, 2010 and provided net cash of $3,033,091 for the nine months ended June 30, 2009.  Net cash provided by (used in) operating activities included a decrease of $210,871 and $232,030 in accounts payable and other accrued liabilities during the nine months ended June 30, 2010 and 2009, respectively. Additionally, during the nine months ended June 30, 2010 and 2009 there was a decrease in accounts and other receivables of $128,554 and $985,080, primarily from the sale of customers and property and equipment to CSC Holdings and receipts from the sale from escrow, respectively, and prepaid expenses increased $92,077 and decreased $91,135, respectively. During the nine months ended June 30, 2010 and 2009, deferred revenue decreased $177,873 and increased $406,160, respectively.  Net loss for the nine months ended June 30, 2010 was $6,114,939, compared to net income of $1,217,432, inclusive of the sale of subscribers and related property and equipment to CSC Holdings, for the nine months ended June 30, 2009, and inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $5,836,164 and $5,532,332 for the nine months ended June 30, 2010 and 2009, respectively.

Investing Activities.  During the nine months ended June 30, 2010 and 2009, the Company purchased $4,871,727 and $4,566,157, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods.  During the nine months ended June 30, 2010 and 2009, the Company paid $833,846 and $298,246, respectively, for the acquisition of intangible assets and related fees. During the nine months ended June 30, 2010, the Company received $5,000 in proceeds on the disposal of equipment. During the nine months ended June 30, 2009, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings, and $15,000 in proceeds for the sale of equipment to a property at the end of its access agreement.

Financing Activities.  During the nine months ended June 30, 2010, the Company incurred $150,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $6,095,229. Equity financing activity provided $8,575 from 27,191 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

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

Working Capital.  As at June 30, 2010, the Company had negative working capital of approximately $1,439,000, compared to negative working capital of approximately $1,209,000 as at September 30, 2009. To minimize the draw on the Credit Facility and the liability, the Company expects to be at a break-even or negative working capital in fiscal 2010. The Company believes that it has the ability to fund current operating activities through current revenue levels and expected revenue growth, and, in conjunction with the funds available through the Credit Facility, will have sufficient funds to support the Company’s operations and a certain amount of growth through at least June 30, 2011.

Capital Commitments and Contingencies.  The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Commitments and Contingencies.  The Company believes that the combination of revenues and the remaining available balance under the Credit Facility will provide it with the needed capital for operations as planned through June 30, 2011. The Company always has the option of scaling back growth to conserve capital.

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

As of June 30, 2010 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of June 30, 2010 and through the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed on December 29, 2009 and Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed on February 12, 2010.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended June 30, 2010.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 13, 2010	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 13, 2010	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration