Form 10-K
period 2010-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2010-12-21
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-K
_________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File No. 0-26053
_________________________

MDU COMMUNICATIONS INTERNATIONAL, INC.
(exact name of registrant as specified in its charter)

Delaware	84-1342898
(State of Incorporation)	(IRS Employer ID. No.)

60-D Commerce Way, Totowa, New Jersey   07512
(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number, including area code: (973) 237-9499
_________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2010) held by non-affiliates was approximately $19 million.

The number of shares of common stock ($0.001 par value) outstanding as of December 21, 2010 was 5,380,140.

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

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include the risks described in Item 1A. “Risk Factors” and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; integration of business initiatives such as acquisitions and mergers, technological developments and difficulties; the availability and terms of capital to fund the potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

OVERVIEW

MDU Communications International, Inc. (together with its subsidiaries mentioned below, the “Company”) is a national provider of digital satellite television, high-speed Internet, voice over IP (“VoIP”) and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, VoIP, and potentially other services, to their residents.

MDU properties present unique technological, management and marketing challenges to conventional providers of these services, as compared to single family homes. The Company’s proprietary delivery and design solutions and access agreements differentiate it from other multi-family service providers through a unique strategy of balancing the information and communication needs of today’s MDU residents with the technology concerns of property managers and owners and providing the best overall service to both. To accomplish this objective, the Company has partnered with DIRECTV, Inc. and has been working with large property owners and real estate investment trusts (REITs) such as AvalonBay Communities, Post Properties, Roseland Property Company, Related Companies, the U.S. Army, as well as many others, to understand and meet the technology and service needs of these groups. The Company operates in only one market segment.

CORPORATE HISTORY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In April 1999, we incorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States.  In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of our Canadian satellite television assets. As a result, by May 30, 2001 we relocated our operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU Canada is now inactive. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC, Miami and Dallas greater metropolitan areas.

REVENUE

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

STRATEGIC ALLIANCE WITH DIRECTV

The Company has had a significant strategic relationship with DIRECTV since May of 2000.  Most recently, the Company entered into a new System Operator Agreement with DIRECTV (“Agreement”) effective June 1, 2007. This Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire Agreement to coincide with the expiration date of the Company’s latest property access agreement.  The Agreement is currently in its first two-year automatic renewal period.

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

On December 14, 2007, the Company signed a letter agreement with DIRECTV that allowed the Company to receive an upgrade subsidy when it completes a high definition (“HDTV”) system upgrade. This one-time subsidy was treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy was recognized immediately. This program was renewed via a letter agreement dated August 15, 2008 that supported the program through July 31, 2009.

Under the DIRECTV Agreement, the Company may not solicit sales or provide equipment for any other DTH digital satellite television service in the United States. Consequently, we are totally dependent on DIRECTV for our digital set-top programming in the United States. During the fiscal year ended September 30, 2010, revenues from all DIRECTV services were approximately 63% of our total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly itself or through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. DIRECTV is currently delivering 160 national HDTV channels with 200 expected in the next year giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, international programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DTH subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

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

•
To date, DIRECTV and other digital satellite television program providers have focused primarily on the single-family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in MDU properties and are now capitalizing on the MDU market.

COMPETITION

The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers and telecom providers:

Franchised Cable Systems.    Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. The traditional cable companies currently serve an estimated 68% of U.S. television households, down from approximately 72% five years ago. Satellite services are gaining market share and DTH providers like us have a window of opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal over a vast selection of video and audio channels at a comparable or reduced price to most cable operators’ current service.

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

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans live in MDU properties and that competition has been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this Order only applies to cable companies subject to Section 628 of the Communications Act, which does not include DBS and private cable operators ("PCOs") that do not cross public rights-of-way, such as the Company. Although exempt from this Order, the FCC did reserve judgment on exclusivity clauses used by DBS companies and PCOs until further discussion and comment can be taken and evaluated. The IMCC “Independent Multi-Family Communications Council”, which is a trade association comprised of DBS, PCOs, MDU owners and the supporting industry, continued to lobby to keep DBS and PCOs, who do not cross public rights-of-way, exempt from the Order and in March, 2010 the FCC agreed with the IMCC and upheld the right of PCOs and DBS providers to maintain exclusivity clauses and enter into new exclusive contracts with properties.  The FCC reserved the right to review these matters and address them in the future due to their complexity.

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

EMPLOYEES

We had 135 employees, all full-time, as of September 30, 2010. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2010, it has accumulated losses of $60,951,204. It cannot assure that it will achieve or attain profitability beyond fiscal 2010. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.  If we are unable to continue as a going concern, our stockholders could lose their entire investment in the Company.

The Company depends upon its relationship with DIRECTV.

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not maintain or market DTH services for any other provider. Consequently, the Company is totally dependent upon DIRECTV for its set-top DTH programming service. During the year ended September 30, 2010, revenues from all DIRECTV services were approximately 63% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s Agreement with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the Agreement. Any such termination may have a material effect on the Company’s business.

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

The Company may be unable to meet its current and future capital requirements.

The Company had a net loss of $8.4 million, an accumulated deficit of $61 million and a working capital deficit of approximately $2.7 million at and for the year ended September 30, 2010.  Additionally, the Company is currently unable to access its Credit Facility above $25 million.  Management believes, but cannot assure, that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through September 30, 2011. The Company’s current planned cash requirements for fiscal 2011 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue.  These assumptions may vary from actual results.

The Company will require additional capital to finance expansion or growth. Because of the uncertainties in raising additional capital, there can be no assurance that the Company will be able to obtain the necessary capital to finance its growth initiatives. Insufficient capital may require the Company to delay, scale back or stop its proposed development activities.

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

The Company faces competition from others who are competing for a share of the MDU subscriber base including other satellite companies, other DIRECTV system operators, cable companies and traditional phone companies. Also, DIRECTV itself could corporately focus on MDUs, which it has started to do. Other companies with substantially greater assets and operating histories could enter this market. The Company’s competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services. In addition, increased competition could result in reduced subscriber fees, reduced margins and loss of market share, any of which could harm the Company’s business.   The Company cannot assure that it can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect the Company’s business, results of operations and financial condition.

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

The Company’s certificate of incorporation authorizes the issuance of 35,000,000 shares of common stock. The future issuance of common stock may result in dilution in the percentage of the Company’s common stock held by its existing stockholders. Also, any stock the Company sells in the future may be valued on an arbitrary basis by it and the issuance of shares of common stock for future services, acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing stockholders.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal controls over financial reporting annually. The rules governing the standards that must be met for management to assess its internal controls over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of its internal controls in order to meet the detailed standards under these rules. Although the Company has evaluated its internal controls over financial reporting as effective as of September 30, 2010, it may encounter unanticipated delays or problems in assessing its internal controls as effective or in completing assessments by required dates. In addition, the Company cannot assure that an audit of its internal controls by its independent registered public accountants, if and when required by Sarbanes-Oxley, will result in an unqualified opinion. If the Company cannot assess its internal controls as effective, investor confidence and share value may be negatively impacted.

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

Integration or performance of Company acquisitions, joint ventures or mergers may not be as expected.

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

Our headquarters are outside New York City in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center, subscription management system and warehouse. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $17,394, expiring June 30, 2012. We believe that this space is adequate to suit our needs for the foreseeable future and are currently negotiating a renewal of this lease.

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through November 30, 2013 at a cost of $4,411 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for office and warehouse space in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012 at a cost of $2,481 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida area.

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

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2010 and through the date of this filing, December 21, 2010, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. On December 14, 2010, the Company’s stock began trading on a 1-for-10 reverse-split basis. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2008	$3.70	$1.20
March 31, 2009	$3.30	$1.50
June 30, 2009	$5.00	$3.10
September 30, 2009	$4.70	$4.00
December 31, 2009	$4.90	$2.90
March 31, 2010	$4.00	$2.60
June 30, 2010	$4.10	$2.50
September 30, 2010	$3.40	$2.20

  Holders

On December 20, 2010, the closing price for the Company’s common stock on the OTC Bulletin Board was $4.05 per share. As of December 20, 2010, the Company had approximately 140 stockholders of record of its shares of common stock, with an approximate total of 1,000 shareholders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2010)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	227,600	(1)	$4.00	57,630
Equity compensation plans not approved by security holders	0		0	0
__________________

(1)
The 2001 Stock Option Plan was approved by the stockholders on May 10, 2001, see Note 5 to Consolidated Financial Statements, contained herein. On August 5, 2004, the stockholders approved an increase in the number of shares available under the 2001 Stock Option Plan from a total of 4,000,000 to 5,600,000 shares of common stock, which post-reverse is 560,000 shares of common stock. As of September 30, 2010, 274,770 options have been exercised.

Purchases of Equity Securities by the Issuer

On December 19, 2008, the Company’s Board of Directors authorized the repurchase of shares of its common stock over a twelve month period in open market transactions, up to an aggregate value of $1 million.  During the fiscal year ended September 30, 2009, the Company purchased 17,442 shares of its common stock at an average price per share of $3.92. During the fiscal year ended September 30, 2010, there were no purchases of its common stock.  The repurchase authorization ended on December 18, 2009.

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

RECENT DEVELOPMENTS

For the fiscal year ended September 30, 2010, the Company realized total revenue of $25,933,135, a 5% increase over the prior fiscal year’s revenue of $24,753,128. However, “recurring revenue” for the year ended September 30, 2010 (total revenue less the one-time HD upgrade subsidy received) increased by 17% over the recurring revenue from the prior fiscal year.

EBITDA (as adjusted) for the fiscal year ended September 30, 2010 was $1,795,008, which included $708,650 in one-time HD upgrade subsidy revenue.  EBITDA (as adjusted) for the prior fiscal year ended September 30, 2009 was $8,457,062, which included (i) a $5,038,839 gain resulting from the sale of assets to CSC Holdings, and (ii) $3,166,990 of one-time HD upgrade subsidy received. Net of the impact of the asset sale and one-time HD upgrade subsidies (which have no appreciable associated expense) received during the respective fiscal years, the Company’s EBITDA (as adjusted) increased more than four-fold during fiscal 2010.

The Company’s average revenue per unit (“ARPU”), net of the one-time HD upgrade subsidy in each respective year, was $28.13 at September 30, 2010, a slight increase over $27.56 for the year ended September 30, 2009. Inclusive of the one-time HD upgrade subsidies, ARPU was $29.82 for the year ended September 30, 2010, as compared to ARPU of $33.08 for the prior fiscal year, with such decrease due mainly to the $2,458,340 additional one-time HD upgrade subsidy received in fiscal 2009. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.3% in DIRECTV’s third fiscal quarter to $88.98 (as disclosed in DIRECTV’s public filings), (ii) an increasing ARPU generated from the sale of incremental high-speed Internet services to the Company’s subscribers, (iii) a general increase in recurring revenue realized from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services, and (iv) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers. DIRECTV currently offers over 160 national HD programming channels - the most full-time HD channels of any provider. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company reports 74,712 subscribers at September 30, 2010, compared to 65,262 subscribers at September 30, 2009, an overall 14% increase, but a 22% increase in higher margin DIRECTV subscribers. As compared to the previous fiscal quarter ended June 30, 2010, the Company experienced a slight overall subscriber decrease due to the non-renewal of approximately 1,700 low-revenue and low-margin bulk private cable (mostly mobile home) subscribers that were not feasible to convert to DIRECTV or deploy high-speed Internet services, with such loss being offset by the launch of five new DIRECTV bulk properties during the quarter ended September 30, 2010 serving over 400 new high-margin DIRECTV subscribers. Additionally, as of September 30, 2010, the Company had 27 properties and 7,226 units in work-in-process (“WIP”) which will contribute to organic growth in the upcoming quarters.  The Company’s breakdown of total subscribers by type and kind as of September 30, 2010 is outlined below:

Service Type	Subscribers as of Sept. 30, 2009	Subscribers as of Dec. 31, 2009	Subscribers as of Mar. 31, 2010	Subscribers as of June 30, 2010	Subscribers as of Sept. 30, 2010

Bulk DTH –DIRECTV	13,646	15,273	15,545	15,784	16,143
Bulk BCA -DIRECTV	10,255	10,128	10,289	10,319	10,339
DTH -DIRECTV Choice/Exclusive	12,259	14,086	15,601	17,032	17,477
Bulk Private Cable	14,567	15,503	17,813	17,824	16,112
Private Cable Choice/ Exclusive	3,479	4,077	4,268	3,141	3,010
Bulk ISP	5,719	5,785	5,878	6,102	6,121
ISP Choice or Exclusive	5,275	6,047	6,142	5,689	5,484
Voice	62	41	27	25	26
Total Subscribers	65,262	70,940	75,563	75,916	74,712

As of September 30, 2010, 4,863 subscribers in 67 properties with 20,666 wired units have been transferred to the Company under the December 2, 2009 agreement with AT&T Video Services, Inc. (“ATTVS”). The ATTVS agreement provides for the multi-closing transfer to the Company of its mostly DIRECTV multi-family video subscribers. The transitions have recently accelerated with the Company transitioning an additional 4,325 subscribers in 59 properties with 16,100 wired units during the first fiscal quarter ended December 31, 2010.  The Company anticipates one final closing of properties prior to March 31, 2011. The Company continues to establish new property relationships, extend the term for (or enter into new) right-of-entry agreements and evaluate for upgrade the properties acquired from ATTVS.  The Company has delayed any significant upgrade program for these acquired properties until transition of the remaining ATTVS properties could be accelerated and until the Company reaches an agreement to determine DIRECTV’s capital assistance to upgrade these transitioned properties to the DIRECTV MFH-2 or MFH-3 HD platform.

In the fourth fiscal quarter, and continuing into the first fiscal quarter of 2011, the Company implemented a number of initiatives designed to dramatically improve its EBITDA (as adjusted) and reduce its reliance on debt financing. In particular, the Company has (i) accelerated the closing and transition of the remaining ATTVS properties, (ii) signed and launched the DIRECTV CapEx program (described below), (iii) initiated price increases and introduced new pricing bundles for video and broadband services across multiple properties, (iv) developed and launched its new online web portal for subscribers to manage and pay their accounts online thereby eliminating the costs associated with mailings and collections, (v) developed and launched robust premium priced broadband services and tiers to several of its high-speed Internet properties, (vi) negotiated direct cost reductions for video and broadband services thereby improving gross margins derived from existing properties and subscribers, (vii) re-packaged its monthly video subscriber access fee into a “Customer Protection Plan” fee requiring annual pre-payment or monthly auto-payment (eliminating time and costs and reducing bad debt exposure), (viii) implemented a $0.99 monthly mailed statement fee to increase revenues from approximately 35,000 current subscribers, (ix) developed an independent contractor national rate card for subcontracted construction and installation services at a significant cost savings, and (x) instituted cost saving changes (and service level increases) to its call center structure and technology to provide more efficient and cost-effective call routing solutions.  The impact of these initiatives should be seen starting in the Company’s first fiscal quarter 2011.

In addition to improving financial results, the Company is continuing negotiations and due diligence with two companies that it deems significant strategic acquisition/merger prospects. Both companies have a significant presence in the multi-family space and collectively have in excess of 70,000 subscribers as well as strong broadband capabilities. To assist with strategic planning and the potential financing associated with any acquisition or merger, the Company has retained and sought the advice of New York investment bank Morgan Joseph & Co. Through the efforts of Morgan Joseph & Co., the Company has executed a term sheet for a combined debt and equity financing of up to $10.25 million with the net proceeds to be used for one of the above-mentioned acquisitions should terms be reached.  Similarly, the Company continues to assess its core and non-core service areas and has identified certain assets in non-core markets that may be considered for sale.  To that end, the Company is preliminarily engaged with several parties regarding interest for the sale of these assets at prices similar to what the Company has previously received. The Company makes no representations that these acquisition/merger, financing or sale negotiations will result in any closed transactions.

To reduce capital spending, but still concentrate on growth, on November 10, 2010, the Company executed the DIRECTV CapEx Agreement, which will allow the Company to leverage its existing infrastructure to provide services to DIRECTV for the deployment of services to certain multi-family properties identified by the Company, but where DIRECTV becomes a party to the right of entry agreement.  Once a property is identified by the Company, is under contract with DIRECTV and the satellite system constructed and activated, the Company earns fees from DIRECTV by providing certain services, including (i) activation fees generated from new subscription sales to residents in the property, and (ii) an ongoing percentage of the revenue generated by that subscriber as a management fee. The CapEx Agreement reduces the Company’s capital costs for certain subscriber growth areas – a pivotal option when capital, or the cost of capital, is prohibitive. The Company’s current DIRECTV agreement and the new CapEx Agreement are mutually exclusive of each other.  Prior to bringing a property to DIRECTV, the Company retains sole discretion as to whether it decides to build out and maintain ownership of a property or offer it to DIRECTV and simply provide ongoing management, sales, service and maintenance for DIRECTV.

At the Company’s Annual General Meeting of Stockholders in Totowa, New Jersey on June 10, 2010, the stockholders authorized the Board of Directors to effect a reverse stock split, at a ratio to be determined by the Board of Directors, within a range from 1-for-5 to 1-for-10, and to reduce the current authorized number of shares of common stock from 70 million shares to 35 million shares. The Board of Directors proceeded with this authorization effective December 9, 2010 and filed an amendment to the Company’s Certificate of Incorporation to be effective on December 9, 2010.  The Company’s stock began trading on a 1-for-10 consolidated basis on December 14, 2010.

Use of Non-GAAP Financial Measures

The Company uses the common performance gauge of “EBITDA” (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry, frequently use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserve. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in the industry or the economy generally. For the years ended September 30, 2010 and 2009, the Company reported positive EBITDA (as adjusted) of $1,795,008 and $8,457,062, respectively. The decreases are primarily the result of the gain on the sale of subscribers to CSC Holdings in the prior period and a reduction in the subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the Years Ended September 30,
	2010	2009
EBITDA (as adjusted)	$1,795,008	$8,457,062
Interest expense	(2,188,774)	(1,631,923)
Deferred finance costs and debt discount amortization (interest expense)	(320,594)	(287,261)
Provision for doubtful accounts	(317,569)	(210,612)
Depreciation and amortization	(7,227,277)	(6,850,478)
Share-based compensation expense - employees	(55,141)	(92,901)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(24,481)	(34,075)
Compensation expense for issuance of common stock for employee bonuses	—	(28,070)
Compensation expense for issuance of common stock for employee services	—	(2,720)
Compensation expense accrued to be settled through the issuance of common stock	—	(187,473)
Compensation expense through the issuance of restricted common stock for services rendered	(28,000)	(51,530)
Net Loss	$(8,366,828)	$(919,981)

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Year Ended September 30, 2010		For the Year Ended September 30, 2009		Change ($)	Change (%)
REVENUE	$25,933,135	100%	$24,753,128	100%	$1,180,007	5%
Direct costs	12,117,211	47%	10,283,422	42%	1,833,789	18%
Sales expenses	2,082,219	8%	1,417,443	6%	664,776	47%
Customer service and operating expenses	5,882,934	23%	5,997,854	24%	(114,920)	-2%
General and administrative expenses	4,481,347	17%	4,310,859	17%	170,488	4%
Depreciation and amortization	7,227,277	28%	6,850,478	28%	376,799	6%
Gain on sale of customers and property and equipment	—	0%	(5,104,673)	-21%	5,104,673	100%
OPERATING INCOME (LOSS)	(5,857,853)	-23%	997,745	4%	(6,855,598)	(687)%
Total other expense	(2,508,975)	-9%	(1,917,726)	-8%	(591,249)	31%
NET LOSS	$(8,366,828)	-32%	$(919,981)	-4%	$(7,446,847)	(809)%

Net Loss.      Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2010 and 2009 of $7,973,062 and $7,745,120, respectively, the Company reported a net loss of $8,366,828 for the year ended September 30, 2010, compared to a net loss of $919,981 for the year ended September 30, 2009.

Revenues.    Revenue for the year ended September 30, 2010 increased 5% to $25,933,135 compared to revenue of $24,753,128 for the year ended September 30, 2009, however, the fiscal year revenue for September 30, 2009 included $3,166,990 in one-time installation revenue from the HD upgrade subsidy compared to the one-time installation revenue from the HD upgrade subsidy of only $708,650 in the fiscal year revenue for September 30, 2010. Adjusted for the HD upgrade subsidy, the Company actually realized 17% growth in “recurring revenue” during the periods.  This increase in recurring revenue is mainly attributable to an increase in billable subscribers and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during fiscal year 2011, without significant capital expenditure, through the transition of ATTVS subscribers, subscriber additions from aggressive marketing plans in properties recently upgraded to the new HD platform, subscribers gained through capital already invested in WIP, price increases that were implemented shortly after the year ended September 30, 2010, and a continuation, although to a lesser degree, of the DIRECTV HD upgrade subsidy. The fiscal year revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived from the following sources:

	For the Year Ended September 30, 2010		For the Year Ended September 30, 2009
Private cable programming revenue	$4,584,648	18%	$4,003,676	16%
DTH programming revenue and subsidy	15,315,692	59%	13,136,834	53%
Internet access fees	3,351,395	13%	2,806,708	12%
Installation fees, wiring and other revenue	2,681,400	10%	4,805,910	19%
Total Revenue	$25,933,135	100%	$24,753,128	100%

The increase in private cable programming revenue is due to the acquisition of certain subscribers with private cable programming services. The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable to DIRECTV service. The increase in Internet access fees is a result of subscriber growth and increases in revenue associated with tiers for the provisioning of faster more robust Internet offerings. The decrease in installation fees, wiring and other revenue is due to the significant reduction of the HD upgrade subsidy referenced above.

As mentioned above, the year ended September 30, 2009 included $2,458,340 more in DIRECTV HD upgrade subsidy (with no appreciable associated expense) than the year ended September 30, 2010.  The inclusion of this upgrade revenue as of September 30, 2009 essentially understates the percentage of revenue the fiscal 2009 associated direct costs and expenses have to total revenue, which may inflate the increase in direct costs and expenses as a percent of revenue, from September 30, 2009 to September 30, 2010.

Direct Costs.    Direct costs are comprised of DIRECTV bulk and Private Cable programming costs, monthly recurring Internet broadband connections and costs relating directly to installation services. Direct costs increased to $12,117,211 as of September 30, 2010, as compared to $10,283,422 as of September 30, 2009, due to the 14% increase in subscribers, the 17% increase in recurring revenue, and certain one-time transition related costs on acquired properties. Direct costs generally increase after an acquisition due to higher than normal programming and broadband costs associated with service contracts on acquired properties, as well as other transition costs. Additionally, certain direct programming and broadband circuit overlaps and delayed terminations during a transition are generally unavoidable. As the Company transitions programming and broadband costs to its preferred vendors and other one-time acquisition transition costs are absorbed, these direct costs will normalize. The Company estimates that such one-time delayed circuit and programming terminations and overruns included in direct costs for the year ended September 30, 2010 was approximately $283,000. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company add and choice and exclusive DTH DIRECTV subscribers have no associated programming cost. Direct costs on the current subscriber base should normalize and decrease as a percent of revenue during 2011.

Sales Expenses.  Sales expenses were $2,082,219 and $1,417,443 for the years ended September 30, 2010 and 2009, respectively, a 2% increase as a percent of revenue. The increase was due to (i) the transfer of certain employees previously performing operations functions who are now performing sales functions, and are accordingly in sales expenses, representing 33% of the increase, (ii) new sales personnel for the ATTVS properties and in other regions, representing 46% of the increase, and (iii) a significant increase in marketing events and materials associated with the transition of previously disclosed recent acquisitions, representing 15% of the increase. The increase as a percent of revenue is also partially due to the above-mentioned affect of the HD upgrade subsidy on the September 30, 2009 revenue, costs and expenses. During fiscal 2011, the Company expects these expenses to decline as a percent of revenue.

Customer Service and Operating Expenses.    Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $5,882,934 and $5,997,854 for the years ended September 30, 2010 and 2009, respectively, decreasing slightly due to the transfer of certain employees previously performing operations functions who are now performing sales functions, despite a 14% increase in the number of subscribers between the periods. These expenses are expected to increase in dollars in conjunction with an increasing subscriber base, an increase in customer service quality levels and the continued launch of new DIRECTV HD services in existing and new properties. The Company anticipates these expenses to decrease as a percent of revenue during fiscal 2011. A breakdown of customer service and operating expenses is as follows:

	Year Ended September 30, 2010		Year Ended September 30, 2009
Call center expenses	$2,049,654	35%	$1,812,143	30%
General operation expenses	1,225,666	21%	1,754,538	29%
Property system maintenance expenses	2,607,614	44%	2,431,173	41%
Total customer service and operating expense	$5,882,934	100%	$5,997,854	100%

Property system maintenance expenses increased slightly due to the transition of ATTVS properties.  The decrease in general operations expense was mainly due the transfer of certain operations personnel into sales and marketing.

General and Administrative Expenses. General and administrative expenses were $4,481,347 and $4,310,859 for the years ended September 30, 2010 and 2009, respectively, a slight increase.  This is primarily the result of expenses related to the Company’s new Subscriber Management System and an increase in wages from the hiring of employees to facilitate the Company’s acquisition and growth plans. Adjusting for noncash charges, the increase as a percent of revenue, is also partially due to the aforementioned affect of the fiscal 2009 HD upgrade subsidy on fiscal 2009 revenue, costs and expenses. Of the general and administrative expenses for the years ended September 30, 2010 and 2009, the Company had total noncash charges included of $425,191 and $600,179, respectively. These noncash charges are described below:

	Year Ended September 30,
	2010	2009
Total general and administrative expenses	$4,481,347	$4,310,859

Noncash charges:
Share based compensation - employees	55,141	92,901
Compensation expense through the issuance of restricted common stock for services rendered	28,000	51,530
Excess discount for the issuance of stock under stock purchase plan	24,481	34,075
Issuance of common stock for bonuses	—	23,588
Provision for compensation expense settled through the issuance of common stock	—	187,473
Bad debt provision	317,569	210,612
Total noncash charges	425,191	600,179
Total general and administrative expenses, net of noncash charges	$4,056,156	$3,710,680
Percent of revenue	16%	15%
_________________

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the years ended September 30, 2010 and 2009 of $55,141 and $92,901, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next seventeen months is approximately $74,000.

Excluding the $425,191 and $600,179 in noncash charges from the years ended September 30, 2010 and 2009, respectively, general and administrative expenses were $4,056,156 (16% of revenue) compared to $3,710,680 (15% of revenue). Although the Company anticipates general and administrative expenses to increase in dollars, it expects these expenses to decrease as a percent of revenue in fiscal 2011.

Gain on Sale of Customers and Plant and Equipment. There was no gain on sale of customers and plant and equipment for the year ended September 30, 2010.

During the fiscal year ended September 30, 2009, on November 5, 2008 and December 17, 2008, the Company sold subscribers and certain related property and equipment to CSC Holdings, Inc. for $2,704,500 and $3,061,500, respectively. The total gain on the sale of customers and the related property and equipment was $5,038,839.  On April 30, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $15,000. The total gain on the disposal was $10,634.  On July 17, 2009, the Company disposed of assets to a property at the end of its access agreement for proceeds of $75,000. The total gain on the disposal was $55,200.

Other Noncash Charges.   Depreciation and amortization expenses increased from $6,850,478 during the fiscal year ended September 30, 2009 to $7,227,277 during the fiscal year ended September 30, 2010. The dollar increase in depreciation and amortization is associated with additional equipment deployed, including HD upgrade equipment and other intangible assets that were acquired over prior periods. Interest expense during the year ended September 30, 2010 and 2009 included noncash charges of $320,594 and $287,261, respectively, for the amortization of deferred finance costs and debt discount.

Other Income, Net. During the year ended September 30, 2010, interest expense increased to $2,509,368, from interest expense of $1,919,184 for the year ended September 30, 2009, due mainly to increased Credit Facility borrowing. During the year ended September 30, 2009, interest expense was lower primarily as a result of the sale of subscribers to CSC Holdings, Inc. and the corresponding receipts of $5,766,000, which were used to lower the Credit Facility and related interest expense.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2010 and 2009, the Company recorded net losses of $8,366,828 and $919,981, respectively. The Company had positive cash flow from operating activities of $305,127 and $3,533,641 during the years ended September 30, 2010 and 2009, respectively. However, the cause for higher positive cash flow from operating activities for the year ended September 30, 2009 was primarily a result of (i) an additional $2,458,340 in DIRECTV HD upgrade subsidy (with no appreciable associated expense) than the year ended September 30, 2010, and (ii) the gain from the sale of subscribers and related property and equipment to CSC Holdings of $5,038,839. At September 30, 2010, the Company had an accumulated deficit of $60,951,204.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. As of September 30, 2010, the Company has borrowed a total of $23,181,825 under the Credit Facility, which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and noncash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.  As of September 30, 2010, $6,818,175 remains available for borrowing under the Credit Facility, however, the Company currently does not meet the EBITDA covenant described above to access the Credit Facility above $25 million.

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

The Credit Facility also includes certain events of default, including nonpayment of obligations, bankruptcy, change of control and certain financial covenants. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

The Company did not incur or record a provision for income taxes for the years ended September 30, 2010 and 2009 due to the net loss and the utilization of the Company’s net operating loss carryforward. This net operating loss carryforward expires on various dates through 2030; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but can not assure, that the combination of revenues, expected revenue increases and the remaining available balance under the Credit Facility at least up to $25 million will provide it with the needed funds to maintain operations through September 30, 2011. Should the Company begin to accelerate subscriber growth, it will have to achieve the EBITDA covenant to access the remainder of the Credit Facility up to $30 million, rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

Cash Position.  At September 30, 2010 and 2009, the Company had cash and cash equivalents of $324,524 and $688,335, respectively. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the year ended September 30, 2010, the Company increased the amount borrowed against the Credit Facility by $7,058,354. As of September 30, 2010, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility up to at least $25 million will provide it with the needed funds to maintain operations at least through September 30, 2011.

Operating Activities.  Company operations provided net cash of $305,127 and $3,533,641 for the years ended September 30, 2010 and 2009, respectively.

Net cash provided by operations for the year ended September 30, 2010 included a decrease in accounts receivables of $283,361, an increase in prepaid expenses of $26,878, an increase in accounts payable and accrued liabilities of $650,533 and a decrease in deferred revenue of $252,712.

Net cash provided by operations for the year ended September 30, 2009 included a decrease in accounts and other receivables of $755,881, primarily from the receipt of CSC Holdings sale proceeds from escrow, an increase in prepaid expenses of $98,772, an increase in accounts payable and accrued liabilities of $931,782 and an increase in deferred revenue of $141,829.

The Company’s net losses of $8,366,828 and $919,981 for the years ended September 30, 2010 and 2009, respectively, are inclusive of net noncash charges associated primarily with depreciation and amortization, stock options and warrants, and other non-cash charges totaling $7,973,062 and $7,745,120 for the respective periods.

Investing Activities. During the year ended September 30, 2010, the Company purchased $6,687,200 of equipment relating to subscriber additions and HD upgrades for the fiscal year and to be used for future periods.  During the year end September 30, 2010, the Company paid $853,667 for the acquisition of intangible assets and related fees. During the year ended September 30, 2010, the Company received $5,000 in proceeds on the disposal of equipment.

During the year ended September 30, 2009, the Company purchased $6,893,767 of equipment relating to subscriber additions and HD Platform upgrades for the fiscal year and to be used for future periods. During the year ended September 30, 2009, the Company received $5,703,500 in proceeds, net of costs of $62,500, for the sale of subscribers and related property and equipment to CSC Holdings, and $90,000 in proceeds for the sale of equipment to properties at the end of access agreements. Additionally, the Company paid $813,953 for the acquisition of intangible assets and related fees.

Financing Activities.  During the year ended September 30, 2010, the Company incurred $200,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $7,058,354. Equity financing activity provided $8,575 from 2,719 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

During the year ended September 30, 2009, the Company used $62,721 for the repayment of certain notes payable and capital lease obligations. Equity financing activity provided $15,599 from 6,333 shares of common stock purchased by employees through the Employee Stock Purchase Plan. Additionally, during the year ended September 30, 2009, the Company incurred $150,000 in deferred finance costs and lowered the amount borrowed through the Credit Facility by $728,496. The Company also repurchased 17,442 shares of its common stock at an aggregate cost of $68,324.

Working Capital.  The Company had negative working capital of $2,714,130 and $1,209,045 as of September 30, 2010 and 2009, respectively. The Credit Facility provided $7,058,354 in proceeds towards working capital for the year ended September 30, 2010, and the Company lowered the amount borrowed through the Credit Facility by $728,496 for the year ended September 30, 2009. To minimize the draw on the Credit Facility, the Company expects to be at neutral or slightly negative working capital. The Company believes, but can not assure, that it will have sufficient funds to meet current operating activity obligations through current revenue levels, expected revenue growth, cost cutting, and the funds available through the Credit Facility at least up to $25 million, to maintain operation through September 30, 2011.  Should the Company accelerate growth, it will have to achieve the EBITDA covenant to access the remainder of the Credit Facility up to $30 million, rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

Capital Commitments and Contingencies.    The Company has access agreements with the owners of MDU properties to supply satellite television and Internet systems and services to the residents of those properties. However, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements.  The Company believes, but can not assure, that it has sufficient liquidity to fund current levels of operating expenses.  However, the Company will need additional funds or financings to sustain an increasing rate of growth.  To fund future organic growth and acquisitions, the Company has been and will continue to (i) work to achieve the EBITDA covenant that would allow it access to the Credit Facility above $25 million, (ii) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (iii) accelerate deployments and growth under the DIRECTV CapEx Program which does not require significant capital, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets.  The Company has executed a term sheet for a combined debt and equity financing of up to $10.25 million with the net proceeds to be used for a certain acquisition should such acquisition terms be reached.  There is no assurance that the Company will be successful in closing this financing or any of the other above directives.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITTMENTS

As of September 30, 2010, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Operating leases	$863,355	$375,993	$487,362	$
Credit line borrowing	23,181,825	-	23,181,825		—
Total contractual obligations	$24,045,180	$375,993	$23,669,187		$—

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

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the HD upgrade of the property and subscribers are complete. This subsidy is treated as revenue, similar to the “activation fee” referenced above, except that the entire amount of the subsidy is recognized immediately. However, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV for properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for properties that the Company acquires from ATTVS. The letter agreement contains the three year minimum retention period described above. For those ATTVS properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.  Through the year ended September 30, 2010, every property acquired from ATTVS that the Company has completed the HD upgrade has had a minimum term of three years.

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

For purposes of determining the fair values of options and warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended September 30, 2010 and 2009:

	2010	2009
Expected volatility	37%	27%
Risk-free interest rate	2.20%	2.80%
Expected years of option life	1 to 4.1	1 to 4.1
Expected dividends	0%	0%

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

Valuation of deferred tax assets:

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offsets its net deferred tax assets by an equivalent valuation allowance as of September 30, 2010 and 2009.

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

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2010 that will become effective in subsequent periods, however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2010 and 2009, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Off Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Roseland, New Jersey
December 21, 2010

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2010 and 2009

	September 30, 2010	September 30, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$324,524	$688,335
Accounts receivable - trade, net of an allowance of $913,786 and $592,275	1,470,401	2,071,331
Prepaid expenses and deposits	645,719	645,802
TOTAL CURRENT ASSETS	2,440,644	3,405,468

Telecommunications equipment inventory	843,082	781,916
Property and equipment, net of accumulated depreciation of $28,240,886 and $22,071,379	22,696,096	22,139,769
Intangible assets, net of accumulated amortization of $7,417,568 and $6,445,203	2,470,875	2,638,683
Deposits, net of current portion	64,450	65,489
Deferred finance costs, net of accumulated amortization of $934,449 and $658,146	339,000	415,303
TOTAL ASSETS	$28,854,147	$29,446,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,698,920	$2,079,925
Other accrued liabilities	1,793,951	1,718,170
Current portion of deferred revenue	661,903	816,418
TOTAL CURRENT LIABILITIES	5,154,774	4,614,513

Deferred revenue, net of current portion	186,021	284,218
Credit line borrowing, net of debt discount	23,060,026	15,957,381
TOTAL LIABILITIES	28,400,821	20,856,112

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 70,000,000 shares authorized, 5,395,717 and 5,349,731 shares issued and 5,378,275 and 5,332,288 outstanding	5,396	5,350
Additional paid-in capital	61,467,458	61,237,866
Accumulated deficit	(60,951,204)	(52,584,376)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY	453,326	8,590,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,854,147	$29,446,628

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2010 and 2009

	Years ended September 30,
	2010	2009

REVENUE	$25,933,135	$24,753,128

OPERATING EXPENSES
Direct costs	12,117,211	10,283,422
Sales expenses	2,082,219	1,417,443
Customer service and operating expenses	5,882,934	5,997,854
General and administrative expenses	4,481,347	4,310,859
Depreciation and amortization	7,227,277	6,850,478
Gain on sale of customers and plant and equipment	—	(5,104,673)
TOTALS	31,790,988	23,755,383

OPERATING INCOME (LOSS)	(5,857,853)	997,745

Other income (expense)
Interest income	393	1,458
Interest expense	(2,509,368)	(1,919,184)
NET LOSS	$(8,366,828)	$(919,981)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.56)	$(0.17)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,365,632	5,278,563

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended September 30, 2010 and 2009

	Common stock		Treasury stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, October 1, 2008	5,200,547	$5,201	-	$-	$60,811,425	$(51,664,395)	$9,152,231
Issuance of common stock through Employee Stock Purchase Plan	9,133	9			55,985		55,994
Issuance of common stock for employee bonuses	76,271	76			132,524		132,600
Issuance of restricted common stock for employee bonuses	27,207	27			46,226		46,253
Issuance of common stock for compensation for services rendered	13,785	14			37,206		37,220
Issuance of restricted common stock for compensation for services rendered	15,000	15			59,385		59,400
Exercise of warrants (cashless)	3,750	4			(4)		—
Issuance of common stock as a result of exercise of options	4,038	4			2,218		2,222
Share-based compensation - employees					92,901		92,901
Treasury stock acquired			(17,442)	(68,324)			(68,324)
Net loss						(919,981)	(919,981)
Balance, October 1, 2009	5,349,731	5,350	(17,442)	(68,324)	61,237,866	(52,584,376)	8,590,516
Issuance of common stock through Employee Stock Purchase Plan	2,719	3			10,078		10,081
Issuance of common stock for employee bonuses	40,291	40			153,066		153,106
Issuance of restricted common stock for compensation for services rendered	2,976	3			11,307		11,310
Share-based compensation - employees					55,141		55,141
Net loss						(8,366,828)	(8,366,828)
Balance, September 30, 2010	5,395,717	$5,396	(17,442)	$(68,324)	$61,467,458	$(60,951,204)	$453,326

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2010 and 2009

.	Years ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(8,366,828)	$(919,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt provision	317,569	210,612
Depreciation and amortization	7,227,277	6,850,478
Share-based compensation expense - employees	55,141	92,901
Charge to interest expense for amortization of deferred finance costs and debt discount	320,594	287,261
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	24,481	34,075
Compensation expense for issuance of common stock for employee bonuses	—	28,070
Compensation expense for issuance of common stock for employee services	—	2,720
Compensation expense for issuance of restricted common stock	28,000	51,530
Compensation expense accrued to be settled through the issuance of common stock	—	187,473
Gain on sale of customers and property and equipment	—	(5,104,673)
Loss on write-off of property and equipment	44,589	82,455
Changes in operating assets and liabilities:
Accounts receivable	283,361	755,881
Prepaid expenses and deposits	(26,878)	(98,772)
Accounts payable	618,995	496,573
Other accrued liabilities	31,538	435,209
Deferred revenue	(252,712)	141,829
Net cash provided by operating activities	305,127	3,533,641
INVESTING ACTIVITIES
Purchase of property and equipment	(6,687,200)	(6,893,767)
Proceeds from the sale and disposal of customers and property and equipment	5,000	5,793,500
Acquisition of intangible assets	(853,667)	(813,953)
Net cash used in investing activities	(7,535,867)	(1,914,220)
FINANCING ACTIVITIES
Net proceeds from (repayments of) Credit Facility borrowing	7,058,354	(728,496)
Deferred financing costs	(200,000)	(150,000)
Purchase of treasury stock	—	(68,324)
Payments of notes payable	—	(50,290)
Proceeds from purchase of common stock through Employee Stock Purchase Plan	8,575	15,599
Proceeds from options exercised	—	2,222
Payments of capital lease obligations	—	(12,431)
Net cash provided by (used in) financing activities	6,866,929	(991,720)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(363,811)	627,701
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	688,335	60,634
CASH AND CASH EQUIVALENTS, END OF YEAR	$324,524	$688,335

	Years ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 1,200 shares of common stock for accrued compensation	$—	$3,600

Issuance of 40,291 and 88,445 shares of common stock for employee bonuses	$130,121	$150,783

Issuance of 2,976 shares of restricted common stock for services rendered	$11,310	$—

Issuance of 7,000 shares of restricted common stock for services to be rendered	$—	$28,000

Issuance of 13,785 shares of common stock for services rendered	$—	$37,220

Accrued purchase of equipment not yet paid	$185,684	$9,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,125,637	$1,656,947

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.                   BUSINESS

MDU Communications International, Inc. and its subsidiaries (the “Company”) provide delivery of digital satellite television programming, high-speed (broadband) Internet and Voice over Internet Protocol (“VoIP”) services to residents of multi-dwelling unit properties (“MDUs”) such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $8.4 million, an accumulated deficit of $61 million and a working capital deficit of approximately $2.7 million at and for the year ended September 30, 2010.  Additionally, the Company is currently unable to access its Credit Facility above $25 million.

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility, management believes, but cannot assure, that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through September 30, 2011. The Company’s current planned cash requirements for fiscal 2011 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue.

Although the Company believes that it has sufficient liquidity to maintain existing operations, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future through equity or debt financings and/or the sale of certain assets. If any such activities were to become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

Additionally, the Company's funding of its capital commitments that contemplate growth will be dependent upon the Company’s ability to (i) achieve the EBITDA covenant to access the Credit Facility above $25 million, (ii) raise additional funds through private placements of equity or debt securities, (iii) enter into material acquisitions that are accretive to EBITDA (as adjusted) utilizing debt and/or Company equity, (iv) accelerate deployment and growth under the DIRECTV CapEx Program that significantly decreases the Company’s capital requirements, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets. The Company has been and will continue to pursue these above opportunities to fund current and future growth, however, there is no assurance that the Company will be successful in these directives.

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

Principles of Consolidation

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly-owned subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All inter-company balances and transactions are eliminated.

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

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue for satellite programming and other services to customers in the period the related services are provided and the amount of revenue is determinable and collection is reasonably assured.

The Company offers installation services to building owners and managers for the construction of wiring and installation of equipment to allow for telecommunications services, including the sale of related equipment. Revenue from the sale of equipment is recognized when title transfers, and installation revenue is recognized in the period that the services are performed, the amount of revenue is determinable and collection is reasonably assured.

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

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the HD upgrade of the property and subscribers are complete. This subsidy is treated as revenue; however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV for properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for properties that the Company acquires from AT&T Video Services, Inc. (“ATTVS”). The letter agreement contains the three year minimum retention period described above. For those ATTVS properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.  Through the year ended September 30, 2010, every property acquired from ATTVS that the Company has completed the HD upgrade has had a minimum term of three years.

Deferred Revenue

The Company’s line item of deferred revenue primarily represents (i) payments by subscribers in advance of the delivery of services, and (ii) the commission (Individual Subscriber PPC) that DIRECTV pays the Company for obtaining subscribers with an annual commitment. The quarterly and annual advance payments made by some subscribers to the Company’s services (see (i) above) and the commissions paid to the Company from DIRECTV for certain DTH customers who sign an annual agreement (see (ii) above) are placed in the current portion of deferred revenue because such revenue is recognized within one year. The quarterly and annual advance payments are recognized in each month for which the payment is intended by the subscriber. The DIRECTV commissions are recognized equally over a twelve month period because DIRECTV has the ability to pro-rate a “charge-back” on the commission for any subscriber cancellation of an annual commitment during the first year of programming service.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Loss Per Common Share

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issueable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the years ended September 30, 2010 and 2009, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2010 and 2009, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the years ended September 30,
	2010	2009
Warrants	175,000	175,000
Options	227,600	217,750
Potentially dilutive common shares	402,600	392,750

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies (primarily Canadian dollars) are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2010 and 2009 and cumulative translation gains and losses as of September 30, 2010 and 2009 were not material.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less. The balances maintained in bank accounts may, at times, exceed Federally insured limits.  At September 30, 2010, cash balances in bank accounts that exceeded Federally insured limits amount to approximately $75,000.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Accounts receivable from DIRECTV (see Note 7) at September 30, 2010 and 2009, represented 27% and 38%, respectively, of total trade accounts receivable. Revenues realized directly from DIRECTV represented 25% and 31% of total revenues in the years ended September 30, 2010 and 2009, respectively.

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

Recently Adopted Accounting Standards

Business Combinations. The changes to accounting for business combinations are effective for the annual period beginning after December 15, 2008 and interim periods within those fiscal years. This guidance will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will have an impact on accounting for any business combinations occurring after fiscal year ended September 30, 2009. The Company will continue to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new business combination requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The adoption of Business Combinations did not have a material impact on the Company’s financial statements.

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

Codification.  The Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the new guidance for fiscal year 2009. All references to authoritative accounting literature are now referenced in accordance with the Codification.

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

Other Recently Issued and Not Yet Effective Accounting Standards

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

3.	ACCOUNTS RECEIVABLE

As of September 30, 2010 and 2009, accounts receivable, trade, net of allowances were $1,470,401 and $2,071,331, respectively.

During fiscal 2010 and 2009, the allowance for doubtful accounts was based on an internal analysis of current economic conditions and historical payment activity.

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

The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $31 million at September 30, 2010. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.  As of September 30, 2010, the Company has not met the required EBITDA to access the Credit Facility above $25 million.

As of September 30, 2010, the Company has borrowed a total of $23,181,825, which is reflected in the accompanying consolidated balance sheet, net of debt discount of $121,799. The outstanding principal is payable on June 30, 2013. As of September 30, 2010, $6,818,175 remains available for borrowing under the Credit Facility, subject to covenants described herein.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment.  In the three months ended December 31, 2009, the Company incurred an additional annual $50,000 deferred finance cost that is being amortized to interest expense using the straight-line method over a twelve month period ending in November 2010.  In the three months ended March 31, 2010, the Company incurred an additional annual $100,000 deferred finance cost that is being amortized to interest expense using the straight-line method over a twelve month period with $50,000 each ending in January 2011 and February 2011, respectively. In the three months ended September 30, 2010, the Company incurred an additional annual $50,000 deferred finance cost that is being amortized to interest expense using the straight-line method over a twelve month period ending in June 2011.

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

The Credit Facility also includes certain events of default, including failure to make payment, bankruptcy, change of control and certain financial covenants. Borrowings will generally be available subject to a borrowing base and to the accuracy of all representations and warranties, including the absence of a material adverse change and the absence of any default or event of default.

In connection with the initial Credit Facility, on October 1, 2006, the Company issued to FCC, LLC, d/b/a First Capital, a five-year warrant to purchase 47,619 shares of the Company's common stock at an exercise price of $8.20 per share, issued to Full Circle Funding, LP a five-year warrant to purchase 47,619 shares of the Company's common stock at an exercise price of $8.20 per share and issued to Morgan Joseph & Co. Inc., who acted as advisor and placement agent, a five-year warrant to purchase 4,762 shares of the Company’s common stock at an exercise price of $8.20 per share. The relative fair value of the warrants of $290,000, at the time of issuance, which was determined using the Black-Scholes option pricing model, was recorded as additional paid-in capital and as debt discount which is a reduction of the carrying value of the Credit Facility borrowing, and is being amortized using the interest method over the term of the related loan.

In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital a five year warrant to purchase 37,500 shares of the Company's common stock and issued to Full Circle Funding, LP a five year warrant to purchase 37,500 shares of the Company's common stock, both at an exercise price of $6.00 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement.

The warrants discussed above are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) a two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.   As of September 30, 2010, there has been no “demand” for registration pursuant to the Registration Rights Agreement.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Certificate of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2010 or 2009.

Stock-Based Compensation

The cost of stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company uses the Black-Scholes method of valuation for stock-based compensation. During the years ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense for employees of $55,141 and $92,901, respectively, which was included in general and administrative expenses.

The fair values of options granted during the years ended September 30, 2010 and 2009 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	2010	2009
Expected volatility	37%	27%
Risk-free interest rate	2.20%	2.80%
Expected years of option life	1 to 4.1	1 to 4.1
Expected dividends	0%	0%

During the year ended September 30, 2009, 13,785 shares of common stock were issued as compensation for services rendered for $37,220.  The entire $37,220 was accrued in the year ended in September 30, 2009, with such shares being issued during fiscal 2010. No shares of common stock were issued as compensation for services rendered during fiscal 2010.

Employee Stock Option Plan

The 2001 Stock Option Plan (“2001 Option Plan”) was approved by the stockholders at the Annual General Meeting in 2001 with a reservation of 560,000 shares of common stock, post reverse split. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the fiscal years ended September 30, 2010 and 2009:

	Number of shares	Weighted-average exercise price ($)
Options outstanding at October 1, 2008	200,444	9.40
Options granted (weighted average fair value of $0.05 per share)	82,750	2.00
Options cancelled/expired (1)	(61,406)	10.10
Options exercised (2)	(4,038)	2.90
Options outstanding at September 30, 2009 (6)	217,750	6.50
Options granted (3) (weighted average fair value of $0.13 per share)	62,850	4.00
Options cancelled/expired (4)	(53,000)	14.50
Options exercised	—	—
Options outstanding at September 30, 2010 (5) (6)	227,600	4.00
Options exercisable at September 30, 2010 (6)	156,539	4.50
Options available for issuance at September 30, 2010	576,302
__________________________

(1)
During the fiscal year ended September 30, 2009, (i) 34,000 options expired in the following increments, 10,000 options with an exercise price of $12.80 per share, 10,000 options with an exercise price of $6.50 per share, 4,000 options with an exercise price of $20.50 per share, and 10,000 options with an exercise price of $22.90 per share, (ii) 15,333 options were forfeited as a result of employees leaving the company, 5,667 options with an exercise price of $7.50, 5,778 options with an exercise price of $4.50, and 3,889 options with an exercise price of $2.00, and (iii) 12,073 options were surrendered with an exercise price of $3.30 as part of a cashless exercise of options. All expired, forfeited and surrendered stock options were returned for general use under the 2001 Stock Option Plan.

(2)
During fiscal year ended September 30, 2009, 1,111 options were exercised with an exercise price of $2.00 with proceeds of $2,222, and 2,927 options were exercised with an exercise price of $3.30 as part of a cashless exercise of options.

(3)	On December 28, 2009, the Board of Directors granted 62,850 five year options to 22 employees and 1 director from the 2001 Stock Option Plan at an exercise price of $4.00 per share.

(4)
During the fiscal year ended September 30, 2010, (i) certain employees forfeited back to the Company, without consideration, 23,000 stock options of which 12,500 had an exercise price of $13.50 per share and a fair market value of $12.50 per share, 2,500 had an exercise price of $7.50 per share and a fair market value of $3.80 per share, 1,500 had an exercise price of $4.50 per share and a fair market value of $1.10 per share, 5,000 had an exercise price of $4.00 per share and a fair market value of $1.30, and 1,500 had an exercise price of $2.00 per share and a fair market value of $0.50 per share. Of the 23,000 options, 17,873 options were vested and the entire fair market value of $168,629 in noncash expense had already been recognized in general and administrative expenses since issuance, (ii) a director forfeited back to the Company, without consideration, 10,000 vested stock options with an exercise price of $12.80 and a fair market value of $12.50 per share and the entire fair market value of $125,000 in noncash expense had already been recognized in general and administrative expenses since issuance, (iii) a prior member of the Board of Directors had 10,000 vested stock options expire with an exercise price of $18.30 per share and a fair market value of $11.80 and the entire fair market value of $118,000 in noncash expense had already been recognized in general and administrative expenses since issuance, and (iv) consultants had 10,000 vested stock options expire of which 7,500 had an exercise price of $25.10 per share and a fair market value of $9.30 per share and 2,500 had an exercise price $20.10 per share and a fair market value of $16.70 per share and the entire fair market value of $111,500 in noncash expense had already been recognized in general and administrative expense since issuance. All stock options were returned for general use under the 2001 Stock Option Plan.

(5)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2010 and 2009 was 2.8 and 2.4 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2010 and 2009 was $113,750 and $58,625, respectively. An additional charge of approximately $74,000 is expected to vest and be recognized subsequent to September 30, 2010 over a weighted average period of 17 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

(6)
Of the 227,600 option grants outstanding as of September 30, 2010, 71,061 options were unvested and are expected to vest. Of the 217,750 option grants outstanding as of September 30, 2009, 77,742 options were unvested.

Warrants to Purchase Common Stock

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2010 and 2009:

	Number of warrants outstanding	Weighted-average exercise price per share ($)
Outstanding at October 1, 2008	190,000	6.80
Issued	—	—
Cancelled/expired (1)	(11,250)	3.30
Exercised (2)	(3,750)	3.30
Outstanding at September 30, 2009	175,000	7.10
Issued	—	—
Cancelled/expired	—	—
Exercised	—	—
Outstanding at September 30, 2010	175,000	7.10
____________________________

(1)	During the year ended September 30, 2009, 11,250 warrants to purchase shares of common stock were surrendered at an exercise price of $3.30 as part of a cashless exercise of warrants.

(2)	During fiscal year ended September 30, 2009, 3,750 warrants were exercised with an exercise price of $3.30 as part of a cashless exercise of warrants.

Employee Stock Purchase Plan

In 2001, the Company established, and the stockholders approved, the 2001 Employee Stock Purchase Plan (the “2001 ESPP”) whereby certain employees (i) whose customary employment is greater than 20 hours per week, (ii) are employed for at least six consecutive months, and (iii) do not own five percent or more of any class of Company stock can participate in the 2001 ESPP and invest from one percent to fifty percent of their net pay, through payroll deduction, in Company common stock. In addition, participating employees can invest from one percent to one hundred percent of any Company bonus in Company common stock. Employees are limited to a maximum investment per calendar year of $25,000. Funds derived from the employee purchase of Company common stock under the 2001 ESPP can be used for general corporate purposes.

On April 23, 2009, the shareholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) to replace the 2001 ESPP (in all material respects identical to the 2001 ESPP) and reserved 150,000 shares of common stock, post reverse split. The 2009 ESPP shall terminate on April 23, 2016 or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the Board of Directors. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower.

During the year ended September 30, 2010, the Company issued to employees under the 2009 ESPP through payroll deductions, (i) 2,719 shares of common stock for $55,994 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) 40,291 shares of common stock for $130,131 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses, however, the $130,131 bonus amount was accrued in the year ended in September 30, 2009, but such shares were not issued until fiscal 2010. The Company recognized expense for the full discount for the 2,719 shares and the 40,291 shares of $1,506 and $22,975, respectively, for the year ended September 30, 2010.

During the year ended September 30, 2009, the Company issued to employees under the 2001 ESPP and 2009 ESPP through payroll deductions, (i) 9,133 shares for $55,994 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries, and (ii) 76,271 shares for $132,600 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses. Of the 76,271 shares issued for bonuses, 61,238 shares for $104,531 had been accrued in the year ended in September 30, 2008, but were not issued until fiscal 2009.

Restricted Stock

During the year ended September 30, 2010, the Company issued 2,976 shares of restricted common stock to an executive for services rendered in fiscal 2009 with a value of $11,310 based on the quoted market price at the grant date. The entire $11,310 amount was accrued in the year ended in September 30, 2009, but the shares were not issued until fiscal 2010.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2009 and into fiscal 2010. As a result, 12,000 shares of restricted stock were issued during the quarter ended June 30, 2009 with a fair value of $48,000 based on the quoted market price at the grant date to be recognized during the next twelve months, and as a result of the issuance, the Company recognized pro rata compensation expense of $28,000 for the year ended September 30, 2010 and $20,000 for the year ended September 30, 2009.

During the year ended September 30, 2009, the Company issued 3,000 shares of restricted common stock to an executive. As a result, the Company recognized $11,400 as compensation expense based on the quoted market price at the grant date.

During the year ended September 30, 2009, the Company issued 27,207 shares of restricted common stock to employees for $46,253 which was paid by the employees through the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued employee bonuses.  As a result, the Company recognized $46,253 as compensation expense based on the quoted market price at the grant date.  The entire 27,207 shares of restricted common stock for $46,253 had been accrued in the year ended in September 30, 2008, but were not issued until fiscal 2009.

Members of the Board of Directors were previously granted shares of restricted common stock as part of their approved compensation for Board service for fiscal 2008 and into fiscal 2009. As a result, 9,834 shares of restricted stock were issued during the year ended September 30, 2008 with a fair value of $38,734 based on the quoted market price at the grant date to be recognized during the next twelve months and, as a result of the issuance, the Company recognized compensation expense of $20,130 for the year ended September 30, 2009.

Treasury Stock

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period (subject to securities laws and other legal requirements), in open market transactions, up to an aggregate value of $1,000,000. There were no repurchases during the year ended September 30, 2010 and during the year ended September 30, 2009, the Company repurchased 17,442 shares of common stock at an aggregate cost of $68,324.

6.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2010 and through December 21, 2010, the date of this filing, the Company does have litigation in the normal course of business and it does not expect the outcome to have a material effect on the Company.

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

Operating Leases

The Company is obligated under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2013 to make future minimum rental payments in each of the years subsequent to September 30, 2010 as summarized in the following table:

Year ending September 30,	Minimal Rental Payments
2011	$375,993
2012	323,369
2013	163,993
Total minimum payments	$863,355

Rent expense under all operating leases amounted to $442,041 and $439,842, respectively, for the years ended September 30, 2010 and 2009.

7.	STRATEGIC ALLIANCE WITH DIRECTV

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

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes an HD upgrade on certain of the Company’s properties. To receive this subsidy, the Company is required to submit an invoice to DIRECTV within thirty (30) days after the HD upgrade of the property and subscribers are complete. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV for properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for properties that the Company acquires from ATTVS. The letter agreement contains the three year minimum retention period described above. For those ATTVS properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.  Through the year ended September 30, 2010, every property acquired from ATTVS that the Company has completed the HD upgrade has had a minimum term of three years.

8.	GAIN OR LOSS ON SALE OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

There was no gain on sale of customers and plant and equipment for the year ended September 30, 2010.

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

9.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

During the year ended September 30, 2010, the Company acquired assets in multiple properties containing 24,462 units for the amount of $1,322,360 and related fees of $10,750, representing fixed assets and intangible assets, inclusive of access agreements. During the year ended September 30, 2009, the Company acquired assets in multiple properties containing 10,705 units in the amount of $1,296,479, representing inventory, fixed assets and intangible assets, inclusive of access agreements.

The acquisition costs of all acquired access agreements and equipment for the years ended September 30, 2010 and 2009 were allocated to the fair value of the assets acquired, as set forth below:

	September 30,
	2010	2009
Property and equipment	$479,443	$438,791
Inventory	—	43,735
Amortizable intangible assets	853,667	813,953
Total acquisition cost of all acquired access agreements and equipment	$1,333,110	$1,296,479

10.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2010	2009
Telecommunications equipment, installed	$49,058,316	$42,443,115
Computer equipment	1,345,325	1,264,386
Furniture and fixtures	264,212	257,548
Leasehold improvements	193,480	178,169
Other	75,649	67,930
	50,936,982	44,211,148
Less: Accumulated depreciation	(28,240,886)	(22,071,379)
Totals	$22,696,096	$22,139,769

Depreciation expense amounted to $6,221,850 and $5,690,670 for the years ended September 30, 2010 and 2009, respectively.

11.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:
	September 30,
	2010	2009
Property access agreements, including subscriber lists	$9,888,443	$9,083,886
Less: Accumulated amortization	(7,417,568)	(6,445,203)
Totals	$2,470,875	$2,638,683

Amortization expense amounted to $1,005,427 and $1,159,808 for the years ended September 30, 2010 and 2009, respectively. Amortization of intangibles in the years subsequent to September 30, 2010 is as follows:

Year	Amortization Amount
2011	$982,688
2012	767,991
2013	366,788
2014	305,469
2015	47,939
Total	$2,470,875

12.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30,
	2010	2009
Accrued costs and expenses:
Equipment purchases	$185,684	$9,525
Employee stock purchases and employee compensation payable in common stock	50,887	188,148
Subcontractors maintenance and installation	480,789	31,403
Programming cost	74,017	3,558
Professional fees	224,083	240,702
Wages	146,849	592,928
Acquisition balance due	373,582	531,257
Sales, use and franchise tax	187,319	39,685
Other	70,741	80,964
Totals	$1,793,951	$1,718,170

13.	INCOME TAXES

The Company had pre-tax losses but did not record any benefits for Federal or other income taxes for the years ended September 30, 2010 and 2009. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax benefits because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has had to take valuation reserves against those potential benefits as shown below.

 As of September 30, 2010 and 2009, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	September 30,
	2010	2009
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$20,644,000	$17,363,000
Canada	214,000	279,000
Tax benefit for nonqualified stock options	—	11,000
Other	370,000	252,000
Totals	21,228,000	17,905,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(2,807,000)	(2,841,000)
Net deferred tax assets	18,421,000	15,064,000
Less valuation allowance	(18,421,000)	(15,064,000)
Totals	$-	$-

At September 30, 2010 and 2009, the Company had net operating loss carryforwards of approximately $51,613,000 and $43,408,000, respectively, available to reduce future Federal and state taxable income and net operating loss carryforwards of approximately $471,000 and $612,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2010, the Federal tax loss carryforwards will expire from 2011 through 2030 and the Canadian tax loss carry forwards will expire from 2011 through 2016. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

Income Taxes – Uncertainty.  Effective October 1, 2007, the Company adopted the requirements in Accounting for Uncertainty in Income Taxes recognized in an enterprise’s financial statements which prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company maintains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The standards also provide guidance on de-recognition, classification, interest and penalties, and other matters. Interest and penalties, if any, would be included in the income tax provision. The adoption did not have a material effect on the financial statements.  The tax years 2007 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities for the year ended September 30, 2010 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the year ended September 30, 2010 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

15.	RELATED PARTY TRANSACTIONS

On October 15, 2006, the Company entered into a consulting agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The consulting agreement is a month to month agreement with a monthly payment required initially of $5,000, which increased to $7,500 as of April 2008, and then decreased to $3,500 per month as of July 2009.  During the year ended September 30, 2010, the Company paid Howard Interests $42,000.

16.	SUBSEQUENT EVENTS

On October 13, 2010, the Company issued 1,865 shares of common stock to employees from the 2009 Employee Stock Purchase Plan for $4,475, which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries through September 30, 2010.

On November 10, 2010, the Company executed the DIRECTV CapEx Agreement, which allows the Company to leverage its existing infrastructure to provide services to DIRECTV for deployments to certain multi-family properties identified by the Company, but where DIRECTV funds a majority of the capital costs and becomes a party to the right of entry agreement.

On November 15, 2010, the Company closed, pursuant to the ATTVS December 2, 2009 Purchase Agreement, an additional 4,325 subscribers in 59 properties with 16,100 wired units. These subscribers were transitioned to Company services on December 16, 2010.

On November 17, 2010, the Board granted 5,000 stock options from the 2001 Stock Option Plan each to two employees at an exercise price of $3.00 per share.

On December 9, 2010, the Board of Directors of the Company effected a 1-for-10 reverse stock split and a reduction in the number of authorized shares of common stock from 70 million to 35 million shares. The filing of an amendment to the Company’s Certificate of Incorporation gave effect to these corporate actions on December 9, 2010. This change in capital structure occurred after the fiscal year ended September 30, 2010, but prior to the release of the financial statements. Consequently, the Company has given retroactive effect to the change in capital structure in the consolidated financial statements and notes thereto by adjusting all common stock share references to reflect the 1-for-10 reverse split. Trading of the Company’s common stock on the Over-the-Counter Bulletin Board on a reverse split basis commenced on December 14, 2010.

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

As of September 30, 2010 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2010. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and the narrative below sets forth the information concerning the Company’s directors and officers for the fiscal year ended September 30, 2010:

Directors and Executive Officers	Age	Position(s)
Sheldon Nelson	49	President, CEO, CFO, Director
J.E. “Ted” Boyle	63	Director, Chairman of the Board
Carolyn Howard	47	Director
Richard Newman	58	Director
Patrick Cunningham	42	Vice President, Sales and Marketing
Brad Holmstrom	45	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	62	Vice President, Finance and Administration

Sheldon B. Nelson, 49, has served as President and Chief Executive Officer of the Company and a member of the Board of Directors, including a term as Chairman, since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence. Mr. Nelson also sits on the board of Diamcor Mining, Inc. Mr. Nelson is not involved in any material legal proceedings.

John Edward "Ted" Boyle, 63, joined the Board of Directors in May of 2000. He is currently the President of G2W Solutions Inc. (GWIR:OTCBB), a satellite network service provider to the horse race and gaming industry. In 2006 and 2007, Mr. Boyle oversaw the launch of cable VoIP telephony at Cable Bahamas in Nassau. From 2002 until 2006 he worked for 180 Connect Inc., North America's largest cable and satellite installation and service contractor, and was the president of their $50M per annum cable division.  From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the MMDS wireless cable television provider for Sri Lanka. From 1996 -1997 Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada's first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). As the founding officer of Regional Cablesystems at Cancom, and later as Vice-President of Market Development at Regional, he led the licensing and construction, or acquisition, of over 1000 Canadian and American cable systems. Mr. Boyle was a member of the boards of Rystar Inc. from March 1998 to January 2000, of Urban Networks, Inc. from November 2008 to April 2009, and of Impulse Media Inc. from September 2001 to May 2002. In addition to MDU Communications, he currently sits on the Board of Asian Television Network (SAT-TSX-V). Mr. Boyle is not involved in any material legal proceedings.

Carolyn C. Howard, 47, was elected to the Board of Directors in July 2005 and is serving on the Company’s Audit Committee as the independent financial expert .  Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager.  She has held positions in banking with a focus on Fannie Mae/Freddie Mac lending.  She has managed positions with securities firms trading and covering institutional accounts.  In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies.  In 1997, she facilitated the sale of that company to Vermont Pure Springs, Inc., a publicly traded company.  Ms. Howard also sits on the board and chairs the audit committee of Video Display Corporation (VIDE), a publicly traded company.  Ms. Howard studied accounting and finance at both New Hampshire College and Franklin Pierce University.  Presently she serves as President to the Jaffrey Gilmore Foundation and Board Chair to the Sharon Arts Center, both non-profit educational and art organizations in New Hampshire. Ms. Howard is not involved in any material legal proceedings.

Richard Newman, 59, joined the Board of Directors in December 2007 and resides in New York City.  He is currently a Managing Partner of Atlantis Associates, a private equity firm he founded, that is mainly focused on business services, manufacturing, education and media investment opportunities.  Previously, he was Managing Director at Andlinger & Co., a private equity firm with investments in media, business services, and manufacturing.  Prior to joining Andlinger, Mr. Newman was a Managing Director at East Wind Advisors, a boutique investment banking firm and a partner at Hart Capital, a private equity firm.  In addition to the experience noted above, Mr. Newman has 20 years of experience in financial advisory and operating roles for both profitable and financially-challenged corporations.  He holds an MBA from the Stanford University Graduate School of Business, an MA from the Stanford University School of Education and a BA from Brown University. Mr. Newman is not involved in any material legal proceedings.

Patrick Cunningham, Vice President of Sales and Marketing, 42, has been a Vice President with the Company since 2000.  He has over fifteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary, 45, has been with the Company since 2000. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of the law firm Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration, 62, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability and has assisted in the implementation of operational strategies that support business development and financial objectives.

Code of Ethics. The Company has adopted a Code of Ethics that applies to all upper management, officers and directors of the Company. A copy of the Company’s Code of Ethics is posted on the Company’s website.

Board of Directors Meeting and Committees. All Board members are expected to attend the Company’s Annual Meeting of Stockholders and to attend 75% of all regular Board and committee meetings. All of the then-current Board members attended the 2010 Annual Meeting of Stockholders. During the fiscal year ended September 30, 2010, there were four regularly scheduled meetings and four additional conference calls of the Board of Directors. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which the director served. The Board of Directors has three standing committees; the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

Current members of the Audit Committee include Mr. Newman (Chair) and Ms. Howard. Ms. Howard qualifies as an "audit committee financial expert" as defined by the Securities and Exchange Commission (“SEC”). All members of the Audit Committee are “independent” as defined by Rule 4200 of the National Association of Securities Dealers (“NASD”). Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The Audit Committee met four times during the fiscal year ended September 30, 2010 for approval and filing of the Company's reports and other matters.

Compensation Committee.    The Board of Directors has adopted a charter governing the duties and responsibilities of the Compensation Committee. The principal functions of the Compensation Committee include:

•	reviewing and making recommendations to the Board of Directors regarding all forms of salary, bonus and stock compensation provided to executive officers;

•	the long-term strategy for employee compensation, including the types of stock and other compensation plans to be used by the Company; and

•	overseeing the overall administration of the Company’s equity-based compensation plans.

Current members of the Compensation Committee include Mr. Boyle (Chair) and Mr. Newman. All members of the Compensation Committee are "independent” as defined by Rule 4200 of the NASD. Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers of such entities. None of the Company’s executive officers have served as members of a compensation committee or as a director of any other entity that has an executive officer serving on the Compensation Committee of our Board of Directors or as a member of our Board of Directors. The Compensation Committee met once during fiscal 2010.

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

The Corporate Governance and Nominating Committee considers these and other criteria to evaluate potential nominees and does not evaluate proposed nominees differently depending upon who has made the proposal. The Company does not currently evaluate a potential nominee on the basis of diversity. To date, the Company has not paid any third-party fees to assist in this process.

The Corporate Governance and Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of those proposals. If a stockholder wishes to suggest a candidate for director consideration, the stockholder should send the name of the recommended candidate, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of Company stock, to the attention of the Corporate Secretary, 60-D Commerce Way, Totowa, NJ 07512 at least five months prior to the 2011 Annual Meeting of Stockholders to ensure time for meaningful consideration.

Current members of the Corporate Governance and Nominating Committee are Ms. Howard (Chair), Mr. Boyle and Mr. Nelson. All members of the Corporate Governance and Nominating Committee, except Mr. Nelson, are "independent” as defined by Rule 4200 of the NASD. Additionally, each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, both with the exception of Mr. Nelson. The Corporate Governance and Nominating Committee met once during fiscal 2010.

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

Directors may also receive grants of restricted stock as additional compensation.  Mr. Boyle was granted 4,000 shares of restricted common stock for his service from May 2005 through May 2007. Mr. Boyle and Ms. Howard were each granted 2,000 shares of restricted common stock for their service from May 2007 through May 2008. Mr. Newman was granted 2,000 shares of restricted common stock for his service from December 2007 through December 2008. Mr. Boyle and Ms. Howard were granted 3,000 shares of restricted common stock for their service from May 2008 through May 2009 and Mr. Newman was granted 1,834 shares of restricted common stock for his service from December 2008 through May 2009. In June of 2009, Mr. Boyle, Ms. Howard, Mr. Newman and Mr. Wiberg were each granted 3,000 shares of restricted common stock for their service from May 2009 through May 2010. As of September 30, 2010, no grants of restricted common stock for the service period June 2010 through June 2011 have yet been issued.

The table below sets forth, for each non-employee director, the amount of cash compensation paid and the number of stock options or shares of common stock received for his or her service during fiscal 2010:

Non-Employee Director	Fiscal Year	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (2)	Option Awards ($) (1)	Non- Equity Incentive Plan Comp. ($)	Non- Qualified Deferred Earnings	All Other Comp. ($)	Total ($)
J.E. “Ted” Boyle	2010	22,000	-	6,500	-	-	-	28,500
	2009	29,000	18,075	-	-	-		47,075

Carolyn Howard	2010	22,000	-	-	-	-	-	22,000
	2009	26,000	18,075	-	-	-		44,075

Richard Newman	2010	22,000	-	-	-	-	-	22,000
	2009	28,000	18,075	-	-	-		46,075

James Wiberg(3)	2010	19,000	-	-	-	-	-	19,000
	2009	8,000	12,000	-	-	-	-	20,000
_____________________

(1)
Represents the dollar amount recognized for financial statement reporting purposes, in accordance with share based compensation. Assumptions used in the calculation of this amount are included in Note 5 to our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. The Board will not realize the value of these awards in cash unless and until these awards vest, are exercised and the underlying shares subsequently sold.

(2)
No grants of restricted common stock or chairperson fees have yet been issued for Board service for fiscal 2010 through fiscal 2011. Grants of restricted common stock for fiscal 2009 included a one-time bonus for the 2008 completed sale of subscribers to CSC Holdings in the amount of $6,075 each to Ms. Howard and Messers. Boyle and Neuman.

(3)	Mr. Wiberg was not re-elected to the Board as of June 10, 2010.

Item 11.	Executive Compensation

Overview.  The Compensation Committee has responsibility for establishing, monitoring and implementing the Company’s compensation program. The Compensation Committee designs its policies to attract, retain and motivate highly qualified executives. It compensates executive officers (Mr. Sheldon Nelson, Mr. Patrick Cunningham, Mr. Brad Holmstrom and Mr. Carmen Ragusa, Jr. (collectively, “Executives”)) through a combination of base salary, incentive bonus payments and stock options and grants, designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders.

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

Role of the President / Chief Executive Officer in Compensation Decisions.  The President/CEO is required to provide to the Compensation Committee annual reviews of the performance of each Executive, other than himself. The Committee considers these evaluations and the recommendations of the President/CEO in determining adjustments to base salaries, bonus and equity incentive awards for the Executives. The Compensation Committee considers the President/CEO’s recommendations regarding the compensation of Executives and a number of qualitative and quantitative factors, including the Company’s performance during the fiscal year and rates of compensation for similar public and private companies. The Compensation Committee itself reviews the performance of the President/CEO.

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

Employment Agreements. The Company has previously entered into Management Employment Agreements with each of the Executives described below:

Sheldon Nelson. The Company has a Management Employment Agreement with its President/Chief Executive Officer Sheldon Nelson, with a current annual salary of $275,000 terminable by the Company upon four (4) weeks notice and a termination payment equal to twenty four (24) months salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to thirty-six (36) months salary.

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

Short-Term Compensation.

Base Salary. Base salary is negotiated into each Executive’s Management Employment Agreement. Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices. At the end of the year, the President/CEO evaluates the Executive’s performance in light of Company objectives. Base salary compensates each Executive for the primary responsibilities of his position and level of experience and is set at levels that the Company believes enables it to attract and retain talent.

Management Incentive Bonus Plan. The Company utilizes quarterly and annual bonuses as an incentive to promote achievement of individual and Company performance goals. Bonus awards are determined and based primarily on Company performance and secondarily on individual performance. Company performance is determined at the end of the year (or quarter) based on actual business results compared to preset business objectives, annual financial performance goals and strategic performance initiatives.  The Compensation Committee may also take into account additional considerations that it deems fundamental.

Under the 2010 Management Incentive Bonus Plan, Executives could earn an equivalent amount of up to 35% of their annual salary (100% for the President/CEO) payable in Company common stock. The Compensation Committee reserves the right to award additional bonuses for extraordinary events related to performance during the year. The Bonus Plan is based and paid in accordance with the achievement of the business and operating goals of the Company, both quantitative and qualitative, as determined by the Compensation Committee. Quantitative goals are based on criteria such as subscriber growth, revenue growth, EBITDA growth, acquisition cost containment, upgrade completion and borrowing base capacity. This portion of the bonus is paid quarterly and based on a percentage of salary, 3% percent for each fiscal quarter for a total maximum quantitative bonus of 12% of salary. The qualitative bonus is worth up to 23% of the Executive’s base salary and is awarded at the year end. Current year qualitative performance criteria include HDTV property upgrade fulfillment, penetration rate increases, current property renewal success, accretive asset acquisitions, and other metrics such as strategic partner initiatives.  With respect to the President/CEO, similar quantitative and qualitative criteria apply with a 50% allocation for quantitative results and 50% for qualitative performance.

For fiscal 2010, the Compensation Committee met in December and reviewed Executive performance against performance goals using the fiscal 2010 actual results and the criteria set forth above. The Compensation Committee also took into consideration the President/CEO’s statement that he would decline up to 75% of any granted bonus for fiscal 2010. The Compensation Committee relied to a large extent on the President/CEO’s evaluations of each Executive’s performance. The Compensation Committee itself reviewed the performance of the President/CEO. The Compensation Committee did not award Executives the full annual incentive bonus, since only certain of the pre-established targets were met. The 2010 Management Incentive Bonus Plan payouts and the percentage of target opportunity for the President/CEO and top three highly compensated Executives earned for fiscal 2009 are set forth below:

•
Mr. Nelson received a bonus of $23,718 (net of bonus forfeiture of $71,156), which represented 34.5% of the 100% target potential opportunity less a 75% forfeiture, paid in shares of Company common stock.

•	Mr. Cunningham received a bonus of $17,010, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

•	Mr. Ragusa received a bonus of $15,840, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

•	Mr. Holmstrom received a bonus of $15,750, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

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

Pursuant to the Management Employment Agreements mentioned above, Executives are entitled to receive stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock options vest based on an Executive’s continued employment with the Company over a period of three years. In fiscal 2009, the Company granted 38,500 stock options to Executives at an exercise price of $2.00 per share. In fiscal 2010, the Company granted 27,000 stock options to Executives at an exercise price of $4.00 per share (see Outstanding Cumulative Equity Awards Table).

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

The Management Employment Agreements, described above, may require the Company to make certain payments to certain Executives in the event of a termination of employment or a change of control. The following table summarizes the potential payments to each Executive assuming that one of the events listed in the tables below occurs.

Named Executive Officer	Payments upon a termination by the Company without cause(1)	Payments upon a termination by the Executive or Company without cause during a change in control(1)
Sheldon Nelson	$550,000	$825,000
Patrick Cunningham	$189,000	$378,000
Bradley Holmstrom	$58,333	$175,000
Carmen Ragusa, Jr.	$58,666	$176,000
___________________

(1)	Does not assume any pro-rata portion of target bonus for a fiscal year.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2010

The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our three other most highly compensated Executives, who were serving as executive officers at the end of our fiscal year ended September 30, 2010:

Name and Principal Position	Fiscal Year(1)	Salary	Bonus (3)	Stock Awards	Option Awards(2)	Non- equity Incentive Plan Comp.	Non- qualified Deferred Comp.	All Other Comp.	Total
Sheldon Nelson,	2010	$275,000	$23,715	$11,310	$13,000	-	-	-	$323,025
President/CEO	2009	$275,000	$165,310	$20,885	$5,000	-	-	-	$466,195	(4)

Patrick Cunningham,	2010	$189,000	$17,010	-	$7,800	-	-	-	$213,810
Vice President, Sales & Mktg.	2009	$189,000	$140,130	-	$4,500	-	-	-	$333,630

Brad Holmstrom,	2010	$175,000	$15,540	-	$7,800	-	-	-	$198,340
General Counsel & Corp. Sec.	2009	$175,000	$89,580	-	$4,500	-	-	-	$269,080

Carmen Ragusa,	2010	$176,000	$15,750	-	$6,500	-	-	-	$198,250
Vice President, Fin. & Admin.	2009	$176,000	$62,520	-	$5,250	-	-	-	$243,320
________________

(1)	The information is provided for each fiscal year referenced beginning October 1 and ending September 30 for compensation earned during or for each fiscal year.

(2)
Granted in the fiscal year. Represents the dollar amount recognized for financial statement reporting purposes, in accordance with share based compensation. Assumptions used in the calculation of this amount are included in Note 5 to our audited financial statements. Our named executive officers will not realize the value of these awards in cash unless and until these awards vest, are exercised and the underlying shares subsequently sold.

(3)
Fiscal year end 2010 bonus, per the 2010 Management Incentive Bonus Plan, paid 100% in common stock. Fiscal year end 2009 bonus, per the 2009 Management Incentive Bonus Plan, paid 50% in cash and 50% in common stock. Also included in the 2009 bonus is a one-time bonus for the 2008 completed sale of subscribers to CSC Holdings paid 50% in cash and 50% in common stock paid in January 2009.

(4)	The qualitative component to Mr. Nelson’s 2009 fiscal year end bonus was deferred pending the outcome of certain acquisitions and will be re-discussed by the Board in fiscal 2011.

OUTSTANDING CUMULATIVE EQUITY AWARDS AT SEPTEMBER 30, 2010

The following table provides a summary of equity awards outstanding at September 30, 2010 for our CEO and top three highly compensated named Executives:

	Option Expiration Date	Option Exercise Price ($)	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable
Sheldon Nelson,	10/20/2011	7.50	5,000	—
Chief Executive Officer	12/19/2013	2.00	5,833	4,167
	12/29/2014	4.00	2,500	7,500

Patrick Cunningham,	10/20/2011	7.50	2,500	—
VP of Sales and Marketing	11/30/2012	4.50	8,500	500
	12/19/2013	2.00	5,250	3,750
	12/29/2014	4.00	1,500	4,500

Bradley Holmstrom,	10/20/2011	7.50	2,500	—
General Counsel	11/30/2012	4.50	12,278	722
	12/19/2013	2.00	5,250	3,750
	12/29/2014	4.00	1,500	4,500

Carmen Ragusa, Jr.,	10/20/2011	7.50	8,500	—
VP of Finance and Admin.	11/30/2012	4.50	8,500	500
	12/19/2013	2.00	2,625	7,875
	12/29/2014	4.00	1,250	3,750

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (to the best of our knowledge) with respect to beneficial ownership of MDU Communications International, Inc. outstanding common stock as of September 30, 2010 by each person or group known to the Company to be the beneficial owner of more than 5% of the Company’s common stock based upon Schedules 13G and 13D (and amendments) filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Shares		Percent of Class
Jonathan R. Ordway
245 Mountain View St., Decatur, GA 30030	1,086,450		20.1%

DED Enterprises, Inc.; Carpathian Holding Company, Ltd; Carpathian Resources Ltd.
210 Crystal Grove Blvd., Lutz, FL 33548 (1)	509,733	(1)	9.5	%(2)

SC Fundamental, et al.
747 Third Ave., New York, NY 10017	284,200		5.3%
______________

(1)
In a Schedule 13D filed with the SEC on March 19, 2009, DED et al. acquired (i) an option to purchase 10,000,000 shares of Company common stock from Ron Ordway, and (ii) an irrevocable proxy to vote any and all shares held by Ron Ordway (13,192,857 shares) expiring on March 18, 2010. In a Schedule 13D/A filed with the SEC on September 28, 2009, DED et al. declined to exercise the option on the 10,000,000 shares after Ron Ordway gave notice of his intention to sell.  In a Schedule 13D filed with the SEC on October 19, 2009, Jonathan Ordway acquired 10,000,000 shares of Company common stock.  In a Schedule 13G/A filed with the SEC on October 26, 2009, Ron Ordway sold 10,000,000 shares of Company common stock. Although DED et al. last reported with the SEC a beneficial ownership position in 15,097,333 shares of Company common stock, 10,000,000 of these shares are also reported with the SEC as owned by record stockholder Jonathan Ordway. DED et al. has not filed an amended Schedule 13D. These SEC reported share amounts are on a pre-reverse split basis.

(2)
On April 20, 2009, DED et al. entered into a one year Limited Irrevocable Proxy with The Alan W. Steinberg Limited Partnership covering certain voting rights to 1,494,933 shares of Company common stock. Pursuant to the Limited Irrevocable Proxy, it expired on April 20, 2010. On April 20, 2009, DED et al. entered into a one year Limited Irrevocable Proxy with The Riviera Enid Limited Partnership covering certain voting rights to 570,000 shares of Company common stock. Pursuant to the Limited Irrevocable Proxy, it expired on April 20, 2010.  Without these two Limited Irrevocable Proxies, the DED et al. percent of class would fall to 5.6%.  However, DED et al. has not amended its ownership position with the SEC. These SEC reported share amounts are on a pre-reverse split basis.

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of September 30, 2010, including; (i) each executive officer named in the Summary Compensation Table; (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership (Shares)	Percent of Class
Sheldon Nelson [1]	200,321	3.7
Patrick Cunningham [2]	91,365	1.7
Brad Holmstrom [3]	69,292	1.3
Carmen Ragusa, Jr. [4]	42,895	0.8
J.E. (Ted) Boyle [5]	19,250	*
Richard Newman [6]	26,320	*
Carolyn Howard [7]	42,810	0.8
All executive officers and directors as group (10 persons)	492,253	9.0[8]
______________________

(1)
Includes 97,292 shares held of record by 567780 BC Ltd., a British Columbia Canada corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 89,696 shares held personally and 13,333 exercisable options, within the next sixty days, to purchase shares of common stock.

(2)	Includes 73,615 shares of common stock and 17,750 exercisable options, within the next sixty days, to purchase shares of common stock.
(3)	Includes 47,764 shares of common stock and 21,528 exercisable options, within the next sixty days, to purchase shares of common stock.
(4)	Includes 22,020 shares of common stock and 20,875 exercisable options, within the next sixty days, to purchase shares of common stock.
(5)	Includes 19,250 shares of common stock only
(6)	Includes 23,270 shares of common stock owned directly, 2,050 beneficially owned through family members or trusts, and 1,000 beneficially owned through a wholly owned company.
(7)	Includes 35,310 shares of common stock and 7,500 exercisable options, within the next sixty days, to purchase shares of common stock.
(8)	Based on 5,451,761 shares, which includes 5,378,275 outstanding shares on September 30, 2010, and the above mentioned 73,486 options.
*	Less than 0.5%

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors and officers, and any persons who own more than 10% of the Company’s common stock, are required under Section 16(a) of the Securities Exchange Act of 1934 to file initial reports of ownership and reports of changes in ownership with the SEC. Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. The Company files Section 16(a) reports on behalf of its directors and executive officers to report their initial and subsequent changes in beneficial ownership of common stock. Based solely upon its review of the copies of such reports for fiscal year 2010 as furnished to MDU Communications and representations from its directors and officers, the Company believes that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Audit Committee of the Board of Directors is responsible for the review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the last fiscal year, and the immediate family members of these persons. The Audit Committee determines whether any such transaction constitutes a “related-person transaction” and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. On October 15, 2006, the Company entered into a Consulting Agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The Consulting Agreement is a month to month agreement with a monthly payment required initially of $5,000 that increased to a monthly payment of $7,500 in April of 2008 and then decreased to $3,500 per month in July of 2009 and decreased to $2,000 per month in November 2010.

Item 14.	Principal Accounting Fees and Services

J.H. Cohn LLP has served as the Company's Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal year ended September 30 ,2010	Fiscal year ended September 30 ,2009
Audit Fees	$156,550	$188,902
Audit Related Fess	$—	$—
Tax Fees	$16,995	$23,836
All Other Fees	$—	$—

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibits
2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (3)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm (7)

31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
_____________
(1) Incorporated by reference from Form 10-SB filed on May 12, 1999
(2) Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3) Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(4) Incorporated by reference from Report on Form 8-K, filed December 9, 2010
(5) Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6) Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 21, 2010

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 21, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 21, 2010

/s/ JOHN EDWARD BOYLE
John Edward Boyle	Director	December 21, 2010

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 21, 2010

/s/ RICHARD NEWMAN
Richard Newman	Director	December 21, 2010