Form 10-Q
period 2010-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2011-02-10
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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
Yes   ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§32.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:   Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2011
Common Stock, $0.001 par value per share	5,414,395 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
December 31, 2010 (Unaudited) and September 30, 2010 (See Note 1)

	December 31, 2010	September 30, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,458	$324,524
Accounts and other receivables, net of an allowance of $1,032,338 and $913,786	1,609,834	1,470,401
Prepaid expenses and deposits	532,015	645,719
TOTAL CURRENT ASSETS	2,248,307	2,440,644

Telecommunications equipment inventory	748,432	843,082
Property and equipment, net of accumulated depreciation of $29,343,399 and $28,240,886	22,244,399	22,696,096
Intangible assets, net of accumulated amortization of $7,706,039 and $7,417,568	2,503,534	2,470,875
Deposits, net of current portion	64,500	64,450
Deferred finance costs, net of accumulated amortization of $1,007,692 and $934,449	315,757	339,000
TOTAL ASSETS	$28,124,929	$28,854,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$3,313,405	$2,698,920
Other accrued liabilities	1,704,023	1,793,951
Current portion of deferred revenue	1,219,036	661,903
TOTAL CURRENT LIABILITIES	6,236,464	5,154,774

Deferred revenue, net of current portion	161,741	186,021
Credit line borrowing, net of debt discount	22,963,223	23,060,026
TOTAL LIABILITIES	29,361,428	28,400,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,397,582 and 5,395,717 shares issued and 5,380,140 and 5,378,275 outstanding	5,398	5,396
Additional paid-in capital	61,484,866	61,467,458
Accumulated deficit	(62,658,439)	(60,951,204)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(1,236,499)	453,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$28,124,929	$28,854,147

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended December 31,
	2010	2009
REVENUE	$6,724,728	$6,413,866

OPERATING EXPENSES
Direct costs	2,973,285	2,889,859
Sales expenses	344,223	525,941
Customer service and operating expenses	1,479,372	1,480,089
General and administrative expenses	1,063,673	1,180,581
Depreciation and amortization	1,865,272	1,680,270
Gain on sale of customers and plant and equipment	(16,416)	—
TOTALS	7,709,409	7,756,740

OPERATING LOSS	(984,681)	(1,342,874)

Other income (expense)
Interest income	19	155
Interest expense	(722,573)	(544,335)
NET LOSS	$(1,707,235)	$(1,887,054)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.32)	$(0.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,379,897	5,332,288

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
Three Months Ended December 31, 2010 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2010	5,395,717	$5,396	(17,442)	$(68,324)	$61,467,458	$(60,951,204)	$453,326
Issuance of common stock through employee stock purchase plan	1,865	2			5,219		5,221
Share-based compensation - employees					12,189		12,189
Net loss						(1,707,235)	(1,707,235)
Balance, December 31, 2010	5,397,582	$5,398	(17,442)	$(68,324)	$61,484,866	$(62,658,439)	$(1,236,499)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2010 and 2009 (Unaudited)

	For the Three Months Ended December 31,
.	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,707,235)	$(1,887,054)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	135,177	99,265
Depreciation and amortization	1,865,272	1,680,270
Share-based compensation expense - employees	12,189	12,512
Charge to interest expense for amortization of deferred finance costs and debt discount	84,315	71,815
Compensation expense for issuance of common stock through employee stock purchase plan	746	—
Compensation expense for issuance of restricted common stock for compensation	—	12,000
Gain on sale of customers and property and equipment	(16,416)	—
Loss on write-off of property and equipment	6,920	—
Changes in operating assets and liabilities:
Accounts and other receivables	(274,610)	265,638
Prepaid expenses and deposits	113,654	123,759
Accounts payable	614,485	(439,861)
Other accrued liabilities	(89,928)	(788,170)
Deferred revenue	532,853	199,109
Net cash provided by (used in) operating activities	1,277,422	(650,717)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,066,609)	(1,597,809)
Proceeds from the sale of customers and property and equipment	45,651	—
Acquisition of intangible assets	(321,130)	(518,500)
Net cash used in investing activities	(1,342,088)	(2,116,309)
FINANCING ACTIVITIES
Net proceeds from (repayments of) credit line borrowing	(107,875)	2,440,127
Deferred financing costs	(50,000)	(50,000)
Proceeds from purchase of common stock through employee stock purchase plan	4,475	—
Net cash provided by (used in) financing activities	(153,400)	2,390,127
NET DECREASE IN CASH AND CASH EQUIVALENTS	(218,066)	(376,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,524	688,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,458	$311,436

	For the Three Months Ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$625,901	$448,879

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2010 on Form 10-K filed with the Securities and Exchange Commission on December 21, 2010.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.  The accompanying condensed consolidated balance sheet as of September 30, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K.

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility, management believes, but cannot assure, that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through December 31, 2011. The Company’s current planned cash requirements for fiscal 2011 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue. The Company is currently unable to access its Credit Facility above $25 million.

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

Additionally, the Company's funding of its capital commitments that contemplate growth will be dependent upon the Company’s ability to (i) achieve certain covenants to access the Credit Facility above $25 million, (ii) raise additional funds through private placements of equity or debt securities, (iii) enter into material acquisitions that are accretive to EBITDA (as adjusted) utilizing debt and/or Company equity, (iv) accelerate deployment and growth under the DIRECTV CapEx Program that significantly decreases the Company’s capital requirements, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets. The Company has been and will continue to pursue these above opportunities to fund current and future growth, however, there is no assurance that the Company will be successful in these directives.

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

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV from properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for certain properties that the Company acquires from AT&T Video Services, Inc. (“ATTVS”).  The letter agreement contains the three year minimum retention period described above. For those ATTVS properties acquired by the Company that have access agreements with a remaining term of shorter than three years, the Company expects to enter into access agreements or addendums covering the minimum retention period, and if unable to do so, the Company will defer revenue recognition until the minimum retention period expires or a new long-term access agreement or addendum is signed.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment and amortizable intangible assets, fair value of equity instruments and valuation of deferred tax assets. Actual results could differ from those estimates.

Principles of Consolidation:

The consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly owned subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All intercompany balances and transactions are eliminated.

Recently Adopted Accounting Pronouncements:

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company evaluated the effect of the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

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

For the three months ended December 31, 2010 and 2009 basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive.

For the three months ended December 31, 2010 and 2009, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Three Months Ended December 31,
	2010	2009
Warrants	175,000	175,000
Options	237,600	258,100
Potentially dilutive common shares	412,600	433,100

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the three months ended December 31, 2010 and 2009, the Company recognized share-based compensation expense for employees of $12,189 and $12,512, respectively.

The fair values of options granted during the three months ended December 31, 2010 and 2009 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended December 31,
	2010	2009
Expected volatility	85%	81%
Risk-free interest rate	1.93%	2.20%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock have been reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2010:

	Number of Options Outstanding		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	227,600		$4.00
Granted (weighted average fair value of $1.64 per share)	10,000	(1)	$3.00
Expired / Forfeited	—		—
Exercised	—		—
Outstanding at December 31, 2010	237,600		$3.92	2.7	$115,850
Exercisable at December 31, 2010	169,450		$4.42	2.3	$74,668

(1)	On November 17, 2010, the Board of Directors granted 5,000 five-year options each to two employees from the 2001 Stock Option Plan at an exercise price of $3.00 per share.

An additional noncash charge of approximately $78,000 is expected to vest and be recognized subsequent to December 31, 2010 over a weighted average period of 25 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.  As of December 31, 2010, options to purchase 47,630 shares were available for grant under the Company’s 2001 Stock Option Plan.

Employee Stock Purchase Plan:

In April of 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock.  During the three months ended December 31, 2010, the Company issued 1,865 shares of common stock for aggregate proceeds of $4,475 from employees who purchased shares under the 2009 ESPP through accrued payroll compensation. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the three months ended December 31, 2010 of $746.

Warrants:

During the three months ended December 31, 2010, no warrants were granted or exercised, and no warrants expired. As of December 31, 2010, 175,000 warrants remained outstanding at a weighted average exercise price of $7.10 per share.

Reverse Stock Split:

On December 9, 2010, the Company effected a 1-for-10 reverse stock split and a reduction in the number of authorized shares of common stock from 70 million to 35 million shares.  Trading of the Company’s common stock on the Over-the-Counter Bulletin Board on a reverse split basis commenced on December 14, 2010. The Company has given retroactive effect to the change in capital structure in the consolidated financial statements and notes thereto by adjusting all common stock share references to reflect the 1-for-10 reverse split.

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

The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $32 million at December 31, 2010. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

The Company repaid $107,875 on its Credit Facility during the quarter ended December 31, 2010, with total borrowing at $22,963,223, which is reflected in the accompanying consolidated balance sheet as of December 31, 2010, net of debt discount of $110,727. The outstanding principal is payable on June 30, 2013. As of December 31, 2010, $7,036,777 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph. As of December 31, 2010, the Company has not met the required EBITDA to access the Credit Facility above $25 million.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment.  In the three months ended December 31, 2010, the Company incurred an additional annual $50,000 deferred finance cost that is being amortized to interest expense using the straight-line method over a twelve month period ending in November 2011.  As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $73,243 for the three months ended December 31, 2010.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the three months ended December 31, 2010, the Company acquired assets in multiple properties containing 16,103 units for the amount of $758,625, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$437,495
Amortizable intangible assets	321,130
Total acquisition cost and fees of all acquired access agreements and equipment during the three months ended December 31, 2010	$758,625

7.	GAIN/LOSS ON SALE OR DISPOSAL OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

On December 1, 2010, the Company wrote-off assets for a property at the end of its access agreement. The total loss on the write-off was $6,920 to customer service and operating expenses.

On December 16, 2010, the Company sold subscribers and certain related property and equipment to Comcast of California IX, Inc. (“Comcast”) for up to $90,000 depending on a subscriber true-up during the quarter ended March 31, 2011. The gain for the quarter ended December 31, 2010 was $16,416. The potential of additional gain exists as Comcast transitions subscribers to their services.

8.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three months ended December 31, 2010 and 2009 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities for the three months ended December 31, 2010 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the three months ended December 31, 2010 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

10.	SUBSEQUENT EVENTS

On January 26, 2011, the Company transitioned to its subscriber base an additional 618 subscribers in 13 properties with 3,469 wired units pursuant to the ATTVS December 2, 2009 Purchase Agreement.

On February 7, 2011, 34,255 shares of common stock were collectively issued to 22 employees from the 2009 Employee Stock Purchase Plan for $98,967 which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued bonuses for the year ended September 30, 2010.  The Board of Directors granted year end bonus amounts for fiscal 2010 to be taken only in Company common stock.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Results of Operations – Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
•	Liquidity and Capital Resources - Three Months Ended December 31, 2010

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue,” or the negative, or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 21, 2010 for the period ended September 30, 2010.

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

The Company derives revenue through the sale of subscription services to owners and residents of MDUs resulting in monthly annuity-like revenue streams.  The Company offers two types of satellite television service, Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company exclusively offers DIRECTV® programming packages.  From the DTH offerings the Company receives the following revenue, (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly fee billed to subscribers for “protection plan” maintenance and services, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service where analog or digital satellite television programming can be tailored to the needs of an individual MDU property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price charged by the Company to subscribers for the private cable programming package. The Company provides DTH, Private Cable, Internet services and VoIP on an individual subscriber basis, but in many properties it provides these services in bulk (100% of the units), directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Its principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended December 31, 2010 increased 5% over the same period in fiscal 2009 from $6,413,866 to $6,724,728. Recurring revenue between the quarters increased by 13% because of $458,000 in non-recurring HD upgrade subsidy being included in the quarter ended December 31, 2009 revenue and $0 in the quarter ended December 31, 2010.  The increase in revenue contributed to EBITDA (as adjusted) of $1,028,722 for the quarter ended December 31, 2010, compared to EBITDA (as adjusted) of $461,328 for the quarter ended December 31, 2009. The Company expects EBITDA (as adjusted) to continue to improve during fiscal 2011 as (i) it adds subscribers through organic growth and in recently acquired properties, (ii) direct costs from recent acquisitions continue to normalize, and (iii) previous revenue generating and cost-saving measures continue to take hold.

The Company also experienced a reduction, as a percent of revenue, in direct costs, sales expenses, customer service and operating expenses, and general and administrative expense for the quarter ended December 31, 2010 compared to the quarter ended December 31, 2009. In dollars during that same period, direct costs increased 3%, sales and marketing expenses decreased 35%, customer service and operating expenses decreased less than 1%, and general and administrative expenses decreased 10%. The fact that the Company’s expenses were collectively lower in dollars and as a percent of revenue, while servicing a substantially increased subscriber base, is evidence of the incremental financial benefit realized from new subscriber growth and scale.

The Company reports 78,545 subscribers to its services as of December 31, 2010, an 11% increase in its subscriber base from December 31, 2009 and 5% from the previous quarter ended September 30, 2010.  During the quarter ended December 31, 2010, the Company concluded the multi-closing acquisition of subscribers under the agreement with ATTVS and 618 remaining subscribers transitioned to the Company on January 26, 2011. Additionally, during the quarter ended December 31, 2010, the Company had 33 properties and 8,721 units in work-in-process (“WIP”) which will contribute to organic growth in the upcoming quarters. The Company’s breakdown of total subscribers by type and kind is outlined below:

Service Type	Subscribers as of Dec. 31, 2009	Subscribers as of Mar. 31, 2010	Subscribers as of June 30, 2010	Subscribers as of Sept. 30, 2010	Subscribers as of Dec. 31, 2010
Bulk DTH –DIRECTV	15,273	15,545	15,784	16,143	16,489
Bulk BCA -DIRECTV	10,128	10,289	10,319	10,339	10,418
DTH -DIRECTV Choice/Exclusive	14,086	15,601	17,032	17,477	21,323
Bulk Private Cable	15,503	17,813	17,824	16,112	15,166
Private Cable Choice/ Exclusive	4,077	4,268	3,141	3,010	4,081
Bulk ISP	5,785	5,878	6,102	6,121	5,508
ISP Choice or Exclusive	6,047	6,142	5,689	5,484	5,534
Voice	41	27	25	26	26
Total Subscribers	70,940	75,563	75,916	74,712	78,545

The Company’s average revenue per unit (“ARPU”) at December 31, 2010 was $29.25, a 2% decrease over the year ended September 30, 2010 of $29.82, due mainly to the difference in non-recurring HD upgrade subsidy between the periods. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.3% in DIRECTV’s third fiscal quarter to $88.98 (as disclosed in DIRECTV’s public filings), (ii) an increasing ARPU generated from the sale of incremental high-speed Internet services to the Company’s subscribers, (iii) a general increase in recurring revenue realized from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services, and (iv) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers. DIRECTV currently offers over 160 national HD programming channels - the most full time HD channels of any provider. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company implemented a number of initiatives that began to take hold during the first fiscal quarter ended December 31, 2010 designed to improve EBITDA (as adjusted) and reduce reliance on debt financing. In particular, the Company (i) accelerated the closing and transition of the remaining ATTVS properties, (ii) signed and launched the DIRECTV CapEx program (described below), (iii) initiated price increases and introduced new pricing bundles for video and broadband services across multiple properties, (iv) developed and launched its new online web portal for subscribers to manage and pay their accounts online thereby eliminating the costs associated with mailings and collections, (v) developed and launched robust premium priced broadband services and tiers to several of its high-speed Internet properties, (vi) negotiated direct cost reductions for video and broadband services thereby improving gross margins derived from existing properties and subscribers, (vii) re-packaged its monthly video subscriber access fee into a “Customer Protection Plan” fee requiring annual pre-payment or monthly auto-payment (eliminating time and costs and reducing bad debt exposure), (viii) implemented a $0.99 monthly mailed statement fee to increase revenues from approximately 35,000 current subscribers, (ix) developed an independent contractor national rate card for subcontracted construction and installation services at a significant cost savings, and (x) instituted cost saving changes (and service level increases) to its call center structure and technology to provide more efficient and cost-effective call routing solutions.

To reduce capital spending, but still concentrate on growth, on November 10, 2010 the Company executed the DIRECTV CapEx Agreement, which will allow the Company to leverage its existing infrastructure to provide services to DIRECTV for the deployment of services to certain multi-family properties identified by the Company, but where DIRECTV (instead of the Company) becomes a party to the right of entry agreement.  Once a property is identified by the Company, is under contract with DIRECTV and the satellite system constructed and activated, the Company earns fees from DIRECTV by providing certain services, including (i) activation fees generated from new subscription sales to residents in the property, and (ii) an ongoing percentage of the revenue generated by that subscriber as a management fee. The CapEx Agreement reduces the Company’s capital costs for certain subscriber growth areas – a pivotal option when capital, or the cost of capital, is prohibitive. The Company’s current DIRECTV System Operator Agreement and the new CapEx Agreement are mutually exclusive of each other.  Prior to offering a property to DIRECTV, the Company retains sole discretion as to whether it decides to build out and maintain ownership of a property or simply provide ongoing management, sales, service and maintenance for DIRECTV.

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

At the Company’s 2010 Annual General Meeting of Stockholders in Totowa, New Jersey, the stockholders authorized the Board of Directors to effect a reverse stock split, at a ratio to be determined by the Board of Directors, within a range from 1-for-5 to 1-for-10, and to reduce the current authorized number of shares of common stock from 70 million shares to 35 million shares. The Board of Directors proceeded with this authorization effective December 9, 2010 and the Company’s stock began trading on a 1-for-10 basis on December 14, 2010.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2010 and 2009, the Company reported EBITDA (as adjusted) of $1,028,722 and $461,328, respectively. The period ended December 31, 2009 included $458,000 in non-recurring subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Three Months Ended December 31,
	2010	2009
EBITDA	$1,028,722	$461,328
Interest expense	(638,258)	(472,520)
Deferred finance costs and debt discount amortization (interest expense)	(84,315)	(71,815)
Provision for doubtful accounts	(135,177)	(99,265)
Depreciation and amortization	(1,865,272)	(1,680,270)
Share-based compensation expense - employees	(12,189)	(12,512)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(746)	—
Compensation expense through the issuance of restricted common stock for services rendered	—	(12,000)
Net Loss	$(1,707,235)	$(1,887,054)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2010, there were no material changes to accounting estimates or judgments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company evaluated the effect of the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

The following table sets forth for the three months ended December 31, 2010 and 2009 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009		Change ($)	Change (%)
REVENUE	$6,724,728	100%	$6,413,866	100%	$310,862	5%
Direct costs	2,973,285	44%	2,889,859	45%	83,426	3%
Sales expenses	344,223	5%	525,941	8%	(181,718)	-35%
Customer service and operating expenses	1,479,372	22%	1,480,089	23%	(717)	0%
General and administrative expenses	1,063,673	16%	1,180,581	19%	(116,908)	-10%
Depreciation and amortization	1,865,272	28%	1,680,270	26%	185,002	11%
Gain on sale of customers and related property and equipment	(16,416)	0%	—	0%	(16,416)	100%
OPERATING LOSS	(984,681)	-15%	(1,342,874)	-21%	358,193	-27%
Total other expense	(722,554)	-10%	(544,180)	-9%	(178,374)	33%
NET LOSS	$(1,707,235)	-25%	$(1,887,054)	-30%	$179,819	-10%

Revenue.  Revenue for the three months ended December 31, 2010 increased 5% to $6,724,728, compared to revenue of $6,413,866 for the three months ended December 31, 2009. The three month revenue for December 31, 2009 included $458,000 in one-time installation revenue from the HD upgrade subsidy compared to $0 corresponding HD upgrade subsidy revenue in the three month revenue for December 31, 2010. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 13% growth in “recurring revenue” during the periods. This increase in recurring revenue is mainly attributable to an increase in billable subscribers and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2011 and expects that there may be, although to a lesser degree, a certain amount of future DIRECTV HD upgrade subsidy. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009
Private cable programming revenue	$1,125,716	17%	$1,114,286	17%
DTH programming revenue and subsidy	4,055,732	60%	3,551,951	55%
Internet access fees	834,736	12%	808,780	13%
Installation fees, wiring and other revenue	708,544	11%	938,849	15%
Total Revenue	$6,724,728	100%	$6,413,866	100%

The increase in private cable programming revenue is due to the recent acquisition of certain subscribers with private cable programming services. The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy therefrom.

As mentioned above, revenue for the three months ended December 31, 2009 included $458,000 more in DIRECTV HD upgrade subsidy (with no appreciable associated expense) than the three months ended December 31, 2010.  The inclusion of this upgrade revenue for December 31, 2009 essentially understates slightly the percentage of revenue the December 31, 2009 associated direct costs and other expenses have to total revenue, which may impact any fluctuations in direct costs and expenses as a percent of revenue from December 31, 2009 to December 31, 2010.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased to $2,973,285 for the three months ended December 31, 2010, as compared to $2,889,859 for the three months ended December 31, 2009, due to the 11% increase in subscribers, the 13% increase in recurring revenue, as well as certain transition related costs on acquired properties. As a percent of revenue, direct costs declined 1% between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. Even though direct costs are expected to increase during fiscal 2011 as subscribers are added, the Company expects that these costs will continue to decrease as a percent of revenue during the remainder of fiscal 2011 as lower direct cost subscribers are added, broadband circuits continue to decrease in price, and programming price increases and higher priced tiered broadband services continue to be implemented.

Sales Expenses.  Sales expenses were $344,223 for the three months ended December 31, 2010, compared to $525,941 for the three months ended December 31, 2009, a 3% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. During the remainder of fiscal 2011, the Company expects these expenses to remain constant or increase only slightly as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,479,372 and $1,480,089 for the three months ended December 31, 2010 and 2009, respectively. These expenses remained fairly constant between the periods due to cost reductions and realization of efficiencies, despite an 11% increase in the number of subscribers served between the periods, and in fact, decreased 1% as a percent of revenue. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to continue to decrease slightly as a percent of revenue during the remainder of fiscal 2011 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2010		Three Months Ended December 31, 2009
Call center expenses	$566,142	38%	$470,591	32%
General operation expenses	232,875	16%	347,894	23%
Property system maintenance expenses	680,355	46%	661,604	45%
Total customer service and operation expense	$1,479,372	100%	$1,480,089	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period and increased more than the 11% proportional subscriber increase between the two periods due to an increase in service levels. General operations expenses decreased due to one-time cost reductions between the periods. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due to an increased number of actual properties, partially offset with some one-time cost reductions.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2010 and 2009, of $1,063,673 and $1,180,581, respectively, decreased 3% as a percent of revenue due mainly to cost reduction initiatives. Of the general and administrative expenses for the three months ended December 31, 2010 and 2009, the Company had total noncash charges included of $148,112 and $123,777, respectively. These noncash charges are described below:

	Three Months Ended December 31,
	2010	2009
Total general and administrative expense	$1,063,673	$1,180,581

Noncash charges:
Share based compensation – employees (1)	12,189	12,512
Compensation expense through the issuance of restricted common stock for services rendered	—	12,000
Excess discount for the issuance of stock under Employee Stock Purchase Plan	746	—
Bad debt provision	135,177	99,265
Total noncash charges	148,112	123,777
Total general and administrative expense net of noncash charges	$915,561	$1,056,804
Percent of revenue	14%	16%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2010 and 2009, amortized over the requisite vesting period, of $12,189 and $12,512, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 25 months is approximately $78,000.

General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to decline as a percent of revenue during the remainder of fiscal 2011 as revenues increase.

Other Noncash Charges.  Depreciation and amortization expenses increased from $1,680,270 for the three months ended December 31, 2009, to $1,865,272 for the three months ended December 31, 2010. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $84,315 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and total noncash charges of $2,097,699, the Company reported a net loss of $1,707,235 for the three months ended December 31, 2010, compared to noncash charges of $1,875,862 and a reported net loss of $1,887,054 for the three months ended December 31, 2009.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company repaid $107,875 on its Credit Facility during the quarter ended December 31, 2010 and as of that date the Company has borrowed a total of $22,963,223, which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.  As of December 31, 2010, $7,036,777 remains available for borrowing under the Credit Facility, subject to the EBITDA and subscriber covenants described in the preceding paragraph, however, as of December 31, 2010, the Company has not met the required EBITDA to access the Credit Facility above $25 million.

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

The Company did not incur or record a provision for income tax for the three months ended December 31, 2010 and 2009 due to the net loss. The net operating loss carry forward expires on various dates through 2029; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but can not assure, that the combination of revenues, expected revenue increases, and the remaining available balance under the Credit Facility up to $25 million will provide it with the needed capital to maintain operations through December 31, 2011. Should the Company begin to accelerate subscriber growth, it will have to achieve the EBITDA covenant to access the remainder of the Credit Facility, rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

THREE MONTHS ENDED DECEMER 31, 2010 AND 2009

During the three months ended December 31, 2010 and 2009, the Company recorded a net loss of $1,707,235 and $1,887,054, respectively. At December 31, 2010, the Company had an accumulated deficit of $62,658,439.

Cash Balance.  At December 31, 2010, the Company had cash and cash equivalents of $106,458, compared to $324,524 at September 30, 2010. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the three months ended December 31, 2010, the Company decreased the amount borrowed against the Credit Facility by $107,875.  As of December 31, 2010, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility up to at least $25 million, will provide it with the needed funds to maintain operations at least through December 31, 2011.

Operating Activities.  Company operations provided net cash of $1,277,422 during the three months ended December 31, 2010 and used net cash of $650,717 for the three months ended December 31, 2009.  Net cash provided by (used in) operating activities included an increase of $524,557 and decrease of $1,228,031 in accounts payable and other accrued liabilities during the three months ended December 31, 2010 and 2009, respectively. Additionally, during the three months ended December 31, 2010 and 2009 there was an increase of $274,610 and decrease of $265,638 in accounts and other receivables, respectively, and prepaid expenses increased $113,654 and $123,759, respectively. During the three months ended December 31, 2010 and 2009, deferred revenue increased $532,853 and $199,109, respectively.

Net loss for the three months ended December 31, 2010 and 2009 was $1,707,235 and $1,887,054, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $2,097,699 and $1,875,862, respectively.

Investing Activities.  During the three months ended December 31, 2010 and 2009, the Company purchased $1,066,609 and $1,597,809, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods.  During the three months ended December 31, 2010 and 2009, the Company paid $321,130 and $518,500, respectively, for the acquisition of intangible assets and related fees. During the three months ended December 31, 2010, the Company received $45,651 in proceeds for the sale of subscribers and related property and equipment to Comcast.

Financing Activities.  During the three months ended December 31, 2010 and 2009, the Company incurred $50,000 in deferred financing costs in each period, and decreased by $107,875, and increased by $2,440,127, the amount borrowed (paid) through the Credit Facility, respectively. Equity financing activity provided $4,475 from 1,865 shares of common stock purchased by employees through the Employee Stock Purchase Plan during the quarter ended December 31, 2010.

Working Capital.  As at December 31, 2010, the Company had negative working capital of approximately $3,988,000, compared to negative working capital of approximately $2,714,000 as at September 30, 2010. To minimize the draw on the Credit Facility and the liability, the Company expects to be neutral or slightly negative working capital in fiscal 2011. The Company believes, but can not assure, that it will have sufficient funds to meet current operating activity obligations through current revenue levels, expected revenue growth, cost cutting, and the funds available through the Credit Facility up to $25 million, to maintain operations through December 31, 2011.  Should the Company accelerate growth, it will have to achieve the EBITDA covenant to access the remainder of the Credit Facility, rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

Capital Commitments and Contingencies.  The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Commitments and Contingencies.  The Company believes, but can not assure, that it has sufficient liquidity to fund current levels of operating expenses. However, the Company is currently unable to sustain an increasing rate of growth.  To fund future organic growth and acquisitions, the Company has been and will continue to (i) work to achieve the EBITDA covenant that would allow it access to the Credit Facility above $25 million, (ii) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (iii) accelerate deployments and growth under the DIRECTV CapEx Program which does not require significant capital, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets.  To that end, the Company has executed a term sheet for a combined debt and equity financing of up to $10.25 million with the net proceeds to be used for a certain acquisitions should acquisitions terms be reached.  There is no assurance that the Company will be successful in the financing of this or any of the other above directives.

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

As of December 31, 2010 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of December 31, 2010 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed on December 21, 2010.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2010.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2011	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 10, 2011	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration