Form 10-Q
period 2011-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2011-05-12
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2011
Common Stock, $0.001 par value per share	5,485,669 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
March 31, 2011 (Unaudited) and September 30, 2010 (See Note 1)

	March 31,	September 30,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,343	$324,524
Accounts and other receivables, net of an allowance of $1,150,823 and $913,786	1,489,604	1,470,401
Prepaid expenses and deposits	398,526	645,719
TOTAL CURRENT ASSETS	1,960,473	2,440,644

Telecommunications equipment inventory	501,299	843,082
Property and equipment, net of accumulated depreciation of $30,579,363 and $28,240,886	21,411,580	22,696,096
Intangible assets, net of accumulated amortization of $7,854,305 and $7,417,568	2,257,570	2,470,875
Deposits, net of current portion	66,428	64,450
Deferred finance costs, net of accumulated amortization of $1,080,934 and $934,449	342,515	339,000
TOTAL ASSETS	$26,539,865	$28,854,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$2,654,096	$2,698,920
Other accrued liabilities	926,680	1,793,951
Current portion of deferred revenue	1,120,068	661,903
TOTAL CURRENT LIABILITIES	4,700,844	5,154,774

Deferred revenue, net of current portion	137,309	186,021
Credit line borrowing, net of debt discount	24,558,435	23,060,026
TOTAL LIABILITIES	29,396,588	28,400,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,443,421 and 5,395,717 shares issued and 5,425,979 and 5,378,275 outstanding	5,444	5,396
Additional paid-in capital	61,651,236	61,467,458
Accumulated deficit	(64,445,079)	(60,951,204)
Less: Treasury stock; 17,442 shares at cost	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(2,856,723)	453,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$26,539,865	$28,854,147

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Six and Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
REVENUE	$13,438,860	$12,609,698	$6,714,132	$6,195,832

OPERATING EXPENSES
Direct costs	5,969,320	5,921,933	2,996,035	3,032,074
Sales expenses	720,898	1,046,317	376,675	520,376
Customer service and operating expenses	2,953,385	2,978,744	1,474,013	1,498,655
General and administrative expenses	2,165,899	2,241,114	1,102,226	1,060,533
Depreciation and amortization	3,742,174	3,439,387	1,876,902	1,759,117
Gain on sale of customers and plant and equipment	(60,416)	—	(44,000)	—
TOTALS	15,491,260	15,627,495	7,781,851	7,870,755

OPERATING LOSS	(2,052,400)	(3,017,797)	(1,067,719)	(1,674,923)

Other income (expense)
Interest income	19	205	—	50
Interest expense	(1,441,494)	(1,140,721)	(718,921)	(596,386)
NET LOSS	$(3,493,875)	$(4,158,313)	$(1,786,640)	$(2,271,259)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.65)	$(0.78)	$(0.33)	$(0.42)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,390,250	5,351,626	5,400,833	5,371,392

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
Six Months Ended March 31, 2011 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2010	5,395,717	$5,396	(17,442)	$(68,324)	$61,467,458	$(60,951,204)	$453,326
Issuance of common stock through employee stock purchase plan	2,785	3			8,347		8,350
Issuance of common stock for employee bonuses	34,255	34			116,496		116,530
Issuance of common stock for employee wages	10,664	11			36,248		36,259
Share-based compensation - employees					22,687		22,687
Net loss						(3,493,875)	(3,493,875)
Balance, March 31, 2011	5,443,421	$5,444	(17,442)	$(68,324)	$61,651,236	$(64,445,079)	$(2,856,723)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2011 and 2010 (Unaudited)

.	For the Six Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(3,493,875)	$(4,158,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	208,959	146,483
Depreciation and amortization	3,742,174	3,439,387
Share-based compensation expense - employees	22,687	26,969
Charge to interest expense for amortization of deferred finance costs and debt discount	168,630	151,963
Compensation expense for issuance of common stock through employee stock purchase plan	18,322	23,857
Compensation expense for issuance of common stock for employee services	30,820	—
Compensation expense for issuance of restricted common stock for compensation	—	24,000
Compensation expense accrued to be settled through the issuance of common stock	60,737	—
Gain on sale of customers and property and equipment	(60,416)	—
Loss (gain) on write-off of property and equipment	25,191	(886)
Changes in operating assets and liabilities:
Accounts receivable	(228,162)	517,046
Prepaid expenses and deposits	245,215	113,209
Accounts payable	(44,824)	(565,411)
Other accrued liabilities	(823,146)	(341,935)
Deferred revenue	409,453	(3,926)
Net cash provided by (used in) operating activities	281,765	(627,557)
INVESTING ACTIVITIES
Purchase of property and equipment	(1,583,295)	(3,029,517)
Proceeds from the sale of customers and property and equipment	89,651	5,000
Acquisition of intangible assets	(373,701)	(793,944)
Net cash used in investing activities	(1,867,345)	(3,818,461)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,476,264	4,643,431
Deferred financing costs	(150,000)	(150,000)
Proceeds from purchase of common stock through employee stock purchase plan	7,135	4,705
Net cash provided by financing activities	1,333,399	4,498,136
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(252,181)	52,118
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,524	688,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,343	$740,453

	For the Six Months Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 34,255 and 40,291 shares of common stock for employee bonuses	$104,862	$130,121

Issuance of 2,976 shares of restricted common stock for services rendered	$—	$11,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,255,609	$947,759

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

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility, management believes that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through March 31, 2012. The Company currently has access to its Credit Facility up to $30 million.  Although the Company believes that it has sufficient liquidity to maintain operations, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future through equity or debt financings and/or the sale of certain assets.

Additionally, the Company's funding of its capital commitments that contemplate accelerated growth will be dependent upon the Company’s ability to (i) raise additional funds through private placements of equity or debt securities, (ii) enter into material acquisitions utilizing debt and/or Company equity, (iii) accelerate deployment and growth under the DIRECTV CapEx Program that significantly decreases the Company’s capital requirements, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets. The Company has been and will continue to pursue these above opportunities to fund current and future growth, however, there is no assurance that the Company will be successful in these directives.

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

Change in Recognition of Certain Revenue Due to New DIRECTV Letter Agreement:

Over the past few years, the Company has entered into letter agreements with DIRECTV that allow the Company, for a specified period of time, to receive an upgrade subsidy from DIRECTV when it completes a high definition system upgrade (“HD upgrade”) on certain of the Company’s properties. This subsidy is treated as revenue, however, on certain occasions, the letter agreement provided for a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV from properties that terminate DIRECTV service before expiration of the three year period.  On December 16, 2009, the Company entered into one such letter agreement with DIRECTV to receive an HD upgrade subsidy specifically for certain properties that the Company acquires from AT&T Video Services, Inc. (“ATTVS”).  The letter agreement, now expired, contains the three year minimum retention period described above.  All ATTVS property upgrades, for which these funds have been utilized, have access agreements with a remaining term of more than three years.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

Recently Adopted Accounting Pronouncements:

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company evaluated the effect of the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

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

For the six and three months ended March 31, 2011 and 2010 basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive.  For the six and three months ended March 31, 2011 and 2010, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Six and Three Months Ended March 31,
	2011	2010
Warrants	175,000	175,000
Options	285,230	249,600
Potentially dilutive common shares	460,230	424,600

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2011 and 2010, the Company recognized share-based compensation expense for employees of $22,687 and $26,969, respectively, and $10,498 and $14,457 for the three months ended March 31, 2011 and 2010, respectively.

The fair values of options granted during the six months ended March 31, 2011 and 2010 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Six Months Ended March 31,
	2011	2010
Expected volatility	190%	81%
Risk-free interest rate	1.86%	2.20%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended March 31, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	227,600	$4.00
Granted (weighted average fair value of $2.59 per share) (1)	57,630	$2.95
Expired / Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2011	285,230	$3.75	2.9	$57,098
Exercisable at March 31, 2011	180,417	$4.32	2.1	$40,753

(1)
On November 17, 2010, the Board of Directors granted 5,000 five-year options each to two employees from the 2001 Stock Option Plan at an exercise price of $3.00 per share. On March 18, 2011, the Board of Directors granted 17,630 five-year options to employees and 30,000 five-year options to a consultant from the 2001 Stock Option Plan at an exercise of $2.94 per share, however, no options had vested as of March 31, 2011.

An additional noncash charge of approximately $117,000 is expected to vest and be recognized subsequent to March 31, 2011 over a weighted average period of 26 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.  Per the terms of the 2001 Stock Option Plan, as of March 20, 2011 no further grants from the 2001 Stock Option Plan can be made.

Employee Stock Purchase Plan:

In April 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock.  During the six months ended March 31, 2011, the Company issued 2,785 shares of common stock for aggregate proceeds of $7,135 from employees who purchased shares under the 2009 ESPP through accrued payroll compensation. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the six months ended March 31, 2011 of $1,215.

During the three months ended March 31, 2011, the Company issued 34,255 shares of common stock from the 2009 ESPP for year end bonus amounts of $99,060, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. The entire $99,060 bonus amount was accrued in the year ended September 30, 2010, but such shares were not issued until fiscal 2011. The Company recognized expense for the full discount of $17,470, with $11,668 in the three months ended March 31, 2011 and $5,802 accrued in the year ended September 30, 2010.

During the three months ended March 31, 2011, the Company issued 10,664 shares of common stock for $30,820 in lieu of wages. The Company recognized expense for the full discount for the three months ended March 31, 2011 of $5,439.

Warrants:

During the six months ended March 31, 2011, no warrants were granted or exercised, and no warrants expired. As of March 31, 2011, 175,000 warrants remained outstanding at a weighted average exercise price of $7.10 per share.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period.  The plan expired according to its terms on December 19, 2009. As of March 31, 2011, the Company holds 17,442 shares of common stock as treasury stock.

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

The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $32 million at March 31, 2011. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

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

The Company borrowed $1,476,264 on its Credit Facility during the six months ended March 31, 2011, with total borrowing at $24,558,435, which is reflected in the accompanying consolidated balance sheet as of March 31, 2011, net of debt discount of $99,654. The outstanding principal is payable on June 30, 2013. As of March 31, 2011, $5,441,565 remains available for borrowing under the Credit Facility and the Company has met the required covenants to access the Credit Facility above $25 million, should it so choose.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment.  In the six months ended March 31, 2011, the Company incurred an additional annual $150,000 deferred finance cost that is being amortized to interest expense using the straight-line method over a twelve month period ending in November 2011, February 2012 and March 2012.  As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $146,485 and $73,242 for the six and three months ended March 31, 2011, respectively.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the six months ended March 31, 2011, the Company acquired assets in multiple properties containing 19,572 units for the amount of $876,565, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$502,864
Amortizable intangible assets	373,701
Total acquisition cost and fees of all acquired access agreements and equipment during the six months ended March 31, 2011	$876,565

7.	GAIN/LOSS ON SALE OR DISPOSAL OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

The Company wrote-off assets during the quarter ended March 31, 2011. The total loss on the write-off was $25,191 and is reported in customer service and operating expenses.

On December 16, 2010, the Company sold subscribers and certain related property and equipment to Comcast of California IX, Inc. (“Comcast”). The gain for the quarter ended December 31, 2010 was $16,416. As a result of the subscriber true-up in the quarter ended March 31, 2011, an additional gain of $44,000 was recognized for total proceeds of $89,651.

8.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the six and three months ended March 31, 2011 and 2010 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation allowance against those potential benefits.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities as of March 31, 2011 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value as of March 31, 2011 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

10.	SUBSEQUENT EVENTS

On April 4, 2011, the Company issued 33,000 shares of immediately vested restricted common stock as partial compensation to three Company Board members for their 2010 to 2011 Board service with a market value of $88,770 as of the date of the issuance.

On April 6, 2011, the Company entered into an agreement with AT&T Video Services, Inc. to acquire up to 49 properties containing 11,779 units and 5,785 digital video subscribers. It is anticipated that these subscribers will transfer to the Company during the quarter ended June 30, 2011.

On April 13, 2011, the Company issued 13,872 shares of common stock to twelve employees from the 2009 Employee Stock Purchase Plan for $31,767 which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued bonuses for the quarter ended March 31, 2011.

On April 13, 2011, the Company issued 12,649 shares of common stock to nine employees from the 2009 Employee Stock Purchase Plan for $28,970 which was in lieu of the amount the Company owed them for compensation for the quarter ended March 31, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Recently Adopted Accounting Pronouncements
•	Results of Operations – Six and Three Months Ended March 31, 2011 Compared to Six and Three Months Ended March 31, 2010
•	Liquidity and Capital Resources - Six Months Ended March 31, 2011

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended March 31, 2011 increased 8% over the same quarter in fiscal 2010 from $6,195,832 to $6,714,132. Total revenue for the six month period ended March 31, 2011 increased 7% over the same period in fiscal 2010 from $12,609,668 to $13,438,860. EBITDA (as adjusted) for the quarter ended March 31, 2011 increased significantly over the same quarter in fiscal 2010 from $181,776 to $1,002,596. EBITDA (as adjusted) for the six month period ended March 31, 2011 also increased significantly over the same period in fiscal 2010 from $643,104 to $2,031,318.  The Company expects EBITDA (as adjusted) to continue to improve during fiscal 2011 as (i) it adds subscribers through organic growth and in recently acquired properties, (ii) direct costs from recent acquisitions continue to normalize and scale is maximized, and (iii) previous revenue generating and cost-saving measures continue to take hold.

The Company also experienced a reduction, as a percent of revenue, in direct costs of 3%, in sales expenses of 3%, in customer service and operating expenses of 2%, and in general and administrative expense of 2% for the six months ended March 31, 2011, compared to the six months ended March 31, 2010. The fact that the Company’s expenses were collectively lower in dollars and as a percent of revenue, while servicing a substantially increased subscriber base, is evidence of the incremental financial benefit realized from new subscriber growth and scale.

The Company reports 76,914 subscribers to its services as of March 31, 2011, a 2% increase in its subscriber base from March 31, 2010, but a reduction from the previous quarter due primarily to two bulk private cable properties at the end of their contractual term that the Company chose not to digitally upgrade for economic reasons and they did not renew their services.  Additionally, during the quarter ended March 31, 2011, the Company had 22 properties and 6,853 units in work-in-process (“WIP”) which will contribute to organic growth in the upcoming quarters. The Company’s breakdown of total subscribers by type and kind is outlined below:

Service Type	Subscribers as of Mar. 31, 2010	Subscribers as of June 30, 2010	Subscribers as of Sept. 30, 2010	Subscribers as of Dec. 31, 2010	Subscribers as of Mar. 31, 2011
Bulk DTH –DIRECTV	15,545	15,784	16,143	16,489	16,943
Bulk BCA -DIRECTV	10,289	10,319	10,339	10,418	10,621
DTH -DIRECTV Choice/Exclusive	15,601	17,032	17,477	21,323	21,246
Bulk Private Cable	17,813	17,824	16,112	15,166	13,174
Private Cable Choice/ Exclusive	4,268	3,141	3,010	4,081	3,665
Bulk ISP	5,878	6,102	6,121	5,508	5,887
ISP Choice or Exclusive	6,142	5,689	5,484	5,534	5,356
Voice	27	25	26	26	22
Total Subscribers	75,563	75,916	74,712	78,545	76,914

The Company’s average revenue per unit (“ARPU”) at March 31, 2011 was $29.19, a 2% decrease over the year ended September 30, 2010 of $29.82, due mainly to the difference in non-recurring HD upgrade subsidy included in the September 30, 2010 ARPU. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.98% for DIRECTV’s full fiscal year to $89.71 (as disclosed in DIRECTV’s public filings), (ii) increasing revenue generated from the sale of incremental high-speed Internet services to the Company’s subscribers, (iii) a general increase in recurring revenue realized from price increases and the upgrade of properties to the new DIRECTV HD platform and the associated advanced services, and (iv) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers. DIRECTV currently offers over 160 national HD programming channels - the most full time HD channels of any provider, and its fourth quarter represented the largest subscriber growth quarter in ten years. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company continued with a number of previously announced initiatives which began in fiscal 2010 designed to improve EBITDA (as adjusted) and reduce reliance on debt financing. In particular, the Company (i) concluded the transition of the remaining ATTVS properties, (ii) initiated additional price increases and introduced new pricing bundles for video and broadband services, (iii) rolled out additional premium priced broadband services and tiers to several other of its high-speed Internet properties, (iv) negotiated direct cost reductions for broadband circuits, and (v) continued to push its “Customer Protection Plan” fee requiring annual pre-payment or monthly auto-payment (eliminating time and costs and reducing bad debt exposure).  Due to these and prior initiatives, the Company has achieved continued significant growth in EBITDA (as adjusted) as follows:

Quarter ended:	EBITDA (as adjusted) of:
March 31, 2010	$181,776
June 30, 2010	$645,284
September 30, 2010	$506,620
December 31, 2010	$1,028,722
March 31, 2011	$1,002,596

To reduce capital spending, but still concentrate on growth, the Company previously executed the DIRECTV CapEx Agreement, which will allow the Company to leverage its existing infrastructure to provide services to DIRECTV for the deployment of services to certain multi-family properties identified by the Company, but where DIRECTV becomes a party to the right of entry agreement.  Once a property is identified by the Company, is under contract with DIRECTV and the satellite system constructed and activated, the Company earns fees from DIRECTV by providing certain services, including (i) activation fees generated from new subscription sales to residents in the property, and (ii) an ongoing percentage of the revenue generated by that subscriber as a management fee. The CapEx Agreement reduces the Company’s capital costs for certain subscriber growth areas – a pivotal option when capital, or the cost of capital, is prohibitive. The Company’s current DIRECTV agreement and the new CapEx Agreement are mutually exclusive of each other.  Prior to bringing a property to DIRECTV, the Company retains sole discretion as to whether it decides to build out and maintain ownership of a property or simply provide ongoing management, sales, service and maintenance for DIRECTV.  During the second fiscal quarter, the Company identified and submitted a number of properties to DIRECTV for approval under the terms of the CapEx Agreement and will begin deploying services to these properties and residents in the third fiscal quarter.

On April 6, 2011, the Company entered into a new agreement with AT&T Video Services, Inc. to acquire up to 49 additional properties containing 11,779 units and 5,785 digital video subscribers. The transition of these subscribers will be in two accelerated closings occurring in the current quarter ending June 30, 2011, as will the payment of the potential purchase price.  In addition, the Company is still continuing negotiations with two companies that it deems significant strategic acquisition/merger prospects. Both companies have a significant presence in the multi-family space and collectively have in excess of 70,000 subscribers as well as strong broadband capabilities.  The Company previously executed a term sheet for a combined debt and equity financing of up to $10.25 million with the net proceeds to be used for one of the above-mentioned acquisitions should terms be reached.  Additionally, the Company has been in discussions with its existing lenders regarding an increase to its existing credit facility to accommodate asset acquisitions, should terms be reached. The Company makes no representations that these acquisition/merger and financing negotiations will result in any closed transactions.

The Company continues to assess its core and non-core service areas and has identified certain assets in non-core markets that are being considered for sale.  To that end, the Company is engaged with several parties regarding interest for the sale of these assets at prices similar to what the Company has previously received. The Company makes no representations that these sale negotiations will result in any closed transactions.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six months ended March 31, 2011 and 2010, the Company reported EBITDA (as adjusted) of $2,031,318 and $643,104, respectively. For the three months ended March 31, 2011 and 2010, the Company reported EBITDA (as adjusted) of $1,002,596 and $181,776, respectively. The six months ended March 31, 2010 included $458,000 in non-recurring subsidy received from the HD upgrade program. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Six Months Ended March 31,		For The Three Months Ended March 31,
	2011	2010	2011	2010
EBITDA	$2,031,318	$643,104	$1,002,596	$181,776
Interest expense	(1,272,864)	(988,758)	(634,606)	(516,238)
Deferred finance costs and debt discount amortization (interest expense)	(168,630)	(151,963)	(84,315)	(80,148)
Provision for doubtful accounts	(208,959)	(146,483)	(73,782)	(47,218)
Depreciation and amortization	(3,742,174)	(3,439,387)	(1,876,902)	(1,759,117)
Share-based compensation expense - employees	(22,687)	(26,969)	(10,498)	(14,457)
Compensation expense for issuance of common stock through employee stock purchase plan	(18,322)	(23,857)	(17,576)	(23,857)
Compensation expense for issuance of common stock for employee wages	(30,820)	—	(30,820)	—
Compensation expense accrued to be settled through the issuance of common stock	(60,737)	—	(60,737)	—
Compensation expense through the issuance of restricted common stock for services rendered	—	(24,000)	—	(12,000)
Net loss	$(3,493,875)	$(4,158,313)	$(1,786,640)	$(2,271,259)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the six months ended March 31, 2011, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist, (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements is effective for financial statements issued for years beginning on or after June 15, 2010. The Company evaluated the effect of the adoption of Multiple-Deliverable Revenue Arrangements will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO SIX MONTHS ENDED MARCH 31, 2010

The following table sets forth for the six months ended March 31, 2011 and 2010 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:
	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010		Change $	Change %
REVENUE	$13,438,860	100%	$12,609,698	100%	$829,162	7%
Direct costs	5,969,320	44%	5,921,933	47%	47,387	1%
Sales expenses	720,898	5%	1,046,317	8%	(325,419)	-31%
Customer service and operating expenses	2,953,385	22%	2,978,744	24%	(25,389)	-1%
General and administrative expenses	2,165,899	16%	2,241,114	18%	(75,215)	-3%
Depreciation and amortization	3,742,174	28%	3,439,387	27%	302,787	9%
Gain on sale of customers and property and equipment	(60,416)	0%	—	0%	(60,416)	100%
OPERATING LOSS	(2,052,400)	-15%	(3,017,797)	-24%	965,427	-32%
Total other expense	(1,441,475)	-11%	(1,140,516)	-9%	(300,959)	26%
NET LOSS	$(3,493,875)	-26%	$(4,158,313)	-33%	$664,468	-16%

Revenue.  Revenue for the six months ended March 31, 2011 increased 7% to $13,438,860, compared to revenue of $12,609,698 for the six months ended March 31, 2010. The six month revenue for March 31, 2010 included $458,000 in one-time installation revenue from the DIRECTV HD upgrade subsidy compared to $0 corresponding HD upgrade subsidy revenue in the six month revenue for March 31, 2011. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 11% growth in “recurring revenue” during the periods. This increase in recurring revenue is mainly attributable to the increase in billable (and higher ARPU) subscribers, instituted price increases and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2011 as newly acquired subscribers and properties are fully transitioned and marketing programs get underway. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010
Private cable programming revenue	$2,178,049	16%	$2,269,715	18%
DTH programming revenue and subsidy	8,364,100	62%	7,330,969	58%
Internet access fees	1,638,771	12%	1,678,835	13%
Installation fees, wiring and other revenue	1,257,940	10%	1,330,179	11%
Total Revenue	$13,438,860	100%	$12,609,698	100%

The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy referenced above.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased slightly to $5,969,320 for the six months ended March 31, 2011, as compared to $5,921,933 for the six months ended March 31, 2010, due to the 2% increase in subscriber base between the periods, however, as a percent of revenue, direct costs declined 3% between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. Even though direct costs are expected to increase during fiscal 2011 as subscribers are added, the Company expects that these costs will continue to decrease as a percent of revenue during the remainder of fiscal 2011 as lower direct cost subscribers are added and broadband circuits continue to decrease in price.

Sales Expenses.   Sales expenses were $720,898 for the six months ended March 31, 2011, compared to $1,046,317 for the six months ended March 31, 2010, a 3% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. During the remainder of fiscal 2011, the Company expects these expenses to remain constant or increase only slightly as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $2,953,385 and $2,978,744 for the six months ended March 31, 2011 and 2010, respectively, a decrease of 2% as a percent of revenue. These expenses remained fairly constant between the periods due to cost reductions and realization of efficiencies, despite an increase in the number of subscribers served between the periods. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to continue to decrease slightly as a percent of revenue during the remainder of fiscal 2011 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2011		Six Months Ended March 31, 2010
Call center expenses	$1,083,400	37%	$987,112	33%
General operation expenses	542,623	18%	690,159	23%
Property system maintenance expenses	1,327,362	45%	1,301,473	44%
Total customer service and operation expense	$2,953,385	100%	$2,978,744	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period and increased higher than the proportional subscriber increase between the two periods due to an increase in service levels. General operations expenses decreased due to cost reductions and greater efficiencies between the periods. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily just the number of subscribers), so the increase between the periods was due to an increased number of actual properties, partially offset with some one-time cost reductions.

General and Administrative Expenses.   General and administrative expenses for the six months ended March 31, 2011 and 2010, of $2,165,899 and $2,241,114, respectively, decreased 2% as a percent of revenue due mainly to cost reduction initiatives. Of the general and administrative expenses for the six months ended March 31, 2011 and 2010, the Company had total noncash charges included of $327,383 and $221,309, respectively. These noncash charges are described below:

	Six Months Ended March 31, 2011
	2011	2010
Total general and administrative expense	$2,165,899	$2,241,114

Noncash charges:
Share based compensation - employees (1)	22,687	26,969
Compensation expense through the issuance of restricted common stock for services rendered	—	24,000
Excess discount for the issuance of stock under stock purchase plan	18,322	23,857
Issuance of common stock for bonuses	31,767	—
Provision for compensation expense settled through the issuance of common stock	45,648	—
Bad debt provision	208,959	146,483
Total noncash charges	327,383	221,309
Total general and administrative expense net of noncash charges	$1,838,516	$2,019,805
Percent of revenue	14%	16%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2011 and 2010 of $22,687 and $26,969, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 26 months is approximately $117,000.

General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to decline as a percent of revenue during the remainder of fiscal 2011 as revenues increase.

Other Noncash Charges.   Depreciation and amortization expenses increased from $3,439,387 during the six months ended March 31, 2010 to $3,742,174 during the six months ended March 31, 2011, a 1% increase as a percent of revenue. The dollar increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $168,630 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and total noncash charges of $4,252,329, the Company reported a net loss of $3,493,875 for the six months ended March 31, 2011, compared to noncash charges of $3,812,659 and a reported net loss of $4,158,313 for the six months ended March 31, 2010.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

The following table sets forth for the three months ended March 31, 2011 and 2010 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Change $	Change %
REVENUE	$6,714,132	100%	$6,195,832	100%	$518,300	8%
Direct costs	2,996,035	45%	3,032,074	49%	(36,039)	-1%
Sales expenses	376,675	6%	520,376	8%	(143,701)	-28%
Customer service and operating expenses	1,474,013	22%	1,498,655	24%	(24,642)	-2%
General and administrative expenses	1,102,226	16%	1,060,533	17%	41,693	4%
Depreciation and amortization	1,876,902	28%	1,759,117	29%	117,785	7%
Gain on sale of customers and related property and equipment	(44,000)	-1%	—	0%	(44,000)	100%
OPERATING LOSS	(1,067,719)	-16%	(1,674,923)	-27%	607,204	-36%
Total other loss	(718,921)	-11%	(596,336)	-10%	(122,585)	21%
NET LOSS	$(1,786,640)	-27%	$(2,271,259)	-37%	$484,619	-21%

Revenue.  Revenue for the three months ended March 31, 2011 increased 8% to $6,714,132, compared to revenue of $6,195,832 for the three months ended March 31, 2010. This increase in revenue is mainly attributable to an increase in billable (and higher ARPU) subscribers, price increases, and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2011 as newly acquired subscribers and properties are fully transitioned and marketing programs get underway. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Private cable programming revenue	$1,052,332	16%	$1,155,430	19%
DTH programming revenue and subsidy	4,308,368	64%	3,779,018	61%
Internet access fees	804,035	12%	870,055	14%
Installation fees, wiring and other revenue	549,397	8%	391,329	6%
Total Revenue	$6,714,132	100%	$6,195,832	100%

The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs decreased to $2,996,035 for the three months ended March 31, 2011, as compared to $3,032,074 for the three months ended March 31, 2010, despite a 2% increase in subscribers and certain transition related costs on acquired properties. As a percent of revenue, direct costs declined 4% between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. Even though direct costs are expected to increase during fiscal 2011 as subscribers are added, the Company expects that these costs will continue to decrease as a percent of revenue during the remainder of fiscal 2011 as lower direct cost subscribers are added and broadband circuits continue to decrease in price.

Sales Expenses.  Sales expenses were $376,675 for the three months ended March 31, 2011, compared to $520,376 for the three months ended March 31, 2010, a 2% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. During the remainder of fiscal 2011, the Company expects these expenses to remain constant or increase only slightly as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,474,013 and $1,498,655 for the three months ended March 31, 2011 and 2010, respectively. These expenses remained fairly constant between the periods due to cost reductions and realization of efficiencies, despite a 2% increase in the number of subscribers served between the periods, and in fact, decreased 2% as a percent of revenue. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to continue to decrease slightly as a percent of revenue during the remainder of fiscal 2011 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
Call center expenses	$517,258	35%	$516,521	34%
General operation expenses	309,748	21%	342,265	23%
Property system maintenance expenses	647,007	44%	639,869	43%
Total customer service and operation expense	$1,474,013	100%	$1,498,655	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period and increased proportionally to the subscriber increase between the two periods. General operations expenses decreased due to one-time cost reductions between the periods. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due to an increased number of actual properties, partially offset with some one-time cost reductions.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2011 and 2010 of $1,102,226 and $1,060,533, respectively, decreased 1% as a percent of revenue. Of the general and administrative expenses for the three months ended March 31, 2011 and 2010, the Company had total noncash charges included of $179,271 and $97,532, respectively. These noncash charges are described below:

	Three Months Ended March 31,
	2011	2010
Total general and administrative expense	$1,102,226	$1,060,533
Noncash charges:
Share based compensation - employees (1)	10,498	14,457
Compensation expense through the issuance of restricted common stock for services rendered	—	12,000
Excess discount for the issuance of stock under stock purchase plan	17,576	23,857
Provision for bonuses settled through issuance of common stock	31,767	—
Provision for compensation expense settled through the issuance of common stock	45,648	—
Bad debt provision	73,782	47,218
Total noncash charges	179,271	97,532
Total general and administrative expense net of noncash charges	$922,955	$963,001
Percent of revenue	14%	16%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended March 31, 2011 and 2010, amortized over the requisite vesting period, of $10,498 and $14,457, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 26 months is approximately $117,000.

General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to decline as a percent of revenue during the remainder of fiscal 2011 as revenues increase.

Other Noncash Charges.  Depreciation and amortization expenses increased from $1,759,117 for the three months ended March 31, 2010, to $1,876,902 for the three months ended March 31, 2011. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods.  Interest expense included noncash charges of $84,315 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and total noncash charges of $2,154,630, the Company reported a net loss of $1,786,640 for the three months ended March 31, 2011, compared to noncash charges of $1,936,797 and a reported net loss of $2,271,259 for the three months ended March 31, 2010.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company borrowed $1,476,264 on its Credit Facility during the quarter ended March 31, 2011, and as of that date, the Company has borrowed a total of $24,558,435, which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million, the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers.  EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization.  As of March 31, 2011, $5,441,565 remains available for borrowing under the Credit Facility, and the Company has met the required covenants to access the Credit Facility up to $30 million, should it so choose.

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

The Company did not incur or record a provision for income tax for the six months ended March 31, 2011 and 2010 due to the net loss. The net operating loss carry forward expires on various dates through 2029, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but cannot assure, that the combination of revenues, expected revenue increases, and the remaining available balance under the Credit Facility up to $30 million will provide it with the needed capital to maintain operations through March 31, 2012. Should the Company begin to accelerate subscriber growth, it may have to rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

SIX MONTHS ENDED MARCH 31, 2011 AND 2010

During the six months ended March 31, 2011 and 2010, the Company recorded a net loss of $3,493,875 and $4,158,313, respectively. At March 31, 2011, the Company had an accumulated deficit of $64,445,079.

Cash Balance.  At March 31, 2011, the Company had cash and cash equivalents of $72,343, compared to $324,524 at September 30, 2010. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2011, the Company increased the amount borrowed against the Credit Facility by $1,476,264.  As of March 31, 2011, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility up to $30 million, will provide it with the needed funds to maintain operations at least through March 31, 2012.

Operating Activities.  Company operations provided net cash of $281,765 during the six months ended March 31, 2011 and used net cash of $627,557 for the six months ended March 31, 2010.  Net cash provided by (used in) operating activities included a decrease of $867,970 and $907,346 in accounts payable and other accrued liabilities during the six months ended March 31, 2011 and 2010, respectively. Additionally, during the six months ended March 31, 2011 and 2010 there was an increase of $228,162 and a decrease of $517,046 in accounts and other receivables, respectively, and prepaid expenses and deposits decreased $245,215 and $113,209, respectively. During the six months ended March 31, 2011 and 2010, deferred revenue increased $409,453 and decreased $3,926, respectively.

Net loss for the six months ended March 31, 2011 and 2010 was $3,493,875 and $4,158,313, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $4,252,329 and $3,812,659, respectively.

Investing Activities.  During the six months ended March 31, 2011 and 2010, the Company purchased $1,583,295 and $3,029,517, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods.  During the six months ended March 31, 2011 and 2010, the Company paid $373,701 and $793,944, respectively, for the acquisition of intangible assets and related fees. During the six months ended March 31, 2011, the Company received $89,651 in proceeds for the sale of subscribers and related property and equipment to Comcast and during the six months ended March 31, 2010, the Company received $5,000 in proceeds for the disposal of equipment.

Financing Activities.  During the six months ended March 31, 2011 and 2010, the Company incurred $150,000 in deferred financing costs in each period, and increased by $1,476,264, and $4,643,431, the amount borrowed through the Credit Facility, respectively. Equity financing activity provided $7,135 from 2,785 shares of common stock and $4,705 from 1,471 shares of common stock purchased by employees through the Employee Stock Purchase Plan during the six months ended March 31, 2011 and 2010, respectively.

Working Capital.  As at March 31, 2011, the Company had negative working capital of approximately $2,740,000, compared to negative working capital of approximately $2,714,000 as at September 30, 2010. To minimize the draw on the Credit Facility and the liability, the Company expects to be neutral or slightly negative working capital in fiscal 2011. The Company believes, but cannot assure, that it will have sufficient funds to meet current operating activity obligations through current revenue levels, expected revenue growth, cost cutting, and the funds available through the Credit Facility up to $30 million, to maintain operations through March 31, 2012.  Should the Company accelerate growth, it may have to rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

Capital Commitments and Contingencies.  The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Commitments and Contingencies.  The Company believes, but can not assure, that it has sufficient liquidity to fund operating expenses through March 31, 2012 and beyond. To fund future organic growth and acquisitions, the Company has been and will continue to (i) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (ii) accelerate deployments and growth under the DIRECTV CapEx Program which does not require significant capital, and/or (iii) pursue negotiations with certain entities for the sale of Company non-core assets.   There is no assurance that the Company will be successful in the financing of this or any of the other above directives.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.  CONTROLS AND PROCEDURES

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

As of March 31, 2011 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of March 31, 2011 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed on December 21, 2010.  There have been no material changes in the Company’s assessment of its risk factors during the six months ended March 31, 2011.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 12, 2011	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 12, 2011	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration