Form 10-Q
period 2011-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2011-08-12
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2011
Common Stock, $0.001 par value per share	5,485,669 shares

MDU COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
June 30, 2011 (Unaudited) and September 30, 2010 (See Note 1)

	June 30,	September 30,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,309	$324,524
Accounts and other receivables, net of an allowance of $1,286,987 and $913,786	1,751,886	1,470,401
Prepaid expenses and deposits	675,753	645,719
TOTAL CURRENT ASSETS	2,547,948	2,440,644

Telecommunications equipment inventory	632,029	843,082
Property and equipment, net of accumulated depreciation of $32,079,959 and $28,240,886	20,746,118	22,696,096
Intangible assets, net of accumulated amortization of $8,161,343 and $7,417,568	2,198,051	2,470,875
Deposits, net of current portion	67,530	64,450
Deferred finance costs, net of accumulated amortization of $1,162,510 and $934,449	310,939	339,000
TOTAL ASSETS	$26,502,615	$28,854,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$3,191,112	$2,698,920
Other accrued liabilities	1,074,709	1,793,951
Current portion of deferred revenue	972,709	661,903
TOTAL CURRENT LIABILITIES	5,238,530	5,154,774

Deferred revenue, net of current portion	112,673	186,021
Credit line borrowing, net of debt discount	25,885,945	23,060,026
TOTAL LIABILITIES	31,237,148	28,400,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,503,111 and 5,395,886 shares issued and 5,485,669 and 5,378,444 outstanding	5,504	5,396
Additional paid-in capital	61,827,388	61,467,458
Accumulated deficit	(66,499,101)	(60,951,204)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(4,734,533)	453,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$26,502,615	$28,854,147

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
Nine and Three Months Ended June 30, 2011 and 2010
(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
REVENUE	$20,254,067	$19,274,086	$6,815,207	$6,664,388

OPERATING EXPENSES
Direct costs	9,099,461	8,996,252	3,130,141	3,074,319
Sales expenses	1,084,501	1,606,660	363,603	560,343
Customer service and operating expenses	4,432,407	4,327,791	1,479,022	1,349,047
General and administrative expenses	3,376,774	3,392,712	1,210,875	1,151,598
Depreciation and amortization	5,665,545	5,262,507	1,923,371	1,823,120
Gain on sale of customers and property and equipment	(60,416)	—	—	—
TOTALS	23,598,272	23,585,922	8,107,012	7,958,427

OPERATING LOSS	(3,344,205)	(4,311,836)	(1,291,805)	(1,294,039)

Other income (expense)
Interest income	19	340	—	135
Interest expense	(2,203,711)	(1,803,443)	(762,217)	(662,722)
NET LOSS	$(5,547,897)	$(6,114,939)	$(2,054,022)	$(1,956,626)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.02)	$(1.14)	$(0.37)	$(0.36)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,420,287	5,360,875	5,480,359	5,377,904

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statement of Stockholders’ Equity (Deficiency)
Nine Months Ended June 30, 2011 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2010	5,395,886	$5,396	(17,442)	$(68,324)	$61,467,458	$(60,951,204)	$453,326
Issuance of common stock through employee stock purchase plan	2,785	3			8,347		8,350
Issuance of common stock for employee bonuses	48,125	48			153,797		153,845
Issuance of common stock for employee wages	23,315	24			70,265		70,289
Issuance of restricted common stock for compensation for services rendered	33,000	33			88,737		88,770
Share-based compensation - employees					38,784		38,784
Net loss						(5,547,897)	(5,547,897)
Balance, June 30, 2011	5,503,111	$5,504	(17,442)	$(68,324)	$61,827,388	$(66,499,101)	$(4,734,533)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2011 and 2010 (Unaudited)

	For the Nine Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(5,547,897)	$(6,114,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	349,934	243,470
Depreciation and amortization	5,665,545	5,262,507
Share-based compensation expense - employees	38,784	41,426
Charge to interest expense for amortization of deferred finance costs and debt discount	261,279	236,280
Compensation expense for issuance of common stock through employee stock purchase plan	28,930	24,481
Compensation expense for issuance of common stock for employee bonuses	31,767	—
Compensation expense for issuance of common stock for employee services	59,790	—
Compensation expense for issuance of restricted common stock for compensation	88,770	28,000
Gain on sale of customers and property and equipment	(60,416)	—
Loss (gain) on write-off of property and equipment	33,446	(886)
Changes in operating assets and liabilities:
Accounts and other receivables	(631,419)	128,554
Prepaid expenses and deposits	(33,114)	(92,077)
Accounts payable	492,192	(21,284)
Other accrued liabilities	(614,380)	(189,587)
Deferred revenue	237,458	(177,873)
Net cash provided by (used in) operating activities	400,669	(631,928)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,673,151)	(4,871,727)
Proceeds from the sale of customers and property and equipment	89,651	5,000
Acquisition of intangible assets	(621,220)	(833,846)
Net cash used in investing activities	(3,204,720)	(5,700,573)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	2,792,701	6,095,229
Deferred financing costs	(200,000)	(150,000)
Proceeds from purchase of common stock through employee stock purchase plan	7,135	8,575
Net cash provided by financing activities	2,599,836	5,953,804
NET DECREASE IN CASH AND CASH EQUIVALENTS	(204,215)	(378,697)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	324,524	688,335
CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,309	$309,638

	For the Nine Months Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 48,215 and 40,291 shares of common stock for employee bonuses	$104,862	$130,121

Issuance of 29,763 shares of restricted common stock for services rendered	$—	$11,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,918,842	$1,511,782

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Condensed Consolidated Financial Statements
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

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility, management believes that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through June 30, 2012. The Company currently has access to its Credit Facility up to $30 million. Although the Company believes that it has sufficient liquidity to maintain operations, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future through equity or debt financings and/or the sale of certain assets.

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

Recently Issued and Not Yet Effective Accounting Pronouncements:

In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not believe that this update will have an impact on its operations.

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

For the nine and three months ended June 30, 2011 and 2010 basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the nine and three months ended June 30, 2011 and 2010, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Nine Months Ended June 30,
	2011	2010
Warrants	175,000	175,000
Options	285,230	243,100
Potentially dilutive common shares	460,230	418,100

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2011 and 2010, the Company recognized share-based compensation expense for employees of $38,784 and $41,426, respectively, and $16,097 and $14,457 for the three months ended June 30, 2011 and 2010, respectively.

The fair values of options granted during the nine months ended June 30, 2011 and 2010 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Nine Months Ended June 30,
	2011	2010
Expected volatility	196%	82%
Risk-free interest rate	1.75%	2.20%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

During the three months ended June 30, 2011, the three independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2010 and ending in 2011, and (ii) 1,000 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 30,000 shares of restricted stock were issued during the three months ended June 30, 2011 with a fair value of $80,700 based on the quoted market price at the grant date recognized as compensation during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Company issued 3,000 shares of restricted common stock to an executive. As a result, the Company recognized $8,070 as compensation expense based on the quoted market price at the grant date.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2011:

	Number of Options Outstanding		Weighted Avg. Exercise Price Per Share	Weighted Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2010	227,600		$4.00
Granted (weighted average fair value of $2.59 per share)	57,630	(1)	$2.95
Expired / Forfeited	—		—
Exercised	—		—
Outstanding at June 30, 2011	285,230		$3.75	26	$30,618
Exercisable at June 30, 2011	192,853		$4.23	1.9	$23,973

(1)
On November 17, 2010, the Board of Directors granted 5,000 five-year options each to two employees from the 2001 Stock Option Plan at an exercise price of $3.00 per share. On March 18, 2011, the Board of Directors granted 17,630 five-year options collectively to twelve employees and 30,000 five-year options to a consultant from the 2001 Stock Option Plan at an exercise of $2.94 per share.

An additional noncash charge of approximately $110,000 is expected to vest and be recognized subsequent to June 30, 2011 over a weighted average period of 23 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods. Per the expiration terms of the 2001 Stock Option Plan, as of March 20, 2011 no further grants from the 2001 Stock Option Plan can be made.

Employee Stock Purchase Plan:

In April 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The Company recognized expense for the full discount for the nine months ended June 30, 2011 of $1,215.

During the nine months ended June 30, 2011, the Company issued 34,255 shares of common stock from the 2009 ESPP for year end bonus amounts of $99,060, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. The entire $99,060 bonus amount was accrued in the year ended September 30, 2010, but such shares were not issued until fiscal 2011. The Company recognized expense for the full discount of $17,470, with $11,668 accrued in the nine months ended June 30, 2011 and $5,802 accrued in the year ended September 30, 2010. Additionally, during the three months ended June 30, 2011, the Company issued 13,870 shares of common stock from the 2009 ESPP for bonus amounts of $31,767, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. The Company recognized expense for the full discount of $5,548 for the quarter ended June 30, 2011.

During the nine months ended June 30, 2011, the Company issued 2,785 shares of common stock for aggregate proceeds of $7,135 from employees who purchased shares under the 2009 ESPP through accrued payroll compensation. Additionally, during the nine and three months ended June 30, 2011, the Company issued 23,315 and 12,651 shares of common stock, respectively, for $59,790 and $28,970, respectively, in lieu of wages deferred under the 2009 ESPP. The Company recognized expense for the full discount for the nine and three months ended June 30, 2011 of $10,499 and $5,060, respectively.

Warrants:

During the nine months ended June 30, 2011, no warrants were granted or exercised, and no warrants expired. As of June 30, 2011, 175,000 warrants remained outstanding at a weighted average exercise price of $7.10 per share.

Treasury Stock:

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period. The plan expired according to its terms on December 19, 2009. As of June 30, 2011, the Company holds 17,442 shares of common stock as treasury stock.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. The Credit Facility is secured by the assets of the Company. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement.  The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $32 million at June 30, 2011. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Company borrowed $2,792,701 on its Credit Facility during the nine months ended June 30, 2011, with total borrowing at $25,885,945, which is reflected in the accompanying consolidated balance sheet as of June 30, 2011, net of debt discount of $88,581. The outstanding principal is payable on June 30, 2013. As of June 30, 2011, $4,114,055 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the nine months ended June 30, 2011, the Company incurred an additional annual $200,000 deferred finance cost that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2011, February 2012, March 2012 and May 2012. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $261,279 and $92,649 for the nine and three months ended June 30, 2011, respectively.

6.	ACQUISITION OF SUBSCRIBERS AND EQUIPMENT

During the nine months ended June 30, 2011, the Company acquired assets in multiple properties containing 32,100 units for the amount of $1,397,350, representing fixed assets and intangible assets, inclusive of access agreements. The acquisition costs of all acquired access agreements and equipment were allocated to the fair value of the assets acquired, as set forth below:

Property and equipment	$777,594
Amortizable intangible assets	619,756
Total acquisition cost and fees of all acquired access agreements and equipment during the nine months ended June 30, 2011	$1,397,350

7.	GAIN/LOSS ON SALE OR DISPOSAL OF CUSTOMERS AND RELATED PROPERTY AND EQUIPMENT

The Company wrote-off assets during the nine months ended June 30, 2011 in the amount of $33,446, which is reported in customer service and operating expenses.

On December 16, 2010, the Company sold subscribers and certain related property and equipment to Comcast of California IX, Inc. (“Comcast”). The gain for the quarter ended December 31, 2010 was $16,416. As a result of the subscriber true-up in the quarter ended March 31, 2011, an additional gain of $44,000 was recognized for total proceeds of $89,651.

8.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the nine and three months ended June 30, 2011 and 2010 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation allowance against those potential benefits.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities as of June 30, 2011 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value as of June 30, 2011 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

10.	SUBSEQUENT EVENTS

On July 14, 2011, the Company held its Annual General Meeting of Stockholder with the results of such meeting disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Issued and Not Yet Effective Accounting Pronouncements
•	Recently Adopted Accounting Pronouncements
•	Results of Operations – Nine and Three Months Ended June 30, 2011 Compared to Nine and Three Months Ended June 30, 2010
•	Liquidity and Capital Resources - Nine Months Ended June 30, 2011

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the nine month period ended June 30, 2011 increased 5% over the same period in fiscal 2010 from $19,274,086 to $20,254,067. However, recurring revenue between the same periods increased by 9% due to $708,650 in non-recurring HD upgrade subsidy included in the nine months ended June 30, 2010 revenue and $0 in the nine months ended June 30, 2011.  EBITDA (as adjusted) for the nine months ended June 30, 2011 also increased significantly over the same period in fiscal 2010 from $1,288,388 to $2,919,334. The Company expects EBITDA (as adjusted) to continue to improve during the remainder of fiscal 2011 as (i) it adds subscribers through organic growth and in recently acquired properties, (ii) direct costs from recent acquisitions continue to normalize and scale is maximized, and (iii) previous revenue generating and cost-saving measures continue to take hold.

The Company also experienced a reduction (as a percent of revenue) in direct costs of 2%, in sales expenses of 3%, in customer service and operating expenses of just under 1%, and in general and administrative expense of 1% for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. The fact that the Company’s expenses were collectively lower as a percent of revenue, while servicing an increased subscriber base, is evidence of the incremental financial benefit realized from new subscriber growth and scale.

On April 6, 2011, the Company entered into a new agreement with AT&T Video Services, Inc. to acquire 53 additional properties containing 12,528 units and 5,247 digital video subscribers. The acquisition and transition of these properties subscribers occurred late in the quarter ending June 30, 2011, and as a result, the positive impact on revenue and EBITDA (as adjusted) from these subscribers will not be realized until the Company’s fourth fiscal quarter.  The Company reports 79,825 subscribers to its services as of June 30, 2011, a 5% increase in its subscriber base from June 30, 2010, however, the Company experienced approximately 1,000 seasonal disconnects during the quarter, which, exclusive of such, would have increased subscriber growth by 6.5%. Additionally, during the quarter ended June 30, 2011, the Company had 20 properties and 6,197 units in work-in-process (“WIP”) which will contribute to organic growth in the upcoming quarters. The Company’s breakdown of total subscribers by type and kind is outlined below:

Service Type	Subscribers as of June 30, 2010	Subscribers as of Sept. 30, 2010	Subscribers as of Dec. 31, 2010	Subscribers as of Mar. 31, 2011	Subscribers as of June 30, 2011
Bulk DTH –DIRECTV	15,784	16,143	16,489	16,943	20,328
Bulk BCA -DIRECTV	10,319	10,339	10,418	10,621	10,403
DTH -DIRECTV Choice/Exclusive	17,032	17,477	21,323	21,246	22,577
Bulk Private Cable	17,824	16,112	15,166	13,174	13,125
Private Cable Choice/ Exclusive	3,141	3,010	4,081	3,665	2,669
Bulk ISP	6,102	6,121	5,508	5,887	5,887
ISP Choice or Exclusive	5,689	5,484	5,534	5,356	4,818
Voice	25	26	26	22	18
Total Subscribers	75,916	74,712	78,545	76,914	79,825

The Company’s average revenue per unit (“ARPU”) at June 30, 2011 was $29.04, a 3% decrease over the year ended September 30, 2010 of $29.82, due mainly to the difference in non-recurring HD upgrade subsidy included in the September 30, 2010 ARPU. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 3.9% for DIRECTV’s first fiscal quarter to $88.79 (as disclosed in DIRECTV’s public filings), (ii) a general increase in recurring revenue realized from price increases and the upgrade of properties to the new DIRECTV HD platform and the associated advanced services, and (iii) an increase in the total number of Choice and Exclusive video subscribers that produce a higher ARPU relative to certain other types of subscribers. DIRECTV currently offers over 160 national HD programming channels - the most full time HD channels of any provider, and its first fiscal quarter 2011 represented an 84% increase in net subscriber additions. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company continued in the third fiscal quarter of 2011 a number of previously announced initiatives which began in fiscal 2010 designed to improve EBITDA (as adjusted) and reduce reliance on debt financing. In particular, the Company (i) concluded the transition of the remaining ATTVS properties, (ii) initiated additional price increases and introduced new pricing bundles for video and broadband services, (iii) rolled out additional premium priced broadband services and tiers to several other of its high-speed Internet properties, (iv) negotiated direct cost reductions for broadband circuits, and (v) continued to push its “Customer Protection Plan” fee requiring annual pre-payment or monthly auto-payment (eliminating time and costs and reducing bad debt exposure). Due to these and prior initiatives, the Company has achieved continued significant growth in EBITDA (as adjusted).

The Company continued to expand its relationship with DIRECTV in fiscal 2011. As previously announced, to reduce capital spending, but still concentrate on growth, the Company executed the DIRECTV CapEx Agreement, which will allow the Company to leverage its existing infrastructure to provide DIRECTV with deployment services to certain multi-family properties identified by the Company, but where DIRECTV becomes a party to the right of entry agreement. Once a property is identified by the Company, is under contract with DIRECTV and the satellite system constructed and activated, the Company earns fees from DIRECTV by providing certain services. The CapEx Agreement effectively reduces the Company’s capital costs for subscriber growth.

During the quarter ended June 30, 2011, the Company entered into a Construction Contractor Agreement with DIRECTV for it to be an authorized contractor to provide DIRECTV with system design and construction services to support DIRECTV’s multi-family “Connected Properties” program.  Additionally, the Company and DIRECTV have been in discussions that are expected to result in DIRECTV acquiring, for its DIRECTV “Connected Properties” program, a portion of the Company’s business assets relating to the provisioning of DIRECTV satellite services to multi-family properties that the Company has previously wired and that are covered under a current “choice” or “competitive” right of entry (access) agreement. In return, the Company would receive an acquisition fee based on each wired unit in the properties, a sales commission (dependent on the type and length of the right of entry agreement and number of wired units in the property) and, in accordance with the Company’s new Construction Contractor Agreement, system design and construction fees to upgrade the properties to deliver incremental advanced services.  The first phase of this divestiture includes 17 properties comprising 4,000 residences and should conclude prior to September 30, 2011. A second phase involving the transfer of additional properties is currently being discussed. Such a divestiture, to which the Company makes no representation as to its likelihood, would facilitate the Company’s ability to (i) concentrate on “exclusive” and “bulk” video and broadband service offerings, (ii) reduce expenses as servicing “choice” properties is less cost effective than servicing bulk and exclusive properties and subscribers, and (iii) launch a new sales, design and construction division to augment its existing business by leveraging the Company’s expertise to sell and deploy “choice” properties for the DIRECTV “Connected Properties” program.

In addition, the Company is still continuing negotiations with several companies that it deems significant strategic acquisition/merger prospects. Two of these companies have a significant presence in the multi-family space and collectively have in excess of 70,000 subscribers (in mostly bulk or exclusive properties) as well as strong broadband capabilities. The Company previously executed a term sheet for a combined debt and equity financing of up to $10.25 million with the net proceeds to be used for one of the above-mentioned acquisitions should terms be reached. Additionally, the Company has been in discussions with its existing lenders regarding an increase and term extension to its existing Credit Facility to accommodate asset acquisitions, should terms be reached. The Company makes no representations that these acquisition/merger and financing negotiations will result in any closed transactions.

On July 14, 2011, the Company held its Annual General Meeting of Stockholders in Totowa, New Jersey. Three issues were put forth to the stockholders; (i) election of one director, (ii) approval of an amendment to increase the number of authorized shares in the 2009 Employee Stock Purchase Plan from 150,000 to 600,000, and (iii) ratification of appointment of independent registered public accountants for fiscal 2011. As a result of the meeting vote, J.E. “Ted” Boyle was not re-elected to the Board of Directors, the increase in authorized shares for the 2009 Employee Stock Purchase Plan was not approved and J.H. Cohn L.L.P. was ratified as the independent registered public accountants for fiscal 2011.

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

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from net income or loss of - in the Company's case - interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the Unites States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the nine months ended June 30, 2011 and 2010, the Company reported EBITDA (as adjusted) of $2,919,334 and $1,288,388, respectively. For the three months ended June 30, 2011 and 2010, the Company reported EBITDA (as adjusted) of $888,016 and $645,284, respectively. The nine and three months ended June 30, 2010 included $708,650 and $250,650, respectively, in non-recurring subsidy received from the HD upgrade program, whereas the nine and three months ended June 30, 2011 had $0. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Nine Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010
EBITDA	$2,919,334	$1,288,388	$888,016	$645,284
Interest Expense	(1,942,432)	(1,567,163)	(669,568)	(578,405)
Deferred finance costs and debt discount amortization (interest expense)	(261,279)	(236,280)	(92,649)	(84,317)
Provision for doubtful accounts	(349,934)	(243,470)	(140,975)	(96,987)
Depreciation and Amortization	(5,665,545)	(5,262,507)	(1,923,371)	(1,823,120)
Share-based compensation expense - employees	(38,784)	(41,426)	(16,097)	(14,457)
Compensation expense for issuance of common stock through employee stock purchase plan	(28,930)	(24,481)	(10,608)	(624)
Compensation expense for issuance of common stock for employee bonuses	(31,767)	—	(31,767)	—
Compensation expense for issuance of common stock for employee wages	(59,790)	—	(28,970)	—
Compensation expense accrued to be settled through the issuance of common stock	—	—	60,737	—
Compensation expense through the issuance of restricted common stock for services rendered	(88,770)	(28,000)	(88,770)	(4,000)
Net Loss	$(5,547,897)	$(6,114,939)	$(2,054,022)	$(1,956,626)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the nine months ended June 30, 2011, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENTS

In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not believe that this update will have a material impact on its operations.

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

NINE MONTHS ENDED JUNE 30, 2011 COMPARED TO NINE MONTHS ENDED JUNE 30, 2010

The following table sets forth for the nine months ended June 30, 2011 and 2010 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2011		Nine Months Ended June 30, 2010		Change ($)	Change (%)
REVENUE	$20,254,067	100%	$19,274,086	100%	$979,981	5%
Direct costs	9,099,461	45%	8,996,252	47%	103,209	1%
Sales expenses	1,084,501	5%	1,606,660	8%	(522,159)	-32%
Customer service and operating expenses	4,432,407	22%	4,327,791	22%	104,616	2%
General and administrative expenses	3,376,774	17%	3,392,712	18%	(15,938)	0%
Depreciation and amortization	5,665,545	28%	5,262,507	27%	403,038	8%
Gain on sale of customers and property and equipment	(60,416)	0%	—	0%	(60,416)	100%
OPERATING LOSS	(3,344,205)	-17%	(4,311,836)	-22%	967,631	-22%
Total other expense	(2,203,692)	-10%	(1,803,103)	-10%	(400,589)	22%
NET LOSS	$(5,547,897)	-27%	$(6,114,939)	-32%	$567,042	-9%

Revenue. Revenue for the nine months ended June 30, 2011 increased 5% to $20,254,067, compared to revenue of $19,274,086 for the nine months ended June 30, 2010. The nine month revenue for June 30, 2010 included $708,650 in one-time installation revenue from the DIRECTV HD upgrade subsidy compared to $0 corresponding HD upgrade subsidy revenue in the nine month revenue for June 30, 2011. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 9% growth in “recurring revenue” during the periods. This increase in recurring revenue is mainly attributable to the increase in billable (and higher ARPU) subscribers, instituted price increases and a higher percentage of customers subscribing to advanced services. The Company expects total revenue to increase during the remainder of fiscal 2011 as newly acquired subscribers and properties are fully transitioned and marketing programs get underway. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	Nine Months Ended June 30, 2011		Nine Months Ended June 30, 2010
Private cable programming revenue	$3,125,207	15%	$3,445,436	18%
DTH programming revenue and subsidy	12,900,916	64%	11,333,892	59%
Internet access fees	2,413,618	12%	2,519,291	13%
Installation fees, wiring and other revenue	1,814,326	9%	1,975,467	10%
Total Revenue	$20,254,067	100%	$19,274,086	100%

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

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased slightly to $9,099,461 for the nine months ended June 30, 2011, as compared to $8,996,252 for the nine months ended June 30, 2010, due to the 5% increase in subscriber base between the periods, however, as a percent of revenue, direct costs declined 2% between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. Even though direct costs are expected to increase during fiscal 2011 as subscribers are added, the Company expects that these costs will continue to decrease as a percent of revenue during the remainder of fiscal 2011 as lower direct cost subscribers are added and broadband circuits continue to decrease in price.

Sales Expenses. Sales expenses were $1,084,501 for the nine months ended June 30, 2011, compared to $1,606,660 for the nine months ended June 30, 2010, a 3% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. During the remainder of fiscal 2011, the Company expects sales expenses to remain constant or increase slightly as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,432,407 and $4,327,791 for the nine months ended June 30, 2011 and 2010, respectively. These expenses remained fairly constant between the periods due to cost reductions and realization of efficiencies, despite an increase in the number of subscribers served between the periods. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to continue to decrease slightly as a percent of revenue during the remainder of fiscal 2011 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2011		Nine Months Ended June 30, 2010
Call center expenses	$1,647,972	37%	$1,456,291	34%
General operation expenses	806,776	18%	998,253	23%
Property system maintenance expenses	1,977,659	45%	1,873,247	43%
Total customer service and operation expense	$4,432,407	100%	$4,327,791	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period and increased relatively proportionally to subscriber growth between the two periods. General operations expenses decreased due to cost reductions and greater efficiencies between the periods. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due to an increased number of actual properties, partially offset with some one-time cost reductions.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2011 and 2010, of $3,376,774 and $3,392,712, respectively, decreased 1% as a percent of revenue due mainly to cost reduction initiatives. Of the general and administrative expenses for the nine months ended June 30, 2011 and 2010, the Company had total noncash charges included of $583,833 and $337,377, respectively. These noncash charges are described below:

	Nine Months Ended June 30,
	2011	2010
Total general and administrative expenses	$3,376,774	$3,392,712

Noncash charges:
Share based compensation - employees (1)	38,784	41,426
Compensation expense through the issuance of restricted common stock for services rendered	88,770	28,000
Excess discount for the issuance of stock under stock purchase plan	28,930	24,481
Issuance of common stock for bonuses	31,767	—
Provision for compensation expense settled through the issuance of common stock	45,648	—
Bad debt provision	349,934	243,470
Total noncash charges	583,833	337,377
Total general and administrative expense net of noncash charges	$2,792,941	$3,055,335
Percent of revenue	14%	16%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2011 and 2010 of $38,784 and $41,416, respectively, amortized over the requisite vesting period. The total stock-based compensation expense not yet recognized and expected to vest over the next 23 months is approximately $110,000.

General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to decline as a percent of revenue during the remainder of fiscal 2011 as revenues increase.

Other Noncash Charges. Depreciation and amortization expenses increased from $5,262,507 during the nine months ended June 30, 2010 to $5,665,545 during the nine months ended June 30, 2011, a 1% increase as a percent of revenue. The dollar increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $261,279 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $6,524,799, the Company reported a net loss of $5,547,897 for the nine months ended June 30, 2011, compared to noncash charges of $5,836,164 and a reported net loss of $6,114,939 for the nine months ended June 30, 2010.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

The following table sets forth for the three months ended June 30, 2011 and 2010 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Change ($)	Change (%)
REVENUE	$6,815,207	100%	$6,664,388	100%	$150,819	2%
Direct costs	3,130,141	46%	3,074,319	46%	55,822	2%
Sales expenses	363,603	5%	560,343	8%	(196,740)	-35%
Customer service and operating expenses	1,479,022	22%	1,349,047	20%	129,975	10%
General and administrative expenses	1,210,875	18%	1,151,598	17%	59,277	5%
Depreciation and amortization	1,923,371	28%	1,823,120	28%	100,251	5%
OPERATING INCOME (LOSS)	(1,291,805)	-19%	(1,294,039)	-19%	2,234	0%
Total other loss	(762,217)	-11%	(662,587)	-10%	(99,630)	15%
NET INCOME (LOSS)	$(2,054,022)	-30%	$(1,956,626)	-29%	$(97,396)	5%

Revenue. Revenue for the three months ended June 30, 2011 increased 2% to $6,815,207, compared to revenue of $6,664,388 for the three months ended June 30, 2010. The three month revenue for June 30, 2010 included $250,650 in one-time installation revenue from the HD upgrade subsidy compared to $0 corresponding HD upgrade subsidy revenue in the three month revenue for June 30, 2011. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 6% growth in “recurring revenue” during the periods. This increase in revenue is mainly attributable to an increase in billable (and higher ARPU) subscribers, price increases and a higher percentage of customers subscribing to advanced services. The Company expects total revenue to increase during the remainder of fiscal 2011 as newly acquired subscribers and properties are fully transitioned and marketing programs get underway. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Private cable programming revenue	$947,158	14%	$1,175,720	18%
DTH programming revenue and subsidy	4,536,816	67%	4,002,924	60%
Internet access fees	774,847	11%	840,456	12%
Installation fees, wiring and other revenue	556,386	8%	645,288	10%
Total Revenue	$6,815,207	100%	$6,664,388	100%

The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy referenced above.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased slightly to $3,130,141 for the three months ended June 30, 2011, as compared to $3,074,319 for the three months ended June 30, 2011, despite a 5% increase in subscribers and certain transition related costs on acquired properties. As a percent of revenue, direct costs remained unchanged between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. Even though direct costs are expected to increase during fiscal 2011 as subscribers are added, the Company expects that these costs will continue to decrease as a percent of revenue during the remainder of fiscal 2011 as lower direct cost subscribers are added and broadband circuits continue to decrease in price.

Sales Expenses. Sales expenses were $363,603 for the three months ended June 30, 2011, compared to $560,343 for the three months ended June 30, 2010, a 3% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. During the remainder of fiscal 2011, the Company expects these expenses to remain constant or increase only slightly as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,479,022 and $1,349,047 for the three months ended June 30, 2011 and 2010, respectively. These expenses increased 2% as a percent of revenue, despite a 5% increase in the number of subscribers served between the periods and certain transition related costs on recently acquired properties. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to generally decrease slightly as a percent of revenue during the remainder of fiscal 2011 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
Call center expenses	$553,715	37%	$469,179	35%
General operation expenses	275,010	19%	308,094	23%
Property system maintenance expenses	650,297	44%	571,774	42%
Total customer service and operation expense	$1,479,022	100%	$1,349,047	100%

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

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 and 2010 of $1,210,875 and $1,151,598, respectively, increased 1% as a percent of revenue, due mainly to increases in noncash charges. Of the general and administrative expenses for the three months ended June 30, 2011 and 2010, the Company had total noncash charges included of $256,450 and $116,068, respectively. These noncash charges are described below:

	Three Months Ended June 30,
	2011	2010
Total general and administrative expenses	$1,210,875	$1,151,598

Noncash charges:
Share based compensation - employees (1)	16,097	14,457
Compensation expense through the issuance of restricted common stock for services rendered	88,770	4,000
Excess discount for the issuance of stock under stock purchase plan	10,608	624
Bad debt provision	140,975	96,987
Total noncash charges	256,450	116,068
Total general and administrative expense net of noncash charges	$954,425	$1,035,530
Percent of revenue	14%	16%

(1)
The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2011 and 2010, amortized over the requisite vesting period, of $16,097 and $14,457, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 23 months is approximately $110,000.

General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to decline as a percent of revenue during the remainder of fiscal 2011 as revenues increase.

Other Noncash Charges. Depreciation and amortization expenses increased from $1,823,120 for the three months ended June 30, 2010 to $1,923,371 for the three months ended June 30, 2011. The increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired over prior periods. Interest expense included noncash charges of $92,649 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $2,272,470, the Company reported a net loss of $2,054,022 for the three months ended June 30, 2011, compared to noncash charges of $2,023,505 and a reported net loss of $1,956,626 for the three months ended June 30, 2010.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company borrowed $1,316,437 on its Credit Facility during the quarter ended June 30, 2011, and as of that date, the Company has borrowed a total of $25,885,945, which is due on June 30, 2013.

To access the Credit Facility above $20 million (which the Company has), the Company must have (i) positive EBITDA of $1 million, on either the higher of a trailing twelve (12) month basis or a six (6) month basis times two, and (ii) 60,000 subscribers. To access the Credit Facility above $25 million (which the Company has), the Company must have (i) positive EBITDA of $3 million on a trailing twelve (12) month basis, and (ii) 65,000 subscribers. EBITDA shall mean the Company’s net income (excluding extraordinary gains and non-cash charges as defined in the Credit Facility) before provisions for interest expense, taxes, depreciation and amortization. As of June 30, 2011, $4,114,055 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income tax for the nine months ended June 30, 2011 and 2010 due to the net loss. The net operating loss carry forward expires on various dates through 2029, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but cannot assure, that the combination of revenues, expected revenue increases, and the remaining available balance under the Credit Facility up to $30 million will provide it with the needed capital to maintain operations through June 30, 2012. Should the Company begin to accelerate subscriber growth, it may have to rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

NINE MONTHS ENDED JUNE 30, 2011 AND 2010

During the nine months ended June 30, 2011 and 2010, the Company recorded a net loss of $5,547,897 and $6,114,939, respectively. At June 30, 2011, the Company had an accumulated deficit of $66,499,101.

Cash Balance. At June 30, 2011, the Company had cash and cash equivalents of $120,309, compared to $324,524 at September 30, 2010. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2011, the Company increased the amount borrowed against the Credit Facility by $2,792,701. As of June 30, 2011, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility up to $30 million, will provide it with the needed funds to maintain operations at least through June 30, 2012.

Operating Activities. Company operations provided net cash of $400,669 during the nine months ended June 30, 2011 and used net cash of $631,928 for the nine months ended June 30, 2010. Net cash provided by (used in) operating activities during the nine months ended June 30, 2011 and 2010 included a decrease of $122,188 and $210,871, respectively, in accounts payable and other accrued liabilities, an increase of $631,419 and a decrease of $128,554, respectively, in accounts and other receivables, and an increase in prepaid expenses and deposits of $33,114 and $92,077, respectively. During the nine months ended June 30, 2011 and 2010, deferred revenue increased $237,458 and decreased $177,873, respectively.

Net loss for the nine months ended June 30, 2011 and 2010 was $5,547,897 and $6,114,939, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $6,524,799 and $5,836,164, respectively.

Investing Activities. During the nine months ended June 30, 2011 and 2010, the Company purchased $2,673,151 and $4,871,727, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the nine months ended June 30, 2011 and 2010, the Company paid $621,220 and $833,846, respectively, for the acquisition of intangible assets and related fees. During the nine months ended June 30, 2011, the Company received $89,651 in proceeds for the sale of subscribers and related property and equipment to Comcast and during the nine months ended June 30, 2010, the Company received $5,000 in proceeds for the disposal of equipment.

Financing Activities. During the nine months ended June 30, 2011 and 2010, the Company incurred $200,000 and $150,000 in deferred financing costs, respectively, and increased by $2,792,701, and $6,095,229, the amount borrowed through the Credit Facility, respectively. Equity financing activity provided $7,135 from 2,785 shares of common stock and $8,575 from 2,719 shares of common stock purchased by employees through the 2009 Employee Stock Purchase Plan during the nine months ended June 30, 2011 and 2010, respectively.

Working Capital. As at June 30, 2011, the Company had negative working capital of approximately $2,691,000, compared to negative working capital of approximately $2,714,000 as at September 30, 2010. To minimize the draw on the Credit Facility and the liability, the Company expects to be neutral or slightly negative working capital in fiscal 2011. The Company believes, but cannot assure, that it will have sufficient funds to meet current operating activity obligations through current revenue levels, expected revenue growth, cost cutting, and the funds available through the Credit Facility up to $30 million, to maintain operations through June 30, 2012. Should the Company accelerate growth beyond current levels, it may have to rely on the DIRECTV CapEx Program, sell assets, or find alternative sources of capital funding.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties; however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Commitments and Contingencies. The Company believes, but can not assure, that it has sufficient liquidity to fund operating expenses through June 30, 2012 and beyond. To fund future organic growth and acquisitions, the Company has been and will continue to (i) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (ii) accelerate deployments and growth under the DIRECTV CapEx Program which does not require significant capital, and/or (iii) pursue negotiations with certain entities for the sale of Company non-core assets. There is no assurance that the Company will be successful in the financing of this or any of the other above directives.

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

As of June 30, 2011 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of June 30, 2011 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, filed on December 21, 2010. There have been no material changes in the Company’s assessment of its risk factors during the three months ended June 30, 2011.

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

32.1- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Sheldon Nelson, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

32.2- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Carmen Ragusa, Jr., Vice President of Finance of MDU Communications International, Inc.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema

101.CAL - XBRL Taxonomy Extension Calculation Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 12, 2011	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 12, 2011	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration