Form 10-K
period 2011-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2011-12-23
CIK 1086139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011, or

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
Yes   ☐  No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer   ☐  Accelerated filer   ☐Non-accelerated filer   ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2011) held by non-affiliates was approximately $13.3 million.

The number of shares of common stock ($0.001 par value) outstanding as of December 23, 2011 was 5,511,759.

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

OVERVIEW

MDU Communications International, Inc. (together with its subsidiaries mentioned below, the “Company”) is a national provider of digital satellite television, high-speed Internet, voice over IP (“VoIP”) and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 32 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, VoIP, and potentially other services, to their residents.

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

Under the DIRECTV Agreement, the Company may not solicit sales for any other DTH digital satellite television service in the United States. Consequently, the Company is primarily dependent on DIRECTV for its digital set-top programming in the United States. During the fiscal year ended September 30, 2011, revenues from all DIRECTV services were approximately 65% of total revenues. DIRECTV is not required to use us on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly itself or through retail stores, as it does for single-family television households.

 DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. DIRECTV is currently delivering 165 national HDTV channels giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, international programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DTH subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future.  Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

MARKET

The United States MDU market represents a large niche market of potential telecommunications customers. There are over 32 million MDU television households out of a total of 130 million U.S. television households. Historically, the MDU market has been served by local franchised cable television operators and the relationship between the property owners and managers that control access to these MDU properties and the cable operator have been significantly strained over the past 20 years due to the monopolistic sentiment of the cable operator.

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

Other Operators. Our next largest competition is other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments.  We also compete with other national DTH operators such as Echostar.

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

GOVERNMENTAL REGULATION

Federal Regulation. In February 1996, Congress passed the Telecommunications Act of 1996, which substantially amended the Federal Communications Act of 1934, as amended (“Communications Act”). This legislation has altered and will continue to alter federal, state, and local laws and regulations affecting the communications industry, including certain of the services we provide. On November 29, 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which amended the Satellite Home Viewer Act. SHVIA permits Direct Broadcast Satellite (“DBS”) operators to transmit local television signals into local markets. In other important statutory amendments of significance to satellite carriers and television broadcasters, the law generally seeks to place satellite operators on an equal footing with cable television operators in regards to the availability of television broadcast programming. SHVIA amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a DBS operator may retransmit local and distant broadcast television stations to subscribers. The law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers. As a result of SHVIA, television stations are generally entitled to seek carriage on any DBS operator’s system providing local service in their respective markets. SHVIA creates a statutory copyright license applicable to the retransmission of broadcast television stations to DBS subscribers located in their markets. Although there is no royalty payment obligation associated with this license, eligibility for the license is conditioned on the satellite carrier’s compliance with the applicable Communications Act provisions and Federal Communication Commission (“FCC”) rules governing the retransmission of such “local” broadcast television stations to satellite service subscribers. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement. We are subject to certain provisions of SHVIA. SHVIA was essentially extended and re-enacted by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”) signed in December of 2004.

On October 31, 2007, the FCC banned the use of exclusivity clauses by franchised cable companies for the provision of video services to MDU properties. The FCC noted that 30% of Americans lived in MDU properties and that competition had been stymied due to these exclusivity clauses. The FCC maintains that prohibiting exclusivity will increase choice and competition for consumers residing in MDUs. Currently this Order only applies to cable companies subject to Section 628 of the Communications Act, which does not include DBS and private cable operators ("PCOs") that do not cross public rights-of-way, such as the Company. Although exempt from this Order, the FCC did reserve judgment on exclusivity clauses used by DBS companies and PCOs until further discussion and comment can be taken and evaluated. The IMCC “Independent Multi-Family Communications Council”, which is a trade association comprised of DBS, PCOs, MDU owners and the supporting industry, continued to lobby to keep DBS and PCOs, who do not cross public rights-of-way, exempt from the Order and in March, 2010 the FCC agreed with the IMCC and upheld the right of PCOs and DBS providers to maintain exclusivity clauses and enter into new exclusive contracts with properties.  The FCC reserved the right to review these matters and address them in the future due to their complexity.

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

Preferential Access Rights.    We generally negotiate exclusive rights (or exclusive rights to marketing or use inside wire) to provide services singularly, or in competition with competing cable providers, and also negotiate where possible “rights-of-first-refusal” to match price and terms of third-party offers to provide other communication services in buildings where we have negotiated broadcast access rights. We believe that these preferential rights of entry are generally enforceable under applicable law, however, current trends at state and federal level suggest that the future enforceability of these provisions may be uncertain. In addition to the October 2007 Order banning exclusive agreements, the FCC has also issued an order prohibiting telecommunications service providers from negotiating exclusive contracts with owners of commercial MDU properties. Although it is open to question whether the FCC has statutory and constitutional authority to compel mandatory access for other providers, there can be no assurance that it will not attempt to do so. There can be no assurance that future state or federal laws or regulations will not restrict our ability to offer access payments, limit MDU owners’ ability to receive access payments or prohibit MDU owners from entering into exclusive agreements, any of which could have a material adverse effect on our business.

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

EMPLOYEES

We had 133 employees, all full-time, as of September 30, 2011. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

The domestic and international economies are experiencing a significant recession. This recession has been magnified by the tightening of the credit markets. The domestic markets may remain depressed for an undeterminable period of time, which could have a material adverse effect on the Company’s revenues and profits.

The Company has incurred losses since inception and may incur future losses.

To date, the Company has not shown a profit in its operations. As of the Company’s year end September 30, 2011, it has accumulated losses of $68,308,114. It cannot assure that it will achieve or attain profitability beyond fiscal 2011. If it cannot achieve operating profitability, the Company may not be able to meet its working capital requirements, which could have a material adverse effect on its business and may impair its ability to continue as a going concern.  If we are unable to continue as a going concern, our stockholders could lose their entire investment in the Company.

The Company depends upon its relationship with DIRECTV.

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not market DTH services for any other provider. Consequently, the Company is primarily dependent upon DIRECTV for its set-top DTH programming service. During the year ended September 30, 2011, revenues from all DIRECTV services were approximately 65% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s Agreement with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the Agreement. Any such termination may have a material effect on the Company’s business.

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

The Company had a net loss of $7.4 million, an accumulated deficit of $68 million and a working capital deficit of approximately $2.1 million at and for the year ended September 30, 2011.  The Company currently has access to its Credit Facility up to $30 million. Although the Company believes that it has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through September 30, 2012, the Company may seek to raise additional capital as necessary to meet certain capital and liquidity requirements in the future through equity or debt financings and/or the sale of certain assets. The Company’s current planned cash requirements for fiscal 2012 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue.  These assumptions may vary from actual results.

Because of the uncertainties in raising additional capital, there can be no assurance that the Company will be able to obtain the necessary capital to finance its growth initiatives. Insufficient capital may require the Company to delay, scale back or stop its proposed development activities.

The Company’s management and operational systems might be inadequate to handle its potential growth.

Potential Company growth could place a significant strain upon its management and operational systems and resources. Failure to manage the Company’s growth effectively could have a material adverse effect upon its business, results of operations and financial condition and could force it to halt continued expansion, causing the Company to lose an opportunity to gain significant market share. The Company’s ability to compete effectively as a provider of digital satellite television and high-speed Internet products and services and to manage future growth will require the Company to continue to improve its operational systems, its organization and its financial and management controls, reporting systems and procedures. The Company may fail to make these improvements effectively. Additionally, the Company’s efforts to make these improvements may divert the focus of its personnel.

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

Involvement in a war or other military action or acts of terrorism may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in (i) delays or cancellations of customer orders, (ii) a general decrease in consumer spending on video broadcast and information technology, (iii) the Company’s inability to effectively market and distribute its products, or (iv) its inability to access capital markets, the Company’s business and results of operations could be materially and adversely affected. The Company is unable to predict whether the involvement in a war or other military action will result in any long-term commercial disruptions or if such involvement or responses will have any long-term material adverse effect on its business, results of operations, or financial condition.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal controls over financial reporting annually. The rules governing the standards that must be met for management to assess its internal controls over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of its internal controls in order to meet the detailed standards under these rules. Although the Company has evaluated its internal controls over financial reporting as effective as of September 30, 2011, it may encounter unanticipated delays or problems in assessing its internal controls as effective or in completing assessments by required dates. In addition, the Company cannot assure that an audit of its internal controls by its independent registered public accountants, if and when required by Sarbanes-Oxley, will result in an unqualified opinion. If the Company cannot assess its internal controls as effective, investor confidence and share value may be negatively impacted.

Change of control may adversely affect certain contractual relationships.

Change in control of the Company, through ownership, beneficial ownership or majority representation on the Board of Directors, may have an adverse effect on certain contractual relationships, including those with our financing partners, programming partners, property owners and executive management.  For example, pursuant to the terms and conditions of the Company’s amended financing agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP, dated June 30, 2008, as set forth in Forms 8-K filed July 3, 2008 and July 11, 2008, a change in control is a condition of default.  Elements constituting a change of control can include a majority changeover in the directors comprising the Board or a beneficial shareholder (or group) acquiring an over 50% voting interest in the shares of stock of the Company.  Should this occur, the above lenders reserve the right, among other rights, to provide notice of default and call for immediate repayment of the borrowings outstanding on the credit facility.   Should such event occur, the Company may not be able to make such immediate payment.

Integration or performance of Company acquisitions, joint ventures or mergers may not be as expected.

Acquisitions, mergers and joint ventures entered into by the Company may have an adverse effect on its business. The Company expects to engage in acquisitions, mergers or joint ventures as part of its long-term business strategy. These transactions involve significant challenges and risks, including that the transaction does not advance business strategy, doesn’t realize a satisfactory return on investment, or difficulties may be experienced in the integration of new assets, employees, business systems, and technology, or diversion of management's attention from other businesses. These events could harm the operating results or financial condition of the Company.

Item 1B.	Unresolved Staff Comments

Not required under Regulation S-K for smaller reporting companies.

Item 2.	Properties

Our headquarters are in the greater New York City metropolitan area in Totowa, New Jersey, where we centralize our corporate administrative functions. The office houses our senior management, accounting and billing functions, call center, subscription management system and warehouse. We currently hold a lease in Totowa, New Jersey of 14,909 square feet at a current monthly cost of $17,394, expiring June 30, 2013. We believe that this space is adequate to suit our needs for the foreseeable future.

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through November 30, 2013 at a cost of $4,411 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area.

We currently hold a lease for office and warehouse space in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012 at a cost of $2,793 per month. This space is adequate to suit our needs for the foreseeable future in the South Florida area.

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

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2011 and through the date of this filing, December 23, 2011, the Company is not involved in any litigation that would have a material adverse effect on the Company.

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

Quarter Ended	High	Low
December 31, 2009	$4.90	$2.90
March 31, 2010	$4.00	$2.60
June 30, 2010	$4.10	$2.50
September 30, 2010	$3.40	$2.20
December 31, 2010	$4.05	$2.50
March 31, 2011	$3.87	$2.68
June 30, 2011	$2.69	$2.00
September 30, 2011	$2.75	$1.02

  Holders

On December 21, 2011, the closing price for the Company’s common stock on the OTC Bulletin Board was $1.80 per share. As of December 21, 2011, the Company had approximately 140 stockholders of record of its shares of common stock, with an approximate total of 900 stockholders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION
(September 30, 2011)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	285,230	(1)	$3.75	0
Equity compensation plans not approved by security holders	0		0	0

(1)
The 2001 Stock Option Plan was approved by the stockholders on May 10, 2001, see Note 4 to Consolidated Financial Statements, contained herein, with a total reservation of 560,000 shares of common stock. As of September 30, 2011, 274,770 options have been exercised.

(2)	Per the terms of the 2001 Stock Option Plan, it expired on of March 20, 2011, therefore no further grants from the 2001 Stock Option Plan can be made.

Item 6.	Selected Financial Data

Not required under Regulation S-K for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RECENT DEVELOPMENTS

For the fiscal year ended September 30, 2011, the Company realized total revenue of $27,880,132, an 8% increase over the prior fiscal year’s revenue of $25,933,135. However, “recurring revenue” for the year ended September 30, 2011 (total revenue less the one-time HD upgrade subsidy received) increased by 10.5% over the recurring revenue from the prior fiscal year. Fiscal years ended September 30, 2011 and 2010 included $0 and $708,650 in one-time HD upgrade subsidy revenue, respectively. EBITDA (as adjusted) for the fiscal year ended September 30, 2011 was $3,758,862, or approximately 13.5% of revenue. EBITDA (as adjusted) for the prior fiscal year ended September 30, 2010 was $1,795,008 (inclusive of the $708,650 in one-time HD upgrade subsidy revenue). Net of the one-time HD upgrade subsidy revenue received in fiscal 2010, EBITDA (as adjusted) increased 246% during fiscal 2011.

The Company’s average revenue per unit (“ARPU”) was $29.88 at September 30, 2011, a 6% increase over $28.13, net of the one-time HD upgrade subsidy, for the year ended September 30, 2010. Inclusive of the one-time HD upgrade subsidy, ARPU was $29.82 for the year ended September 30, 2010. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its ARPU will be positively impacted by (i) an increase in the total number of DIRECTV Choice and Exclusive subscribers that produce a higher ARPU relative to certain other types of subscribers, (ii) an increasing ARPU generated from the sale of incremental broadband services to the Company’s subscribers, (iii) a general increase in recurring revenue realized by the Company from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services, and (iv) a shift in the Company’s strategy for certain subscribers whereby it purchases video programming on a wholesale basis and resells the service, along with equipment and other services, to these subscribers on a retail basis. The continued launch and advertising campaign for new DIRECTV HD programming and associated services will continue to provide visibility and incremental revenue from within Company properties.

A continued emphasis on reducing expenses resulted in lower, as a percent of revenue, sales expenses (2.7%), customer service expenses (1%), and general and administrative expenses (.8%), for the year ended September 30, 2011, compared to the year ended September 30, 2010. Collectively, operating expenses, net of depreciation and amortization, were 43.7% of total revenue in fiscal 2011, as compared to 48.2% during fiscal 2010. The fact that the Company’s expenses were lower as a percent of revenue, while serving an increased subscriber base, is evidence of the incremental financial benefit realized from subscriber growth and scale.

The Company’s operating income before depreciation and amortization was approximately 11% of total revenue (approximately $3.04 million) in fiscal 2011, a significant increase when compared to operating income of 5.3% of total revenue (approximately $1.37 million) in fiscal 2010. Depreciation and amortization expense remained relatively constant in dollar terms year-over-year, however, it declined as a percentage of revenue from 27.9% in fiscal 2010 to 26.4% in fiscal 2011. The Company reduced its loss per common share from $1.56 in fiscal 2010 to $1.35 in fiscal 2011.

The Company reports 78,725 subscribers at September 30, 2011, compared to 74,712 subscribers at September 30, 2010, a 5.4% increase. Additionally, as of September 30, 2011, the Company had 23 properties and 6,929 units in work-in-process, which will contribute to organic growth in the upcoming quarters.  The Company’s breakdown of total subscribers by type and kind as of September 30, 2011 is outlined below:

Service Type	Subscribers as of Sept. 30, 2010	Subscribers as of Dec. 31, 2010	Subscribers as of Mar. 31, 2011	Subscribers as of June 30, 2011	Subscribers as of Sept. 30, 2011
Bulk DTH	16,143	16,489	16,943	20,328	20,272
Bulk BCA	10,339	10,418	10,621	10,403	9,880
DTH -Choice/Exclusive	17,477	21,323	21,246	22,577	22,541
Bulk Private Cable	16,112	15,166	13,174	13,125	13,125
Private Cable Choice/ Exclusive	3,010	4,081	3,665	2,669	2,351
Bulk ISP	6,121	5,508	5,887	5,887	5,576
ISP Choice or Exclusive	5,484	5,534	5,356	4,818	4,966
Voice	26	26	22	18	14
Total Subscribers	74,712	78,545	76,914	79,825	78,725

The Company successfully executed a plan in fiscal 2011 to expand its property service portfolio, generate new subscriber growth within properties, increase operating efficiency and improve EBITDA (as adjusted). In particular, the Company (i) concluded the transition of the remaining AT&T Video Services properties to its service platform, (ii) significantly increased its portfolio of digital Bulk DTH properties and subscribers, which provide guaranteed long-term revenue streams, (iii) increased its portfolio of digital DTH Choice and Exclusive properties and subscribers, which generate high ARPU and high gross profit margins, (iv) rolled out new premium priced broadband services and tiers to several of its broadband Internet properties, (v) reduced direct costs for broadband circuits while concurrently increasing significantly the bandwidth and connectivity speeds available to residents, (vi) continued to promote and enroll subscribers in its unique worry-free “Customer Protection Plan” service which requires the annual prepayment or monthly auto-payment of a recurring monthly fee, and (vii) expanded its presence into the South Central and West Coast markets.

The Company entered into a Construction Contractor Agreement with DIRECTV to be an authorized contractor to provide DIRECTV with system design and construction services to support DIRECTV’s multi-family Connected Properties™ program. The Company will utilize existing resources to fulfill project requirements. Additionally, the Company signed a DIRECTV MDU Referral and Right of Entry Acquisition Agreement whereby the Company is an authorized agent to negotiate “choice” right of entry agreements on behalf of DIRECTV for its multi-family Connected Properties™ program.

The Company continues negotiations with several companies that it deems significant strategic acquisition/merger prospects. To assist the Company in assessing its strategic plans, the Company has retained the investment advisory firm of Berkery, Noyes & Co. The Company makes no representations that these acquisition/merger negotiations will result in any closed transactions. The Company continues to assess its core and non-core service areas and has identified certain assets in non-core markets that are being considered for sale. To that end, the Company is engaged with several parties regarding interest for the sale of these assets at prices similar to what the Company has previously received. The Company makes no representations that these sale negotiations will result in any closed transactions.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the years ended September 30, 2011 and 2010, the Company reported EBITDA (as adjusted) of $3,758,862 and $1,795,008, respectively. The year ended September 30, 2010 included $708,650 in non-recurring subsidy received from the HD upgrade program, whereas the year ended September 30, 2011 had $0. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Years Ended September 30,
	2011	2010
EBITDA	$3,758,862	$1,795,008
Interest expense	(2,668,097)	(2,188,774)
Deferred finance costs and debt discount amortization (interest expense)	(358,093)	(320,594)
Provision for doubtful accounts	(454,965)	(317,569)
Depreciation and amortization	(7,370,275)	(7,227,277)
Share-based compensation expense - employees	(54,131)	(55,141)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	(29,884)	(24,481)
Compensation expense for issuance of common stock for employee bonuses	(31,767)	—
Compensation expense for issuance of common stock for employee wages	(59,790)	—
Compensation expense through the issuance of restricted common stock for services rendered	(88,770)	(28,000)
Net Loss	$(7,356,910)	$(8,366,828)

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	For The Year Ended September 30, 2011		For The Year Ended September 30, 2010		Change ($)	Change (%)
REVENUE	$27,880,132	100%	$25,933,135	100%	$1,946,997	8%
Direct costs	12,719,041	46%	12,117,211	47%	601,830	5%
Sales expenses	1,477,150	5%	2,082,219	8%	(605,069)	-29%
Customer service and operating expenses	6,124,063	22%	5,882,934	23%	241,129	4%
General and administrative expenses	4,594,681	17%	4,481,347	17%	113,334	3%
Depreciation and amortization	7,370,275	26%	7,227,277	28%	142,998	2%
Gain on sale of customers and property and equipment	(74,106)	0%	-	0%	(74,106)
OPERATING LOSS	(4,330,972)	-16%	(5,857,853)	-23%	1,526,881	-26%
Total other expense	(3,025,938)	-11%	(2,508,975)	-9%	(516,963)	21%
NET LOSS	$(7,356,910)	-27%	$(8,366,828)	-32%	$1,009,918	-12%

Net Loss.      Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2011 and 2010 of $8,447,675 and $7,973,062, respectively, the Company reported a net loss of $7,356,910 and $8,366,828 for the years ended September 30, 2011 and 2010, respectively.

Revenues.    Revenue for the year ended September 30, 2011 increased 8% to $27,880,132, compared to revenue of $25,933,135 for the year ended September 30, 2010. The revenue for the year ended September 30, 2010 included $708,650 in one-time installation revenue from the DIRECTV HD upgrade subsidy compared to $0 corresponding HD upgrade subsidy revenue in the year ended September 30, 2011. Adjusted for this difference in HD upgrade subsidy, the Company actually realized 10.5% growth in “recurring revenue” during the periods. This increase in recurring revenue is mainly attributable to the increase in billable (and higher ARPU) subscribers, price increases and a higher percentage of customers subscribing to advanced services. Revenue (inclusive of the DIRECTV HD upgrade subsidy) has been derived, as a percent, from the following sources:

	For The Year Ended September 30, 2011		For The Year Ended September 30, 2010
Private cable programming revenue	$4,027,567	15%	$4,584,648	18%
DTH programming revenue and subsidy	18,103,003	65%	15,315,692	59%
Internet access fees	3,180,439	11%	3,351,395	13%
Installation fees, wiring and other revenue	2,569,123	9%	2,681,400	10%
Total Revenue	$27,880,132	100%	$25,933,135	100%

The Company expects DTH programming revenue to continue to increase due to a larger subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The decrease in installation fees, wiring and other revenue is due to the completion of the HD upgrade plan and loss of the subsidy referenced above. The Company expects revenues to increase as it concentrates on increasing the penetration of additional revenue streams obtained from subscribers.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased slightly to $12,719,041 for the year ended September 30, 2011, as compared to $12,117,211 for the year ended September 30, 2010, due to the 5.4% increase in subscriber base between the periods, however, as a percent of revenue, direct costs declined 1% between the periods. The Company expects a proportionate increase in direct costs as subscriber growth continues, however, direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while private cable and broadband subscribers have programming and circuit costs and therefore a higher direct cost. The Company expects direct costs to increase as subscribers are added and also expects that these costs may increase as a percent of revenue as the Company assumes the programming costs for a certain portion of its subscriber base, but which will be slightly offset by (i) the addition of other lower direct cost subscribers, and (ii) the continuing decrease of broadband circuits prices.

Sales Expenses.  Sales expenses were $1,477,150 and $2,082,219 for the years ended September 30, 2011 and 2010, respectively, a 3% decrease as a percent of revenue. The decrease is attributable to cost cutting measures and a concentration of sales and marketing efforts primarily on newly acquired properties. The Company expects sales expenses to remain constant as sales and marketing efforts remain strictly focused, but should continue to decline as a percent of revenue as additional revenue is generated from new subscribers with no corresponding increase in sales and marketing resources. However, dependent on the Company’s involvement in DIRECTV’s Connected Properties program in 2012, sales expenses may increase in dollars and as a percent of revenue.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $6,124,063 and $5,882,934 for the years ended September 30, 2011 and 2010, respectively, a 1% reduction as a percent of revenue. These expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any increase in customer service quality levels, however, the Company anticipates these expenses to continue to decrease slightly as a percent of revenue as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Year Ended September 30, 2011		Year Ended September 30, 2010
Call center expenses	$2,284,878	37%	$2,049,654	35%
General operating expenses	979,332	16%	1,225,666	21%
Property system maintenance expenses	2,859,853	47%	2,607,614	44%
Total customer service and operating expense	$6,124,063	100%	$5,882,934	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period and increased relatively proportionally to subscriber growth between the two periods. General operating expenses decreased due to cost reductions and greater efficiencies. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due primarily to the increased number of actual properties.

Additionally, the Company wrote-off obsolete fixed assets during the year ended September 30, 2011 in the amount of $63,662, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the years ended September 30, 2011 and 2010, remained fairly constant at $4,594,681 and $4,481,347, respectively. Of the general and administrative expenses for the years ended September 30, 2011 and 2010, the Company had total noncash charges included of $705,165 and $425,191, respectively. Excluding the $705,165 and $425,191 in noncash charges from the years ended September 30, 2011 and 2010, respectively, general and administrative expenses were $3,889,516 (14% of revenue) compared to $4,056,156 (16% of revenue), respectively. General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to remain fairly constant, but continue to decline as a percent of revenue.

Gain on Sale of Customers and Property and Equipment.

During the year ended September 30, 2011, the Company sold subscribers and certain related property and equipment to Comcast of California IX, Inc. The gain on the sale was $60,416 on total proceeds of $89,651. Additionally, as part of the Connected Properties transfer initiative with DIRECTV, the Company transferred one property for total proceeds of $22,650 and a gain of $13,690.

There was no gain on sale of customers and property and equipment for the year ended September 30, 2010.

Other Noncash Charges.   Depreciation and amortization expenses increased slightly from $7,227,277 during the fiscal year ended September 30, 2010 to $7,370,275 during the fiscal year ended September 30, 2011, but resulted in a 2% decrease as a percent of revenue. The dollar increase in depreciation and amortization is associated with additional equipment being deployed, including HD upgrade equipment, and other intangible assets that were acquired in prior periods. Interest expense during the year ended September 30, 2011 and 2010 included noncash charges of $358,093 and $320,594, respectively, for the amortization of deferred finance costs and debt discount.

Other Income, Net. During the year ended September 30, 2011, interest expense increased to $3,026,190 from interest expense of $2,509,368 for the year ended September 30, 2010, due mainly to increased Credit Facility borrowing.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2011 and 2010, the Company recorded net losses of $7,356,910 and $8,366,828, respectively. Company operations used net cash of $235,063 and had positive cash flow from operating activities of $305,127 during the years ended September 30, 2011 and 2010, respectively. However, the cause for higher positive cash flow from operating activities for the year ended September 30, 2010 was primarily a result of $708,650 in DIRECTV HD upgrade subsidy with no upgrade revenue in the year ended September 30, 2011. At September 30, 2011, the Company had an accumulated deficit of $68,308,114.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The Company is under no obligation to draw an entire increment at one time. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “EBITDA” shall mean the Company’s net income (excluding extraordinary gains and non-cash charges) before provisions for interest expense, taxes, depreciation and amortization. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%.

The Company borrowed $4,034,141 on its Credit Facility for the year ended September 30, 2011, and as of that date, the Company has borrowed a total of $27,215,966 (not including debt discount of $77,509), which is due on June 30, 2013. As of September 30, 2011, $2,784,034 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the years ended September 30, 2011 and 2010 due to the net loss. The net operating loss carry forward expires on various dates through 2031, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but cannot assure, that the combination of revenues, expected revenue increases, and the remaining available balance under the Credit Facility will provide it with the needed capital to maintain operations through September 30, 2012. Should the Company begin to significantly accelerate subscriber growth, it may have to sell assets or find alternative sources of capital funding.

Cash Position.  At September 30, 2011 and 2010, the Company had cash and cash equivalents of $84,747 and $324,524, respectively. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the year ended September 30, 2011, the Company increased the amount borrowed against the Credit Facility by $4,034,141. As of September 30, 2011, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility will provide it with the needed funds to maintain operations at least through September 30, 2012.

Operating Activities.  Company operations used net cash of $235,063 and provided net cash of $305,127 for the years ended September 30, 2011 and 2010, respectively.

Net cash used in operations for the year ended September 30, 2011 included an increase in accounts receivables of $764,926, a decrease in prepaid expenses of $29,641, a decrease in accounts payable and accrued liabilities of $635,477 and an increase in deferred revenue of $55,378.

Net cash provided by operations for the year ended September 30, 2010 included a decrease in accounts receivables of $283,361, an increase in prepaid expenses of $26,878, an increase in accounts payable and accrued liabilities of $650,533 and a decrease in deferred revenue of $252,712. Additionally, the year ended September 30, 2010 included $708,650 in non-recurring subsidy received from the HD upgrade program, whereas the year ended September 30, 2011 had $0.

The Company’s net losses of $7,356,910 and $8,366,828 for the years ended September 30, 2011 and 2010, respectively, are inclusive of net noncash charges associated primarily with depreciation and amortization, stock options and warrants, and other non-cash charges totaling $8,447,675 and $7,973,062 for the respective periods.

Investing Activities. During the year ended September 30, 2011, the Company (i) purchased $3,288,559 of equipment relating to subscriber additions and HD upgrades for the fiscal year and to be used for future periods, (ii) paid $619,732 for the acquisition of intangible assets and related fees, (iii) received $89,651 in proceeds from the sale of subscribers and related property and equipment to Comcast, and (iv) received $22,650 in proceeds for the sale of subscribers and related property and equipment to DIRECTV.

During the year ended September 30, 2010, the Company (i) purchased $6,687,200 of equipment relating to subscriber additions and HD upgrades for the fiscal year and to be used for future periods, (ii) paid $853,667 for the acquisition of intangible assets and related fees, and (iii) received $5,000 in proceeds on the disposal of equipment.

Financing Activities.  During the year ended September 30, 2011, the Company incurred $250,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $4,034,141. Equity financing activity provided $7,135 from 2,785 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

During the year ended September 30, 2010, the Company incurred $200,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $7,058,354. Equity financing activity provided $8,575 from 2,719 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

Working Capital.  The Company had negative working capital of $2,089,623 and $2,714,130 as of September 30, 2011 and 2010, respectively. The Credit Facility provided $4,034,141 and $7,058,354 in proceeds towards working capital for the years ended September 30, 2011 and 2010, respectively. To minimize the draw on the Credit Facility, the Company expects to be at neutral or slightly negative working capital. The Company believes, but can not assure, that it will have sufficient funds to meet current operating activity obligations through current revenues, expected revenue growth and the funds available through the Credit Facility to maintain operations through at least September 30, 2012.

Capital Commitments and Contingencies.    The Company has access agreements with the owners of MDU properties to supply satellite television and Internet systems and services to the residents of those properties. However, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements.  The Company believes, but can not assure, that it has sufficient liquidity to fund operating expenses through September 30, 2012 and beyond. To fund future organic growth and acquisitions, the Company has been and will continue to (i) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (ii) accelerate deployments and growth through DIRECTV and other programs that do not require significant capital outlay, and/or (iii) pursue negotiations with certain entities for the sale of Company non-core assets. There is no assurance that the Company will be successful in the financing of this or any of the other above directives.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

As of September 30, 2011, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Operating leases	$613,423	$376,299	$237,124	$—
Credit Facility borrowing	27,215,966	—	27,215,966	—
Total contractual obligations	$27,829,389	$376,299	$27,453,090	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. This section summarizes the critical accounting policies and the related judgments involved in their application.

Revenue recognition with respect to initial service or connection:

On June 1, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. Under the DIRECTV Agreement, the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV.

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

For purposes of determining the fair values of options and warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the years ended September 30, 2011 and 2010:

	Years Ended September 30,
	2011	2010
Expected volatility	189%	82%
Risk-free interest rate	1.86%	2.20%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

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

Valuation of deferred tax assets:

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of September 30, 2011 and 2010.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist, (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance was effective for interim and annual periods beginning on or after June 15, 2011. The adoption of “Troubled Debt Restructuring” did not have a material impact on the Company’s financial statements.

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements was effective for financial statements issued for years beginning on or after June 15, 2010. The Company has evaluated the effect that the adoption of Multiple-Deliverable Revenue Arrangements has on its consolidated results of operations, financial position and cash flows, and concluded it did not have a material impact.

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2011 that will become effective in subsequent periods, however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2011 and 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

Off Balance Sheet Arrangements:

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Roseland, New Jersey
December 23, 2011

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Balance Sheets
September 30, 2011 and 2010

	September 30, 2011	September 30, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,747	$324,524
Accounts and other receivables, net of an allowance of $1,390,686 and $913,786	1,780,362	1,470,401
Prepaid expenses and deposits	613,314	645,719
TOTAL CURRENT ASSETS	2,478,423	2,440,644

Telecommunications equipment inventory	554,515	843,082
Property and equipment, net of accumulated depreciation of $32,941,454 and $28,240,886	19,867,246	22,696,096
Intangible assets, net of accumulated amortization of $8,212,000 and $7,417,568	2,024,451	2,470,875
Deposits, net of current portion	67,214	64,450
Deferred finance costs, net of accumulated amortization of $1,248,252 and $934,449	275,197	339,000
TOTAL ASSETS	$25,267,046	$28,854,147

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable	$2,511,776	$2,698,920
Other accrued liabilities	1,240,756	1,793,951
Current portion of deferred revenue	815,514	661,903
TOTAL CURRENT LIABILITIES	4,568,046	5,154,774

Deferred revenue, net of current portion	87,788	186,021
Credit line borrowing, net of debt discount	27,138,457	23,060,026
TOTAL LIABILITIES	31,794,291	28,400,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,503,111 and 5,395,886 shares issued and 5,485,669 and 5,378,444 shares outstanding	5,504	5,396
Additional paid-in capital	61,843,689	61,467,458
Accumulated deficit	(68,308,114)	(60,951,204)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(6,527,245)	453,326
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$25,267,046	$28,854,147

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Operations
Years Ended September 30, 2011 and 2010

	Years Ended September 30,
	2011	2010
REVENUE	$27,880,132	$25,933,135

OPERATING EXPENSES
Direct costs	12,719,041	12,117,211
Sales expenses	1,477,150	2,082,219
Customer service and operating expenses	6,124,063	5,882,934
General and administrative expenses	4,594,681	4,481,347
Depreciation and amortization	7,370,275	7,227,277
Gain on sale of customers and plant and equipment	(74,106)	—
TOTALS	32,211,104	31,790,988

OPERATING LOSS	(4,330,972)	(5,857,853)

Other income (expense)
Interest income	252	393
Interest expense	(3,026,190)	(2,509,368)
NET LOSS	$(7,356,910)	$(8,366,828)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.35)	$(1.56)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,436,767	5,365,632

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Stockholders’ Equity (Deficiency)
Years Ended September 30, 2011 and 2010

	Common Stock		Treasury Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, October 1, 2009	5,349,900	$5,350	(17,442)	$(68,324)	$61,237,866	$(52,584,376)	$8,590,516
Issuance of common stock through employee stock purchase plan	2,719	3			10,078		10,081
Issuance of common stock for employee bonuses	40,291	40			153,066		153,106
Issuance of restricted common stock for compensation for services to be rendered	2,976	3			11,307		11,310
Share-based compensation - employees					55,141		55,141
Net loss						(8,366,828)	(8,366,828)
Balance, October 1, 2010	5,395,886	5,396	(17,442)	(68,324)	61,467,458	(60,951,204)	453,326
Issuance of common stock through employee stock purchase plan	2,785	3			9,301		9,304
Issuance of common stock for employee bonuses	48,125	48			153,797		153,845
Issuance of common stock for employee wages	23,315	24			70,265		70,289
Issuance of restricted common stock for compensation for services rendered	33,000	33			88,737		88,770
Share-based compensation - employees					54,131		54,131
Net loss						(7,356,910)	(7,356,910)
Balance, September 30, 2011	5,503,111	$5,504	(17,442)	$(68,324)	$61,843,689	$(68,308,114)	$(6,527,245)

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2011 and 2010

	Years Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(7,356,910)	$(8,366,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	454,965	317,569
Depreciation and amortization	7,370,275	7,227,277
Share-based compensation expense - employees	54,131	55,141
Charge to interest expense for amortization of deferred finance costs and debt discount	358,093	320,594
Compensation expense for issuance of common stock through employee stock purchase plan	29,884	24,481
Compensation expense for issuance of common stock for employee bonuses	31,767	—
Compensation expense for issuance of common stock for employee services	59,790	—
Compensation expense for issuance of restricted common stock for compensation	88,770	28,000
Gain on sale of customers and property and equipment	(74,106)	—
Loss on write-off of property and equipment	63,662	44,589
Changes in operating assets and liabilities:
Accounts receivables	(764,926)	283,361
Prepaid expenses and deposits	29,641	(26,878)
Accounts payable	(187,144)	618,995
Other accrued liabilities	(448,333)	31,538
Deferred revenue	55,378	(252,712)
Net cash provided by (used in) operating activities	(235,063)	305,127
INVESTING ACTIVITIES
Purchase of property and equipment	(3,288,559)	(6,687,200)
Proceeds from the sale of customers and property and equipment	112,301	5,000
Acquisition of intangible assets	(619,732)	(853,667)
Net cash used in investing activities	(3,795,990)	(7,535,867)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	4,034,141	7,058,354
Deferred financing costs	(250,000)	(200,000)
Proceeds from purchase of common stock through employee stock purchase plan	7,135	8,575
Net cash provided by financing activities	3,791,276	6,866,929
NET DECREASE IN CASH AND CASH EQUIVALENTS	(239,777)	(363,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	324,524	688,335
CASH AND CASH EQUIVALENTS, END OF YEAR	$84,747	$324,524

	Years Ended September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 34,255 and 40,291 shares of common stock for employee bonuses	$104,862	$130,121

Issuance of 2,976 shares of restricted common stock for services rendered	$—	$11,130

Accrued purchase of equipment not yet paid	$—	$185,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,632,327	$2,125,637

See accompanying notes to the consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1.	BUSINESS

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

The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $7.4 million, an accumulated deficit of $68 million and a working capital deficit of approximately $2.1 million at and for the year ended September 30, 2011.

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility, management believes, but cannot assure, that the Company has sufficient liquidity to maintain operations of the business and meet its contractual obligations through at least September 30, 2012.

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

The Company's funding of capital commitments that contemplate accelerated growth will be dependent upon the Company’s ability to (i) raise additional funds through private placements of equity or debt securities, (ii) enter into material acquisitions utilizing debt and/or Company equity, (iii) accelerate deployment and growth under DIRECTV Programs, or others, that significantly decreases the Company’s capital requirements, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets. The Company has been and will continue to pursue these above opportunities to fund current and future growth, however, there is no assurance that the Company will be successful in these directives.

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

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2011 and 2010.

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

During the year ended September 30, 2010, the Company received an upgrade subsidy from DIRECTV when it completed a high definition satellite system upgrade (“HD upgrade subsidy”) on certain of the Company’s properties. This subsidy was treated as revenue; however, receipt of the funds was conditional on a minimum retention period of three years and may require a full refund of the subsidy by the Company to DIRECTV for properties that terminate DIRECTV service before expiration of the three year period.  Through the year ended September 30, 2010, every property that the Company completed the HD upgrade had a minimum term of three years. No HD upgrade subsidy was recognized in the year ended September 30, 2011.

Deferred Revenue

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

For the years ended September 30, 2011 and 2010, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2011 and 2010, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For The Years Ended September 30,
	2011	2010
Warrants	75,000	175,000
Options	285,230	227,600
Potentially dilutive common shares	360,230	402,600

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2011 and 2010 and cumulative translation gains and losses as of September 30, 2011 and 2010 were not material.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less. The balances maintained in bank accounts may, at times, exceed Federally insured limits.  At September 30, 2011, the cash balances in bank accounts did not exceed Federally insured limits.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Accounts receivable from DIRECTV (see Note 6) at September 30, 2011 and 2010, represented 34% and 27%, respectively, of total trade accounts receivable. Revenues realized directly from DIRECTV represented 24% and 25% of total revenues in the years ended September 30, 2011 and 2010, respectively.

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

Recently Adopted Accounting Standards

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist, (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance was effective for interim and annual periods beginning on or after June 15, 2011. The adoption of Troubled Debt Restructuring did not have a material impact on the Company’s consolidated financial statements.

In October 2009, “Multiple-Deliverable Revenue Arrangements” was issued. This update provides amendments to the criteria for revenue recognition for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. Multiple-Deliverable Revenue Arrangements was effective for financial statements issued for years beginning on or after June 15, 2010. The Company has evaluated the effect that the adoption of Multiple-Deliverable Revenue Arrangements has on its consolidated results of operations, financial position and cash flows, and concluded it did not have a material impact.

Other Recently Issued and Not Yet Effective Accounting Standards

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

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2011 that will become effective in subsequent periods, however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2011 and 2010, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

3.	DEBT

Credit Facility

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement.  The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $31 million at September 30, 2011. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Credit Facility requires interest payable monthly only on the principal outstanding and was specially tailored to the Company's needs by being divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the new $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “EBITDA” shall mean the Company’s net income (excluding extraordinary gains and non-cash charges) before provisions for interest expense, taxes, depreciation and amortization. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%.

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

The Company borrowed $4,034,141 on the Credit Facility during the fiscal year ended September 30, 2011, with total borrowing at $27,215,966, which is reflected in the accompanying consolidated balance sheet, net of debt discount of $77,509. The outstanding principal is payable on June 30, 2013. As of September 30, 2011, $2,784,034 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the year ended September 30, 2011, the Company incurred an annual deferred finance cost of $200,000 that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2011, February 2012, March 2012 and May 2012. Additionally, in July 2011, the Company exceeded $25 million and accessed the next $5 million increment. As a result, the Company incurred an additional annual deferred finance cost of $50,000 that is being amortized to interest expense using the straight-line method over twelve month periods ending in June 2012.

In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 37,500 shares of the Company's common stock and issued to Full Circle Funding, LP a five year warrant to purchase 37,500 shares of the Company's common stock, both at an exercise price of $6.00 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement.  The warrants are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) a two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier.   As of September 30, 2011, there has been no “demand” for registration pursuant to the Registration Rights Agreement.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Certificate of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2011 or 2010.

Stock-Based Compensation

The cost of stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company uses the Black-Scholes method of valuation for stock-based compensation. During the years ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense for employees of $54,131 and $55,141, respectively, which was included in general and administrative expenses.

The fair values of options granted during the years ended September 30, 2011 and 2010 were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

	Years Ended September 30,
	2011	2010
Expected volatility	189%	82%
Risk-free interest rate	1.86%	2.20%
Expected years of option life	4.1	4.1
Expected dividends	0%	0%

Employee Stock Option Plan

The 2001 Stock Option Plan (“2001 Option Plan”) was approved by the stockholders at the Annual General Meeting in 2001 with a reservation of 560,000 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the fiscal years ended September 30, 2011 and 2010:

	Number of shares		Weighted-average exercise price ($)
Options outstanding at October 1, 2009	217,750		6.50
Options granted (weighted average fair value of $1.30 per share)	62,850		4.00
Options cancelled/expired	(53,000)		14.50
Options exercised	—		—
Options outstanding at September 30, 2010	227,600		4.00
Options granted (weighted average fair value of $2.75 per share)	57,630	(1)	2.95
Options cancelled/expired	—		—
Options exercised	—		—
Options outstanding at September 30, 2011 (2) (3)	285,230		3.75
Options exercisable at September 30, 2011 (3)	205,289		4.15
Options available for issuance at September 30, 2011 (4)	—		—

(1)
On November 17, 2010, the Board of Directors granted 5,000 five-year options each to two employees at an exercise price of $3.00 per share. On March 18, 2011, the Board of Directors granted 17,630 five-year options collectively to twelve employees and 30,000 five-year options to a consultant, all at an exercise of $2.94 per share.

(2)
The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2011 and 2010 was 2.4 and 2.8 years, respectively. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2011 and 2010 was $0 and $113,750, respectively. An additional charge of approximately $94,000 is expected to vest and be recognized subsequent to September 30, 2011 over a weighted average period of 20 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

(3)	Of the 285,230 option grants outstanding as of September 30, 2011, 79,941 options were unvested and are expected to vest.

(4)	Per the terms of the 2001 Option Plan, it expired as of March 20, 2011 and no further grants can be made.

Warrants to Purchase Common Stock

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2011 and 2010:

	Number of warrants outstanding	Weighted-average exercise price per share ($)
Outstanding at October 1, 2009	175,000	7.10
Issued	—	—
Cancelled/expired	—	—
Exercised	—	—
Outstanding at September 30, 2010	175,000	7.10
Issued	—	—
Cancelled/expired	(100,000)	8.20
Exercised	—	—
Outstanding at September 30, 2011	75,000	5.69

Employee Stock Purchase Plan

On April 23, 2009, the shareholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) and reserved 150,000 shares of common stock. The 2009 ESPP shall terminate on April 23, 2016 or (i) upon the maximum number of shares being issued, or (ii) sooner terminated per the discretion of the Board of Directors. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period or on the exercise date (the last day in a purchase period) whichever is lower.  As of September 30, 2011, there were 13,488 remaining shares reserved in the 2009 ESPP.

During the year ended September 30, 2011, the Company issued to employees from the 2009 ESPP through payroll deduction, (i) 34,255 shares of common stock for 2010 year end bonus amounts of $99,060, which was accrued in the year ended September 30, 2010, but the shares were not issued until fiscal 2011, and the Company recognized expense for the full discount of $17,470, with $11,668 expensed in the year ended September 30, 2011 and $5,802 accrued in the year ended September 30, 2010; (ii) 13,870 shares of common stock for other bonus amounts of $31,767 and the Company recognized expense for the full discount of $5,548; (iii) 2,785 shares of common stock for proceeds of $7,135 from employees who purchased shares under the 2009 ESPP through accrued payroll deduction and the Company recognized expense for the full discount of $2,169; and (iv) 23,315 shares of common stock for $59,790 in lieu of wages deferred and the Company recognized expense for the full discount of $10,499.

During the year ended September 30, 2010, the Company issued to employees from the 2009 ESPP through payroll deduction, (i) 2,719 shares of common stock for accrued salary amounts of $10,081 and the Company recognized expense for the full discount of $1,506, and (ii) 40,291 shares of common stock for bonus amounts of $130,131, which was accrued in the year ended in September 30, 2009, but the shares were not issued until fiscal 2010, and the Company recognized expense for the full discount of $22,975.

Restricted Stock

During the year ended September 30, 2011, the three independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2010 and ending in 2011, and (ii) 1,000 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 30,000 shares of restricted stock were issued during the year ended September 30, 2011 with a fair value of $80,700 based on the quoted market price at the grant date.

During the year ended September 30, 2011, the Company also issued 3,000 shares of restricted common stock to an executive. As a result, the Company recognized $8,070 as compensation expense based on the quoted market price at the grant date.

During the year ended September 30, 2010, the Company issued 2,976 shares of restricted common stock to an executive for services rendered in fiscal 2009 with a value of $11,310 based on the quoted market price at the grant date. The entire $11,310 amount was accrued in the year ended in September 30, 2009, but the shares were not issued until fiscal 2010.

Treasury Stock

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period. The plan expired according to its terms on December 19, 2009. As of September 30, 2011, the Company holds 17,442 shares of common stock as treasury stock.

Reverse Stock Split

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

5.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2011 and through December 21, 2011, the date of this filing, the Company is not involved in any litigation that would have a material adverse effect on the Company.

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

Operating Leases

The Company is obligated, under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2014, to make future minimum rental payments in each of the years subsequent to September 30, 2011 as summarized in the following table:

Year Ending September 30,	Minimal Rental Payments
2012	$376,299
2013	228,302
2014	8,822
Total minimum payments	$613,423

Rent expense under all operating leases amounted to $424,005 and $442,041, respectively, for the years ended September 30, 2011 and 2010.

6.	STRATEGIC ALLIANCE WITH DIRECTV

On June 1, 2007, the Company signed a new System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. The DIRECTV Agreement has an initial term of three years with two, two-year automatic renewal periods upon achievement of certain subscriber growth goals, with an automatic extension of the entire DIRECTV Agreement to coincide with the expiration date of the Company’s latest property access agreement. The Agreement is currently in its first two-year automatic renewal period. Under the DIRECTV Agreement the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

During the year ended September 30, 2011, the Company entered into a Construction Contractor Agreement with DIRECTV to be an authorized contractor to provide DIRECTV with system design and construction services to support DIRECTV’s multi-family Connected Properties™ program.  The Company will be compensated on a project by project basis as approved by DIRECTV. Additionally, the Company negotiated a DIRECTV MDU Referral and Right of Entry Acquisition Agreement whereby the Company is an authorized agent to negotiate “choice” right of entry agreements on behalf of DIRECTV for its multi-family Connected Properties™ program. Again, the Company will be compensated on a project by project basis as approved by DIRECTV. This latter agreement was executed on October 11, 2011.

7.	GAIN ON SALE OF CUSTOMERS AND PROPERTY AND EQUIPMENT

During the year ended September 30, 2011, the Company (i) sold subscribers and certain related property and equipment to Comcast of California IX, Inc. for total proceeds of $89,651 and a gain of $60,416, and (ii) as part of the Connected Properties initiative with DIRECTV, sold one property and certain related property and equipment for total proceeds of $22,650 and a gain of $13,690.

There was no gain on sale of customers and property and equipment for the year ended September 30, 2010.

8.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

During the year ended September 30, 2011, the Company acquired assets in multiple properties containing 32,100 units for the amount of $1,397,326, representing fixed assets and intangible assets, inclusive of access agreements.

During the year ended September 30, 2010, the Company acquired assets in multiple properties containing 24,462 units for the amount of $1,333,110, representing fixed assets and intangible assets, inclusive of access agreements.

The acquisition costs of all acquired access agreements and equipment for the years ended September 30, 2011 and 2010 were allocated to the fair value of the assets acquired, as set forth below:

	September 30,
	2011	2010
Property and equipment	$777,594	$479,443
Amortizable intangible assets	619,732	853,667
Total acquisition cost and fees of all acquired access agreements and equipment	$1,397,326	$1,333,110

9.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2011	2010
Telecommunications equipment, installed	$50,907,587	$49,058,316
Computer equipment	1,367,665	1,345,325
Furniture and fixtures	264,039	264,212
Leasehold improvements	193,480	193,480
Other	75,929	75,649
	52,808,700	50,936,982
Less: Accumulated depreciation	(32,941,454)	(28,240,886)
Totals	$19,867,246	$22,696,096

Depreciation expense amounted to $6,304,119 and $6,221,850 for the years ended September 30, 2011 and 2010, respectively. During the year ended September 30, 2011, the Company wrote off assets in the amount of $63,662, which is reported in customer service and operating expenses.

10.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2011	2010
Property access agreements, including subscriber lists	$10,236,451	$9,888,443
Less: Accumulated amortization	(8,212,000)	(7,417,568)
Totals	$2,024,451	$2,470,875

Amortization expense amounted to $1,066,156 and $1,005,427 for the years ended September 30, 2011 and 2010, respectively. Amortization of intangibles in the years subsequent to September 30, 2011 is as follows:

Amortization Amount
2012	$890,297
2013	491,064
2014	429,745
2015	172,216
2016	41,129
Total	$2,024,451

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30,
	2011	2010
Accrued costs and expenses:
Equipment	$411	$185,684
Employee stock purchases and employee compensation payable in common stock	5,400	50,887
Subcontractors maintenance and installation	40,940	480,789
Programming cost	295,668	74,017
Professional fees	251,339	224,083
Wages	190,843	146,840
Acquisition balance due	369,498	373,582
Sales, use and franchise tax	873	187,319
Other	85,784	70,750
Totals	$1,240,756	$1,793,951

12.	INCOME TAXES

The Company had pre-tax losses for the years ended September 30, 2011 and 2010. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax benefits because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation allowance against those potential benefits as shown below.

 As of September 30, 2011 and 2010, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	September 30,
	2011	2010
Deferred tax assets:
Benefits from net operating loss carry forwards:
United States	$23,125,000	$20,644,000
Canada	155,000	279,000
Other	572,000	370,000
Totals	23,852,000	21,293,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(2,562,000)	(2,807,000)
Net deferred tax assets	21,290,000	18,486,000
Less valuation allowance	(21,290,000)	(18,486,000)
Totals	$—	$—

At September 30, 2011 and 2010, the Company had (i) net operating loss carry forwards of approximately $58,151,000 and $51,613,000, respectively, available to reduce future Federal and state taxable income, and (ii) net operating loss carry forwards of approximately $340,000 and $471,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2011, the Federal tax loss carry forwards will expire from 2012 through 2031 and the Canadian tax loss carry forwards will expire from 2012 through 2015. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002.

Income Taxes – Uncertainty.  The Company maintains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The standards also provide guidance on de-recognition, classification, interest and penalties, and other matters. Interest and penalties, if any, would be included in the income tax provision. As a result of the adoption, there was  no material effect on the financial statements of the Company and no uncertain tax position.  The tax years 2008 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities for the year ended September 30, 2011 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the year ended September 30, 2011 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

14.	RELATED PARTY TRANSACTIONS

On October 15, 2006, the Company entered into a consulting agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The consulting agreement is a month to month agreement with a monthly payment required initially of $5,000, which decreased to $3,500 per month as of July 2009, and then decreased to $2,000 per month as of October 2010.  During the year ended September 30, 2011, the Company paid Howard Interests $24,000.

15.	SUBSEQUENT EVENTS

On October 11, 2011, the Company executed a DIRECTV MDU Referral and Right of Entry Acquisition Agreement whereby the Company is an authorized agent to negotiate “choice” right of entry agreements on behalf of DIRECTV for its multi-family Connected Properties™ program.

On November 10, 2011, the Company issued 18,000 shares of restricted common stock to two directors for yearly compensation for Board service beginning in 2011 through 2012 and 8,090 shares of restricted common stock to three directors for deferred monthly compensation owed.

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

As of September 30, 2011 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2011. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2011.

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

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and the narrative below sets forth the information concerning the Company’s directors and officers for the fiscal year ended September 30, 2011:

Directors and Executive Officers	Age	Position(s)
Sheldon Nelson	50	President, CEO, CFO, Director
J.E. “Ted” Boyle	64	Director, Chairman of the Board (served through July 14, 2011)
Carolyn Howard	48	Director
Richard Newman	59	Director
Patrick Cunningham	43	Vice President, Sales and Marketing
Brad Holmstrom	46	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	63	Vice President, Finance and Administration

Sheldon B. Nelson, 50, has served as President and Chief Executive Officer of the Company and a member of the Board of Directors, including a term as Chairman, since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence. Mr. Nelson also sits on the board of Diamcor Mining, Inc. Mr. Nelson is not involved in any material legal proceedings.

Carolyn C. Howard, 48, was elected to the Board of Directors in July 2005.  Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager.  She has held positions in banking with a focus on Fannie Mae/Freddie Mac lending.  She has managed positions with securities firms trading and covering institutional accounts.  In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies.  In 1997, she facilitated the sale of that company to Vermont Pure Springs, Inc., a publicly traded company.  Ms. Howard also sits on the board and chairs the audit committee of Video Display Corporation (VIDE), a publicly traded company.  Ms. Howard studied accounting and finance at both New Hampshire College and Franklin Pierce University.  Presently she serves as President to the Jaffrey Gilmore Foundation and Board Chair to the Sharon Arts Center, both non-profit educational and art organizations in New Hampshire. Ms. Howard is not involved in any material legal proceedings.

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

Patrick Cunningham, Vice President of Sales and Marketing, 43, has been a Vice President with the Company since 2000.  He has over fifteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary, 46, has been with the Company since 2000. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of the law firm Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration, 63, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability and has assisted in the implementation of operational strategies that support business development and financial objectives.

Code of Ethics. The Company has adopted a Code of Ethics that applies to all upper management, officers and directors of the Company. A copy of the Company’s Code of Ethics is posted on the Company’s website.

Board of Directors Meeting and Committees. All Board members are expected to attend the Company’s Annual Meeting of Stockholders and to attend 75% of all regular Board and committee meetings. All of the then-current Board members attended the 2011 Annual Meeting of Stockholders. During the fiscal year ended September 30, 2011, there were four regularly scheduled meetings and four additional conference calls of the Board of Directors. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which the director served. The Board of Directors has three standing committees; the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

Current members of the Audit Committee include Mr. Newman (Chair) and Ms. Howard. Both Mr. Newman and Ms. Howard qualify as an "audit committee financial expert" as defined by the Securities and Exchange Commission (“SEC”). All members of the Audit Committee are “independent” as defined by Rule 4200 of the National Association of Securities Dealers (“NASD”). Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The Audit Committee met four times during the fiscal year ended September 30, 2011 for approval and filing of the Company's reports and other matters.

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

Current members of the Compensation Committee include Ms. Howard and Mr. Newman. All members of the Compensation Committee are "independent” as defined by Rule 4200 of the NASD. Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers of such entities. None of the Company’s executive officers have served as members of a compensation committee or as a director of any other entity that has an executive officer serving on the Compensation Committee of our Board of Directors or as a member of our Board of Directors. The Compensation Committee met once during fiscal 2011.

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

The Corporate Governance and Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of those proposals. If a stockholder wishes to suggest a candidate for director consideration, the stockholder should send the name of the recommended candidate, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of Company stock, to the attention of the Corporate Secretary, 60-D Commerce Way, Totowa, NJ 07512 at least five months prior to the 2012 Annual Meeting of Stockholders to ensure time for meaningful consideration.

Current members of the Corporate Governance and Nominating Committee are Ms. Howard (Chair), Mr. Newman and Mr. Nelson. All members of the Corporate Governance and Nominating Committee, except Mr. Nelson, are "independent” as defined by Rule 4200 of the NASD. Additionally, each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, both with the exception of Mr. Nelson. The Corporate Governance and Nominating Committee met once during fiscal 2011.

Compensation of Directors. Each director who is not an employee or full-time consultant of the Company receives compensation of $1,500 per month and an attendance fee of $2,000 per in-person meeting, plus out-of-pocket expenses for each Board or committee meeting attended. The Chairman of the Board receives an additional $5,000 per year. The Chairperson of the Audit Committee (who may also serve as the financial expert) receives an additional $4,000 per year and the Chairpersons of the Compensation and Corporate Governance and Nominating Committees each receive an additional $2,000 per year in compensation.

Directors may also receive grants of restricted stock as additional compensation.  For Board terms beginning in the years 2005, 2006 and 2007, directors each received 2,000 shares of Company restricted common stock. For Board terms beginning in the years 2008 and 2009, directors each received 3,000 shares of Company restricted common stock. For Board terms beginning in the years 2010 and 2011, directors each received 9,000 shares of restricted common stock.

The table below sets forth, for each non-employee director, the amount of cash compensation paid and the number of stock options or shares of common stock received for his or her service during fiscal 2011:

Non-Employee Director	Fiscal Year	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($) (4)	Non-Equity Incentive Plan Comp. ($)	All Other Comp. ($)	Total ($)
J.E. “Ted” Boyle (1)	2011	10,000	(2)	26,900	(3)	-	-	-	36,900
	2010	22,000		-		6,500	-	-	28,500

Carolyn Howard	2011	19,000	(2)	26,900	(3)	-	-	-	45,900
	2010	27,000		-		-	-	-	27,000

Richard Newman	2011	12,000	(2)	26,900	(3)	-	-	-	38,900
	2010	22,000		-		-	-	-	22,000

James Wiberg (1)	2011	-		-		-	-	-	-
	2010	19,000		-		-	-	-	19,000

(1)	Mr. Boyle was not re-elected to the Board as of July 14, 2011. Mr. Wiberg was not re-elected to the Board as of June 10, 2010.
(2)
During the year ended September 30, 2011, each Director received $1,000 per month cash for Board service and a deferral of $500 per month to be paid in restricted stock (the deferral was paid in fiscal 2012). Additionally, Ms. Howard received $7,000 for service as financial expert and committee chair for her Board term beginning in 2009 and ending in 2010. Mr. Newman’s and Ms. Howard’s committee chair fees are still outstanding for Board terms beginning in 2010 and ending in 2011.

(3)
During the year ended September 30, 2011, the three independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2010 and ending in 2011, and (ii) 1,000 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 30,000 shares of restricted stock were issued during the year ended September 30, 2011.

(4)
Represents the dollar amount recognized for financial statement reporting purposes, in accordance with share based compensation. Assumptions used in the calculation of this amount are included in Note 5 to the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2010. The Board will not realize the value of these awards in cash unless and until these awards vest, are exercised and the underlying shares subsequently sold.

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

Role of the President / Chief Executive Officer in Compensation Decisions.  The President / Chief Executive Officer is required to provide to the Compensation Committee annual reviews of the performance of each Executive, other than himself. The Compensation Committee considers these evaluations and the recommendations of the President/CEO in determining adjustments to base salaries, bonus and equity incentive awards for the Executives. The Compensation Committee considers the President/CEO’s recommendations regarding the compensation of Executives and a number of qualitative and quantitative factors, including the Company’s performance during the fiscal year and rates of compensation for similar public and private companies. The Compensation Committee itself reviews the performance of the President/CEO.

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

Management Incentive Bonus Plan 2011. Due to financial constraints, there was no 2011 Management Incentive Bonus Plan instituted for fiscal 2011.

Management Incentive Bonus Plan 2010. The Company utilizes quarterly and annual bonuses as an incentive to promote achievement of individual and Company performance goals. Bonus awards are determined and based primarily on Company performance and secondarily on individual performance. Company performance is determined at the end of the year (or quarter) based on actual business results compared to preset business objectives, annual financial performance goals and strategic performance initiatives.  The Compensation Committee may also take into account additional considerations that it deems fundamental.

Under the 2010 Management Incentive Bonus Plan, Executives could earn an equivalent amount of up to 35% of their annual salary (100% for the President/CEO) payable in Company common stock. The Compensation Committee reserved the right to award additional bonuses for extraordinary events related to performance during the year. The Bonus Plan was based and paid in accordance with the achievement of the business and operating goals of the Company, both quantitative and qualitative, as determined by the Compensation Committee. Quantitative goals were based on criteria such as subscriber growth, revenue growth, EBITDA growth, acquisition cost containment, upgrade completion and borrowing base capacity. This portion of the bonus was paid quarterly and based on a percentage of salary - 3% percent for each fiscal quarter for a total maximum quantitative bonus of 12% of salary. The qualitative bonus was worth up to 23% of the Executive’s base salary and was awarded at the year end. Fiscal 2010 qualitative performance criteria included HDTV property upgrade fulfillment, penetration rate increases, current property renewal success, accretive asset acquisitions, and other metrics such as strategic partner initiatives.  With respect to the President/CEO, similar quantitative and qualitative criteria applied with a 50% allocation for quantitative results and 50% for qualitative performance.

The Compensation Committee met and reviewed Executive performance for fiscal 2010 against performance goals using the fiscal 2010 actual results and the criteria set forth above. The Compensation Committee also took into consideration the President/CEO’s statement that he would decline up to 75% of any granted bonus for fiscal 2010. The Compensation Committee relied to a large extent on the President/CEO’s evaluations of each Executive’s performance. The Compensation Committee itself reviewed the performance of the President/CEO. The Compensation Committee did not award Executives the full annual incentive bonus, since only certain of the pre-established targets were met. The 2010 Management Incentive Bonus Plan payouts and the percentage of target opportunity for the President/CEO and top three highly compensated Executives earned for fiscal 2010 are set forth below:

-
For fiscal 2010, Mr. Nelson received a bonus of $23,718 (net of declined bonus of $71,156), which represented 34.5% of the 100% target potential opportunity less a 75% forfeiture, paid in shares of Company common stock.

-	For fiscal 2010, Mr. Cunningham received a bonus of $17,010, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

-	For fiscal 2010, Mr. Ragusa received a bonus of $15,840, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

-	For fiscal 2010, Mr. Holmstrom received a bonus of $15,750, which represented 9% of the 35% target bonus opportunity of salary, paid in shares of Company common stock.

The Company anticipates reinstituting the Management Incentive Bonus Plan for fiscal 2012.

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

Pursuant to the Management Employment Agreements mentioned above, Executives are entitled to receive stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock options vest based on an Executive’s continued employment with the Company over a period of three years. In fiscal 2010, the Company granted 27,000 stock options to Executives at an exercise price of $4.00 per share. In fiscal 2011, the Company granted 13,630 stock options to Executives at an exercise price of $2.94 per share (see Outstanding Cumulative Equity Awards Table).

The 2001 Stock Option Plan expired on March 20, 2011 and has not been replaced. In 2011, the stockholders voted against an increase in the authorized number of shares for the 2009 Employee Stock Purchase Plan.

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

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2011

The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our three other most highly compensated Executives, who were serving as executive officers at the end of our fiscal year ended September 30, 2011:

Name and Principal Position	Fiscal Year (1)	Annual Salary	Bonus		Stock Awards	Option Awards(2)	Total
Sheldon Nelson,	2011	$275,000	$41,250	(3)	$8,070	$7,338	$331,658
CEO	2010	$275,000	$23,715	(4)	$11,310	$13,000	$323,025

Patrick Cunningham,	2011	$189,000	$-		$-	$6,138	$195,138
Vice President Sales and Mktg.	2010	$189,000	$17,010	(4)	$-	$7,800	$213,810

Brad Holmstrom,	2011	$175,000	$-		$-	$6,138	$181,138
General Counsel	2010	$175,000	$15,540	(4)	$-	$7,800	$198,340

Carmen Ragusa,	2011	$176,000	$-		$-	$6,138	$182,138
Vice President Finance and Admin.	2010	$176,000	$15,750	(4)	$-	$6,500	$198,250

(1)	The information is provided for each fiscal year referenced beginning October 1 and ending September 30 for compensation paid during or earned for each fiscal year.

(2)
Granted in the fiscal year. Represents the dollar amount recognized for financial statement reporting purposes, in accordance with share based compensation. Assumptions used in the calculation of this amount are included in Note 4 to the audited financial statements. Executive officers will not realize the value of these awards in cash unless and until these awards vest, are exercised, and the underlying shares subsequently sold.

(3)
The qualitative component to Mr. Nelson’s 2009 fiscal year end bonus was deferred pending the outcome of certain acquisitions and was discussed and approved by the Board in fiscal 2011. The amount indicated represents 50% of the bonus paid in cash.

(4)	Fiscal year end 2010 bonus, per the 2010 Management Incentive Bonus Plan, paid 100% in common stock at $2.89 per share.

OUTSTANDING CUMULATIVE EQUITY AWARDS AT SEPTEMBER 30, 2011

The following table provides a summary of equity awards outstanding at September 30, 2011 for our CEO and top three highly compensated named Executives:

	Option Expiration Date	Option Exercise Price ($)	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable
Sheldon Nelson,	10/20/2011	7.50	5,000	—
Chief Executive Officer	12/19/2013	2.00	9,167	833
	12/29/2014	4.00	5,833	4,167
	3/21/2016	2.94	438	2,192

Patrick Cunningham,	10/20/2011	7.50	2,500	—
VP of Sales and Marketing	11/30/2012	4.50	9,000	—
	12/19/2013	2.00	8,250	750
	12/29/2014	4.00	3,500	2,500
	3/21/2016	2.94	366	1,834

Bradley Holmstrom,	10/20/2011	7.50	2,500	—
General Counsel	11/30/2012	4.50	13,000	—
	12/19/2013	2.00	8,250	750
	12/29/2014	4.00	3,500	2,500
	3/21/2016	2.94	366	1,834

Carmen Ragusa, Jr.,	10/20/2011	7.50	8,500	—
VP of Finance and Admin.	11/30/2012	4.50	9,000	—
	12/19/2013	2.00	9,625	875
	12/29/2014	4.00	2,917	2,083
	3/21/2016	2.94	366	1,834

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (to the best of the Company’s knowledge) with respect to beneficial ownership of MDU Communications International, Inc. outstanding common stock as of December 5, 2011 by each person or group known to the Company to be the beneficial owner of more than 5% of the Company’s common stock based upon Schedules 13G and 13D (and amendments and Forms 4) filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Shares	Percent of Class
Jonathan Ordway
1868 Tucker Industrial Rd., Tucker, GA 30084	611,684	11.28%

Ronald Ordway
1868 Tucker Industrial Rd., Tucker, GA 30084	1,204,487	17.35%

SC Fundamental, et al.
747 Third Ave., New York, NY 10017	256,101	4.67%

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of September 30, 2011, including; (i) each executive officer named in the Summary Compensation Table and two other executive officers; (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership (shares)	Percent of Class
Sheldon Nelson 1	230,300	4.0
Patrick Cunningham 2	101,540	1.8
Brad Holmstrom 3	81,234	1.4
Carmen Ragusa, Jr. 4	57,043	1.0
Joe Nassau 5	50,919	0.9
Michael Stanway 6	20,786	0.3
Richard Newman 7	36,320	0.6
Carolyn Howard 8	52,810	0.9
All executive officers and directors as group (8 persons)	630,952	11.2	9

(1)
Includes 97,292 shares held of record by 567780 BC Ltd., a British Columbia Canada corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 112,570 shares held personally and 20,438 exercisable options, within the next sixty days, to purchase shares of common stock.

(2)	Includes 77,924 shares of common stock and 23,616 exercisable options, within the next sixty days, to purchase shares of common stock.
(3)	Includes 53,618 shares of common stock and 27,616 exercisable options, within the next sixty days, to purchase shares of common stock.
(4)	Includes 26,635 shares of common stock and 30,408 exercisable options, within the next sixty days, to purchase shares of common stock.
(5)	Mr. Nassau is Vice President of Special Operations. Includes 27,374 shares of common stock and 23,575 exercisable options, within the next sixty days, to purchase shares of common stock.
(6)	Mr. Stanway is Vice President of Operations. Includes 17,502 shares of common stock and 3,284 exercisable options, within the next sixty days, to purchase shares of common stock.
(7)	Includes 33,270 shares of common stock owned directly, 2,050 beneficially owned through family members or trusts, and 1,000 beneficially owned through a wholly owned company.
(8)	Includes 45,310 shares of common stock and 7,500 exercisable options, within the next sixty days, to purchase shares of common stock.
(9)	Based on 5,639,548 shares, which includes 5,503,111 outstanding shares on September 30, 2011, and the above mentioned 136,437 options.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors and officers, and any persons who own more than 10% of the Company’s common stock, are required under Section 16(a) of the Securities Exchange Act of 1934 to file initial reports of ownership and reports of changes in ownership with the SEC. Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. The Company files Section 16(a) reports on behalf of its directors and executive officers to report their initial and subsequent changes in beneficial ownership of common stock. Based solely upon its review of the copies of such reports for fiscal year 2011 as furnished to MDU Communications and representations from its directors and officers, the Company believes that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Audit Committee of the Board of Directors is responsible for the review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the last fiscal year, and the immediate family members of these persons. The Audit Committee determines whether any such transaction constitutes a “related-person transaction” and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. On October 15, 2006, the Company entered into a Consulting Agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The Consulting Agreement is a month-to-month agreement with a monthly payment required initially of $5,000 that decreased to $3,500 per month in July of 2009 and decreased to $2,000 per month in October 2010.

Item 14.	Principal Accounting Fees and Services

J.H. Cohn LLP has served as the Company's Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Audit Fees	$157,806	$156,550
Audit Related Fess	$—	$—
Tax Fees	$17,190	$16,995
All Other Fees	$—	$—

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
December 23, 2011

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 23, 2011

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Principal Executive Officer and Director	December 23, 2011

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 23, 2011

/s/ RICHARD NEWMAN
Richard Newman	Director	December 23, 2011