Form 10-Q
period 2011-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-02-14
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2012
Common Stock, $0.001 par value per share	5,514,596 shares

2

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

December 31, 2011 (Unaudited) and September 30, 2011 (See Note 1)

	December 31,	September 30,
	2011	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$327,442	$84,747
Accounts and other receivables, net of an allowance of $1,535,282 and $1,390,686	1,549,213	1,780,362
Prepaid expenses and deposits	250,164	613,314
TOTAL CURRENT ASSETS	2,126,819	2,478,423

Telecommunications equipment inventory	575,510	554,515
Property and equipment, net of accumulated depreciation of $34,238,213 and $32,941,454	19,039,231	19,867,246
Intangible assets, net of accumulated amortization of $8,356,989 and $8,212,000	1,863,063	2,024,451
Deposits, net of current portion	69,559	67,214
Deferred finance costs, net of accumulated amortization of $1,333,994 and $1,248,252	239,454	275,197
TOTAL ASSETS	$23,913,636	$25,267,046

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,389,061	$2,511,776
Other accrued liabilities	816,695	1,240,756
Current portion of deferred revenue	821,913	815,514
TOTAL CURRENT LIABILITIES	4,027,669	4,568,046

Deferred revenue, net of current portion	62,265	87,788
Credit line borrowing, net of debt discount	28,319,816	27,138,457
TOTAL LIABILITIES	32,409,750	31,794,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,529,201 and 5,503,111 shares issued and 5,511,759 and 5,485,669 outstanding	5,530	5,504
Additional paid-in capital	61,912,234	61,843,689
Accumulated deficit	(70,345,554)	(68,308,114)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(8,496,114)	(6,527,245)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23,913,636	$25,267,046

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2011 and 2010

(Unaudited)

	Three Months Ended December 31,
	2011	2010
REVENUE	$6,948,297	$6,724,728

OPERATING EXPENSES
Direct costs	3,436,801	2,973,285
Sales expenses	391,658	344,223
Customer service and operating expenses	1,638,639	1,479,372
General and administrative expenses	1,099,090	1,063,673
Depreciation and amortization	1,550,772	1,865,272
Gain on sale of customers and plant and equipment	(5,685)	(16,416)
TOTALS	8,111,275	7,709,409

OPERATING LOSS	(1,162,978)	(984,681)

Other income (expense)
Interest income	—	19
Interest expense	(874,462)	(722,573)
NET LOSS	$(2,037,440)	$(1,707,235)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.37)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,500,291	5,379,897

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Three Months Ended December 31, 2011 (Unaudited)

	Common stock		Treasury stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 1, 2011	5,503,111	$5,504	(17,442)	$(68,324)	$61,843,689	$(68,308,114)	$(6,527,245)
Issuance of restricted common stock for compensation for services rendered	26,090	26			53,198		53,224
Share-based compensation - employees					15,347		15,347
Net loss						(2,037,440)	(2,037,440)
Balance, December 31, 2011	5,529,201	$5,530	(17,442)	$(68,324)	$61,912,234	$(70,345,554)	$(8,496,114)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2011 and 2010 (Unaudited)

.	Three Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(2,037,440)	$(1,707,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	145,006	135,177
Depreciation and amortization	1,550,772	1,865,272
Share-based compensation expense - employees	15,347	12,189
Charge to interest expense for amortization of deferred finance costs and debt discount	96,816	84,315
Compensation expense for issuance of common stock through employee stock purchase plan	—	746
Compensation expense for issuance of restricted common stock for compensation	34,864	—
Gain on sale of customers and property and equipment	(5,685)	(16,416)
Loss on write-off of property and equipment	2,749	6,920
Changes in operating assets and liabilities:
Accounts and other receivables	86,143	(274,610)
Prepaid expenses and deposits	379,165	113,654
Accounts payable	(122,715)	614,485
Other accrued liabilities	(424,061)	(89,928)
Deferred revenue	(19,124)	532,853
Net cash provided by (used in) operating activities	(298,163)	1,277,422
INVESTING ACTIVITIES
Purchase of property and equipment	(609,404)	(1,066,609)
Proceeds from the sale of customers and property and equipment	29,976	45,651
Acquisition of intangible assets	—	(321,130)
Net cash used in investing activities	(579,428)	(1,342,088)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,170,286	(107,875)
Deferred financing costs	(50,000)	(50,000)
Proceeds from purchase of common stock through employee stock purchase plan	—	4,475
Net cash provided by (used in) financing activities	1,120,286	(153,400)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242,695	(218,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,747	324,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$327,442	$106,458

7

	Three Months Ended December 31,
	2011	2010
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 26,090 shares of restricted common stock for services rendered	$53,224	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$749,448	$625,901

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (the “Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2011 on Form 10-K filed with the Securities and Exchange Commission on December 23, 2011.  The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.  The accompanying condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions and remaining funds available to it under the Credit Facility (defined below), management believes, but cannot assure, that the Company has sufficient liquidity to maintain operations of the business and meet its contractual obligations through at least December 31, 2012.

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

The Company's funding of capital commitments that contemplate accelerated growth will be dependent upon the Company’s ability to (i) raise additional funds through private placements of equity or debt securities, (ii) enter into material acquisitions utilizing debt and/or Company equity, (iii) accelerate deployment and growth under certain DIRECTV programs, or other alliances, that significantly decrease the Company’s capital requirements, and/or (iv) pursue negotiations with certain entities for the sale of Company non-core assets. The Company has been and will continue to pursue these above opportunities to fund current and future growth, however, there is no assurance that the Company will be successful in these directives.

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

Recently Adopted Accounting Pronouncements:

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist, (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control, (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

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

For the three months ended December 31, 2011 and 2010, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2011 and 2010, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Three Months Ended December 31,
	2011	2010
Warrants	75,000	175,000
Options	241,730	237,600
Potentially dilutive common shares	316,730	412,600

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the three months ended December 31, 2011 and 2010, the Company recognized share-based compensation expense for employees of $15,347 and $12,189, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved.  Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five year contractual life.  Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2011:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	285,230	$3.75
Granted	—	—
Expired / Forfeited (1)	(43,500)	$7.50
Exercised	—	—
Outstanding at December 31, 2011	241,730	$3.08	2.5	$—
Exercisable at December 31, 2011	174,225	$3.22	1.9	$—

_______________________________

(1)	During the quarter ended December 31, 2011, 43,500 options expired with an exercise price of $7.50 and a fair market value of $3.80 per share. The entire 43,500 options were vested and the entire fair market value of $165,300 in noncash expense had been recognized in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $79,000 is expected to vest and be recognized subsequent to December 31, 2011 over a weighted average period of 22 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

In April of 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock.  During the three months ended December 31, 2011, no shares were issued. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The 2009 ESPP shall terminate on April 23, 2016, or upon the maximum number of shares being issued, or sooner per the discretion of the Board of Directors.

Warrants:

During the three months ended December 31, 2011, no warrants were granted or exercised, and no warrants expired. As of December 31, 2011, 75,000 warrants remained outstanding at a weighted average exercise price of $5.69 per share.

Restricted Stock:

During the three months ended December 31, 2011, the two independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2011 and ending in 2012, and (ii) 2,942 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 23,884 shares of restricted common stock were issued during the quarter ended December 31, 2011 with a fair value of $48,724 based on the quoted market price at the grant date. The Company recognized expense of $30,364 during the quarter ended December 31, 2011. The balance of $18,360 will be amortized over the remaining service period as earned.

During the three months ended December 31, 2011, the Company also issued 2,206 shares of restricted common stock to a former Board of Directors member as compensation in lieu of certain monthly cash payments previously owed. As a result, the Company recognized expense of $4,500 based on the quoted market price at the grant date.

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

From time to time, the Company may be involved in various claims, lawsuits, and disputes with third parties incidental to the normal operations of the business. The Company is not currently involved in any litigation which it believes could have a material adverse effect on its financial position, results of operations or cash flows.

5.	CREDIT FACILITY

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $31 million at December 31, 2011. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing. The Credit Facility is secured by the assets of the Company.

The Company borrowed $1,170,286 on its Credit Facility during the three months ended December 31, 2011, with total borrowing at $28,386,252, which is reflected in the accompanying consolidated balance sheet as of December 31, 2011, net of debt discount of $66,436. As of December 31, 2011, $1,613,748 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the three months ended December 31, 2011, the Company incurred an additional annual $50,000 deferred finance cost that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2012. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $85,743 for the three months ended December 31, 2011.

6.	GAIN ON SALE OF CUSTOMERS AND PROPERTY AND EQUIPMENT

During the three months ended December 31, 2011, the Company, as part of the Connected Properties initiative with DIRECTV, sold DIRECTV two properties and certain related property and equipment for total proceeds of $29,976 resulting in a gain of $5,685.

7.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three months ended December 31, 2011 and 2010 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

Income Taxes – Uncertainty. The Company maintains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The standards also provide guidance on de-recognition, classification, interest and penalties, and other matters. Interest and penalties, if any, would be included in the income tax provision. As a result of the adoption, there was no material effect on the financial statements of the Company and no uncertain tax position. The tax years 2009 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities for the three months ended December 31, 2011 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the three months ended December 31, 2011 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

9.	SUBSEQUENT EVENTS

On January 20, 2012, 2,837 shares of common stock were collectively issued to five employees from the 2009 ESPP for $5,400 which was the offset of the amount they owed for the shares against an equivalent amount the Company owed them for accrued salaries for the year ended September 30, 2011. The $5,400 was accrued during the period ended September 30, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year.  Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Pronouncements

•	Results of Operations – Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

•	Liquidity and Capital Resources - Three Months Ended December 31, 2011

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,”  “will,”  “should,”  “could,”  “expect,” ”plan,”  “intend,”  “anticipate,”  “believe,”  “estimate,”  “potential” or “continue,” or the negative, or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 23, 2011 for the year ended September 30, 2011.

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

OVERVIEW

MDU Communications International, Inc. is a national provider of digital satellite television, high-speed Internet, digital voice and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, digital voice, and potentially other services, to their residents.

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

The Company derives revenue through the sale of subscription services to owners and residents of MDUs resulting in monthly annuity-like revenue streams.  The Company offers two types of satellite television service, Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company primarily offers DIRECTV® programming packages.  From the DTH offerings the Company receives the following revenue, (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly fee billed to subscribers for “protection plan” maintenance and services, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service where analog or digital satellite television programming can be tailored to the needs of an individual MDU property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price charged by the Company to subscribers for the private cable programming package. The Company provides DTH, Private Cable, Internet services and digital voice on an individual subscriber basis, but in many properties it provides these services in bulk (100% of the units), directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee.  Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Its principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended December 31, 2011 increased 3% over the same period in fiscal 2010 from $6,724,728 to $6,948,297. Despite an increase in revenue, EBITDA (as adjusted) declined for the quarter ended December 31, 2011 to $583,011, compared to EBITDA (as adjusted) for the quarter ended December 31, 2010 of $1,028,722. Approximately one-half of the EBITDA disparity is due to significantly higher one-time installation and wiring service revenue generated in the quarter ended December 30, 2010, which was contributed to in part by the higher equipment subsidy DIRECTV offered in that quarter compared to the quarter ended December 30, 2011. In addition, the decrease in EBITDA (as adjusted) was negatively affected by (i) expansion of the Company’s customer care and direct sales capabilities by outsourcing certain call center functions, which resulted in one-time set up and training charges and generated higher than normal customer service and operating expense, (ii) operating costs associated with the planned transfer of properties to the DIRECTV Connected Properties program and other costs associated with the Company’s participation in the DIRECTV Connected Properties program as a dealer, and (iii) properties that the Company acquired and transitioned in the third and fourth quarters of 2011 that are currently producing a lower than average gross margin due to higher direct programming costs, which the Company bears.

The Company’s sales expense and general and administrative expense remained constant, as a percent of revenue, for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. Direct costs and customer service and operating expenses, for the reasons mentioned above, increased 5% and 2% as a percent of revenue, respectively, for the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010. Depreciation and amortization expense decreased 6%, as a percent of revenue, between the periods.

The Company reports 76,284 subscribers to its services as of December 31, 2011, a 3% decrease in its subscriber base from December 31, 2010 and 3% decrease from the previous quarter ended September 30, 2011.  A significant portion of the decrease is due to the Company adjusting its subscriber base downward by approximately 1,350 to reflect DIRECTV’s recent recategorization of certain delinquent and inactive pay subscribers to “terminated subscribers” status and the non-renewal of certain private cable bulk properties that the Company chose not to upgrade to digital services for economic reasons. In addition, the Company has experienced a reduction in activations due to DIRECTV’s tightening of its customer credit policies for DTH choice and exclusive type subscribers. During the quarter ended December 31, 2011, the Company had 24 properties and 7,016 units in work-in-process which will contribute to organic growth in the upcoming quarters. The Company’s breakdown of total subscribers by type and kind as of December 31, 2011 is outlined below:

Service Type	Subscribers as of Dec. 31, 2010	Subscribers as of Mar. 31, 2011	Subscribers as of June 30, 2011	Subscribers as of Sept. 30, 2011	Subscribers as of Dec. 31, 2011
Bulk DTH	16,489	16,943	20,328	20,272	20,491
Bulk BCA	10,418	10,621	10,403	9,880	9,880
DTH -Choice/Exclusive	21,323	21,246	22,577	22,541	20,527
Bulk Private Cable	15,166	13,174	13,125	13,125	12,188
Private Cable Choice/ Exclusive	4,081	3,665	2,669	2,351	2,782
Bulk ISP	5,508	5,887	5,887	5,576	5,363
ISP Choice or Exclusive	5,534	5,356	4,818	4,966	5,034
Voice	26	22	18	14	19
Total Subscribers	78,545	76,914	79,825	78,725	76,284

The Company’s average revenue per unit (“ARPU”) at December 31, 2011 was $29.87, almost identical to the year ended September 30, 2011 ARPU of $29.88. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.3% in DIRECTV’s third fiscal quarter to $88.98, as disclosed in DIRECTV’s public filings), (ii) an increasing ARPU generated from the sale of incremental high-speed Internet services to the Company’s subscribers, and (iii) a general increase in recurring revenue realized from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services. DIRECTV currently offers over 160 national HD programming channels - the most full time HD channels of any provider. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company continued in the first quarter of 2012 a number of previously announced initiatives designed to improve EBITDA (as adjusted) on a recurring basis and reduce reliance on debt financing. In particular, the Company (i) initiated additional price increases and introduced new pricing bundles for video and broadband services, (ii) continued to roll out additional premium priced broadband services and tiers to several other of its high-speed Internet properties, (iii) negotiated further reductions/replacements for broadband circuits and forged new business relationships, and (iv) continued to push its “Customer Protection Plan” fee requiring annual pre-payment or monthly auto-payment (eliminating time and costs and reducing bad debt exposure). These initiatives, in addition to (i) the elimination of one time charges related to the call center outsourcing, and (ii) actions to increase the margins in the recently acquired properties, should return the Company to higher EBITDA (as adjusted) levels.

The Company is focused on enhancing and expanding its broadband service offering and has begun rolling out and marketing this service to its existing portfolio of multi-family properties already signed to competitive and exclusive agreements. Residents in select test property deployments will be offered several pricing tiers with download speeds of up to 100Mbps. The costs associated with deployment of broadband systems (that generally are delivered over already existing Company-installed service distribution systems) have come down in price over the years, as has the fixed recurring cost of bandwidth supplied to the properties. By working with partners to further share and allocate these lowered costs, the Company has made broadband deployments in competitive and exclusive type properties a more profitable venture and one that will result in more subscribers producing dual revenue streams. There is a significant opportunity for the Company to now profitably up-sell broadband services to potentially 68,000 of its existing subscribers that have already made the decision to subscribe to the Company’s video products.

To support its growing video and broadband market in the South Central market, the Company has recently launched a regional office in the Dallas / Fort Worth area. The Company has grown from only a handful of properties in this regional market three years ago to 147 properties with 9,370 subscribers in 34,263 residences at present. Providing a local presence in a large regional market not only assists with sales and marketing initiatives (many multi-family owners and subscribers prefer providers with a local presence), but it is more cost-effective having Company technicians working out of and being coordinated from a physical space than outsourcing the work to subcontractors and managing them remotely.

On January 12, 2012, the Company received notice that DIRECTV was terminating the previously disclosed October 11, 2011 MDU Referral and Right of Entry Acquisition Agreement associated with the DIRECTV Connected Properties program. The Company planned to participate in this program as a dealer obtaining new rights of entry agreements for DIRECTV, and in reliance, the Company incurred significant preparation costs, both monetary and opportunity. As a collateral matter, the Company was in discussions with DIRECTV and had anticipated transferring or selling a potentially significant portion of its choice subscriber business to the Connected Properties program. In fact, in the quarter ending March 31, 2012, the Company will be transferring five of its DTH Choice type properties to the Connected Properties program for anticipated proceeds of $256,000. However, at this point, it is uncertain as to whether future property transfers will take place, although the parties remain in discussions. The Company continues to maintain its Construction Contractor Agreement with DIRECTV.

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

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2011 and 2010, the Company reported EBITDA (as adjusted) of $583,011 and $1,028,722, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Three Months Ended December 31,
	2011	2010
EBITDA (as adjusted)	$583,011	$1,028,722
Interest expense	(777,646)	(638,258)
Deferred finance costs and debt discount amortization (interest expense)	(96,816)	(84,315)
Provision for doubtful accounts	(145,006)	(135,177)
Depreciation and amortization	(1,550,772)	(1,865,272)
Share-based compensation expense - employees	(15,347)	(12,189)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	—	(746)
Compensation expense for issuance of restricted common stock for services rendered	(34,864)	—
Net Loss	$(2,037,440)	$(1,707,235)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2011, there were no material changes to accounting estimates or judgments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist, (a) the restructuring constitutes a concession, and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control, (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2010

The following table sets forth for the three months ended December 31, 2011 and 2010 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010		Change ($)	Change (%)
REVENUE	$6,948,297	100%	$6,724,728	100%	$223,569	3%
Direct costs	3,436,801	49%	2,973,285	44%	463,516	16%
Sales expenses	391,658	5%	344,223	5%	47,435	14%
Customer service and operating expenses	1,638,639	24%	1,479,372	22%	159,267	11%
General and administrative expenses	1,099,090	16%	1,063,673	16%	35,417	3%
Depreciation and amortization	1,550,772	22%	1,865,272	28%	(314,500)	-17%
Gain on sale of customers and property and equipment	(5,685)	0%	(16,416)	0%	10,731	65%
OPERATING LOSS	(1,162,978)	-16%	(984,681)	-15%	(178,297)	18%
Interest expense	(874,462)	-13%	(722,554)	-10%	(151,908)	21%
NET LOSS	$(2,037,440)	-29%	$(1,707,235)	-25%	$(330,205)	19%

Revenue.  Revenue for the three months ended December 31, 2011 increased 3% to $6,948,297, compared to revenue of $6,724,728 for the three months ended December 31, 2010. This increase in recurring revenue is mainly attributable to price increases and a higher percentage of customers subscribing to advanced services.  The Company expects total revenue to increase during the remainder of fiscal 2012. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
Private cable programming revenue	$812,384	12%	$1,125,716	17%
DTH programming revenue and subsidy	4,845,784	70%	4,055,732	60%
Internet access fees	771,014	11%	834,736	12%
Installation fees, wiring and other revenue	519,115	7%	708,544	11%
Total Revenue	$6,948,297	100%	$6,724,728	100%

The Company expects DTH programming revenue to continue to increase due to a larger anticipated subscriber base, an increase in revenue associated with DTH advanced services, price increases, and the conversion of certain properties from low average revenue private cable subscribers to DTH service subscribers. The conversion of private cable properties to DTH explains the decrease in private cable programming revenue, which the Company anticipates will continue in 2012.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs increased to $3,436,801 for the three months ended December 31, 2011, as compared to $2,973,285 for the three months ended December 31, 2010. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost), direct costs increased over the quarter ended December 31, 2010. Direct costs are expected to increase during fiscal 2012 as subscribers are added, however, the Company expects that these costs will decrease as a percent of revenue during the remainder of fiscal 2012 as lower direct cost subscribers are added and broadband circuits continue to decrease in price and programming price increases and higher priced tiered broadband services continue to be implemented to increase revenue.

Sales Expenses.  Sales expenses were $391,658 for the three months ended December 31, 2011, compared to $344,223 for the three months ended December 31, 2010, with no change as a percent of revenue. The increase is primarily associated with the increased activity in preparation for participation in the DIRECTV Connected Properties program that terminated on January 12, 2011. During the remainder of fiscal 2012, the Company expects these expenses to increase slightly as sales and marketing efforts remain strictly focused and encompass more broadband marketing, but should decline as a percent of revenue as additional revenue is generated from new subscribers, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses.  Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,638,639 and $1,479,372 for the three months ended December 31, 2011 and 2010, respectively. The expenses increased period over period primarily in connection with one time expenses associated with the outsourcing of the call center and increasing customer service quality. The Company believes that once the initial training and one time expenses are incurred, the impact on these expenses will be favorable. Customer service and operating expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any further increase in customer service quality levels, however, the Company anticipates these expenses will continue to decrease slightly as a percent of revenue during the remainder of fiscal 2012 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2011		Three Months Ended December 31, 2010
Call center expenses	$641,267	39%	$566,142	38%
General operation expenses	290,304	18%	232,875	16%
Property system maintenance expenses	707,068	43%	680,355	46%
Total customer service and operation expense	$1,638,639	100%	$1,479,372	100%

Call center expenses are closely proportional to the number of subscribers the Company adds during any given period, but may increase disproportionally due to an increase in service levels or utilization of the call center for other objectives such as direct marketing. General operations expenses increased due to additional personnel. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due to an increased number of actual properties (mainly the acquisition of ATTVS DISH properties) between the periods.

Additionally, the Company wrote-off obsolete fixed assets during the three months ended December 31, 2011 in the amount of $2,749, which is reported in customer service and operating expenses.

General and Administrative Expenses.  General and administrative expenses for the three months ended December 31, 2011 and 2010, of $1,099,090 and $1,063,673, respectively, stayed constant as a percent of revenue. Of the general and administrative expenses for the three months ended December 31, 2011 and 2010, the Company had total noncash charges included of $195,217 and $148,112, respectively.

Excluding the $195,217 and $148,112 in noncash charges from the three months ended December 31, 2011 and 2010, respectively, general and administrative expenses were $903,873 (13% of revenue) compared to $915,561 (14% of revenue), respectively. General and administrative expenses are fairly fixed and, therefore, the Company expects these expenses to remain fairly constant, but continue to decline as a percent of revenue.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2011 and 2010, amortized over the requisite vesting period, of $15,347 and $12,819, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 22 months is approximately $79,000.

Other Noncash Charges.  Depreciation and amortization expenses decreased from $1,865,272 for the three months ended December 31, 2010, to $1,550,772 for the three months ended December 31, 2011. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $96,816 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and total noncash charges of $1,842,805, the Company reported a net loss of $2,037,440 for the three months ended December 31, 2011, compared to noncash charges of $2,097,699 and a reported net loss of $1,707,235 for the three months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2011 and 2010, the Company recorded net losses of $2,037,440 and $1,707,235, respectively. Company operations used net cash of $298,163 and had positive cash flow from operations of $1,277,422 during the three months ended December 31, 2011 and 2010, respectively. However, the cause for higher positive cash flow from operating activities for the three months ended December 31, 2010 was primarily a result of an increase in accounts payable and accrued liabilities $524,557, compared to a decrease in accounts payable and accrued liabilities of $546,776 during the three months ended December 31, 2011. At December 31, 2011, the Company had an accumulated deficit of $70,345,554.

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

The Company borrowed $1,170,286 on its Credit Facility for the three months ended December 31, 2011, and as of that date, the Company has borrowed a total of $28,386,252 (not including debt discount of $66,436), which is due on June 30, 2013. As of December 31, 2011, $1,613,748 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the three months ended December 31, 2011 and 2010 due to the net loss. The net operating loss carry forward expires on various dates through 2031, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company believes, but cannot assure, that the combination of revenues, expected revenue increases, and the remaining available balance under the Credit Facility will provide it with the needed capital to maintain operations through December 31, 2012. Should the Company begin to accelerate subscriber growth, it may have to sell assets or find alternative sources of capital funding.

THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

During the three months ended December 31, 2011 and 2010, the Company recorded net losses of $2,037,440 and $1,707,237, respectively. At December 31, 2011, the Company had an accumulated deficit of $70,345,554.

Cash Balance.  At December 31, 2011, the Company had cash and cash equivalents of $327,442, compared to $84,747 at September 30, 2011. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the three months ended December 31, 2011, the Company increased the amount borrowed against the Credit Facility by $1,170,286.  As of December 31, 2011, the Company believes, but cannot assure, that the combination of cash, revenues, expected revenue growth and the remaining available balance under the Credit Facility, will provide it with the needed funds to maintain operations at least through December 31, 2012.

Operating Activities.  Company operations used net cash of $298,163 during the three months ended December 31, 2011, and provided net cash of $1,277,422 during the three months ended December 31, 2010.  Net cash (used in) provided by operating activities included a decrease of $546,776 and an increase of $524,557 in accounts payable and other accrued liabilities during the three months ended December 31, 2011 and 2010, respectively. Additionally, during the three months ended December 31, 2011 and 2010 there was a decrease of $86,143 and an increase of $274,610 in accounts and other receivables, respectively, and prepaid expenses decreased $379,165 and $113,654, respectively. During the three months ended December 31, 2011 and 2010, deferred revenue decreased $19,124 and increased $532,853, respectively.

Net loss for the three months ended December 31, 2011 and 2010 was $2,037,440 and $1,707,235, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,842,805 and $2,097,699, respectively.

Investing Activities.  During the three months ended December 31, 2011 and 2010, the Company purchased $609,404 and $1,066,609, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods.  During the three months ended December 31, 2011 and 2010, the Company paid $0 and $321,130 respectively, for the acquisition of intangible assets and related fees. During the three months ended December 31, 2011 and 2010, the Company received $29,976 in proceeds for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties program and $45,651 in proceeds for the sale of subscribers and related property and equipment to Comcast, respectively.

Financing Activities.  During the three months ended December 31, 2011 and 2010, the Company incurred $50,000 in deferred financing costs in each period, and increased by $1,170,286 and decreased by $107,875, the amount borrowed (paid) through the Credit Facility, respectively. Equity financing activity provided $4,475 from 1,865 shares of common stock purchased by employees through the Employee Stock Purchase Plan during the quarter ended December 31, 2010, with $0 during the quarter ended December 31, 2011.

Working Capital.  As at December 31, 2011, the Company had negative working capital of approximately $1,900,850, compared to negative working capital of approximately $2,089,623 as at September 30, 2011. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2012. The Company believes, but cannot assure, that it will have sufficient funds to meet current operating activity obligations through current revenue levels, expected revenue growth, cost cutting, and the funds available through the Credit Facility, to maintain operations through December 31, 2012.

Capital Commitments and Contingencies.  The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements.  The Company believes, but can not assure, that it has sufficient liquidity to fund operating expenses through December 31, 2012 and beyond. To fund future organic growth and acquisitions, the Company has been and will continue to (i) pursue opportunities to raise additional financing through private placements of both equity and debt securities, (ii) accelerate deployments and growth through DIRECTV and other programs or products that do not require significant capital outlay, and/or (iii) pursue negotiations with certain entities for the sale of Company non-core assets. There is no assurance that the Company will be successful in any financing or any of the other above directives.

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

As of December 31, 2011 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of December 31, 2011 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 23, 2011.  There have been no material changes in the Company’s assessment of its risk factors during the quarter ended December 31, 2011.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2012	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2012	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

