Form 10-Q
period 2012-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-05-15
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2012
Common Stock, $0.001 par value per share	5,525,516 shares

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

March 31, 2012 (Unaudited) and September 30, 2011 (See Note 1)

	March 31, 2012	September 30, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,089	$84,747
Accounts and other receivables, net of an allowance of $1,611,889 and $1,390,686	1,378,892	1,780,362
Prepaid expenses and deposits	131,347	613,314
TOTAL CURRENT ASSETS	1,557,328	2,478,423

Telecommunications equipment inventory	712,524	554,515
Property and equipment, net of accumulated depreciation of $35,426,447 and $32,941,454	18,315,434	19,867,246
Intangible assets, net of accumulated amortization of $8,620,545 and $8,212,000	1,573,986	2,024,451
Deposits, net of current portion	69,338	67,214
Deferred finance costs, net of accumulated amortization of $1,419,737 and $1,248,252	253,712	275,197
TOTAL ASSETS	$22,482,322	$25,267,046

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,225,580	$2,511,776
Other accrued liabilities	652,026	1,240,756
Current portion of deferred revenue	820,354	815,514
TOTAL CURRENT LIABILITIES	3,697,960	4,568,046

Deferred revenue, net of current portion	33,707	87,788
Credit line borrowing, net of debt discount	29,106,296	27,138,457
TOTAL LIABILITIES	32,837,963	31,794,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,542,958 and 5,503,111 shares issued and 5,525,516 and 5,485,669 outstanding	5,544	5,504
Additional paid-in capital	61,942,616	61,843,689
Accumulated deficit	(72,235,477)	(68,308,114)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(10,355,641)	(6,527,245)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$22,482,322	$25,267,046

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Six and Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
REVENUE	$13,968,199	$13,438,860	$7,019,902	$6,714,132

OPERATING EXPENSES
Direct costs	6,814,134	5,969,320	3,377,333	2,996,035
Sales expenses	760,298	720,898	368,640	376,675
Customer service and operating expenses	3,218,747	2,953,385	1,580,108	1,474,013
General and administrative expenses	2,198,388	2,165,899	1,099,298	1,102,226
Depreciation and amortization	3,224,386	3,742,174	1,673,614	1,876,902
Gain on sale of customers and plant and equipment	(90,769)	(60,416)	(85,084)	(44,000)
TOTALS	16,125,184	15,491,260	8,013,909	7,781,851

OPERATING LOSS	(2,156,985)	(2,052,400)	(994,007)	(1,067,719)

Other income (expense)
Interest income	—	19	—	—
Interest expense	(1,770,378)	(1,441,494)	(895,916)	(718,921)
NET LOSS	$(3,927,363)	$(3,493,875)	$(1,889,923)	$(1,786,640)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.71)	$(0.65)	$(0.34)	$(0.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,508,027	5,390,250	5,515,764	5,400,833

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Six Months Ended March 31, 2012 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2011	5,503,111	$5,504	(17,442)	$(68,324)	$61,843,689	$(68,308,114)	$(6,527,245)
Issuance of common stock through employee stock purchase plan	2,837	3			5,397		5,400
Issuance of common stock for employee bonuses	8,500	8			10,617		10,625
Issuance of restricted common stock for compensation for services rendered	28,510	29			56,196		56,225
Share-based compensation - employees					26,717		26,717
Net loss						(3,927,363)	(3,927,363)
Balance, March 31, 2012	5,542,958	$5,544	(17,442)	$(68,324)	$61,942,616	$(72,235,477)	$(10,355,641)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2012 and 2011 (Unaudited)

.	Six Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(3,927,363)	$(3,493,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	222,874	208,959
Depreciation and amortization	3,224,386	3,742,174
Share-based compensation expense - employees	26,717	22,687
Charge to interest expense for amortization of deferred finance costs and debt discount	193,631	168,630
Compensation expense for issuance of common stock through employee stock purchase plan	—	18,322
Compensation expense for issuance of common stock for employee bonuses	10,625	—
Compensation expense for issuance of common stock for employee services	—	30,820
Compensation expense for issuance of restricted common stock for compensation	47,045	—
Compensation expense accrued to be settled through the issuance of common stock	—	60,737
Gain on sale of customers and plant and equipment	(90,769)	(60,416)
Loss on write-off of property and equipment	7,722	25,191
Changes in operating assets and liabilities:
Accounts receivable	178,596	(228,162)
Prepaid expenses and deposits	489,023	245,215
Accounts payable	(286,196)	(44,824)
Other accrued liabilities	(583,330)	(823,146)
Deferred revenue	(49,241)	409,453
Net cash provided by (used in) operating activities	(536,280)	281,765
INVESTING ACTIVITIES
Purchase of property and equipment	(1,442,882)	(1,583,295)
Proceeds from the sale of customers and plant and equipment	145,811	89,651
Acquisition of intangible assets	—	(373,701)
Net cash used in investing activities	(1,297,071)	(1,867,345)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,945,693	1,476,264
Deferred financing costs	(150,000)	(150,000)
Proceeds from purchase of common stock through employee stock purchase plan	—	7,135
Net cash provided by financing activities	1,795,693	1,333,399
NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,658)	(252,181)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,747	324,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,089	$72,343

	Six Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 26,090 shares of restricted common stock for services rendered	$53,224	$—

Issuance of 2,837 shares of common stock for accrued compensation	$5,400	$—

Issuance of 34,255 shares of common stock for employee bonuses	$—	$104,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,540,808	$1,255,609

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

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions, potential asset sales and remaining funds available to it under its Credit Facility, defined below, (currently $838,341 remaining available to it under its Credit Facility), management believes, but cannot assure, that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through March 31, 2013. The Company’s current planned cash requirements for fiscal 2012 into 2013 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue.

Additionally, the Company's funding of its capital and liquidity requirements that contemplate growth will be dependent upon the Company’s ability to (i) actively negotiate and close a sale of Company assets with certain identified entities, (ii) explore, pursue and entertain negotiations for a strategic merger, (iii) enter into material acquisitions that are accretive to EBITDA (as adjusted) utilizing debt and/or Company equity, (iv) raise additional funds through private placements of equity or debt securities, or (v) accelerate deployment and growth under strategic plans with certain partners that significantly decrease the Company’s capital requirements. The Company has been and will continue to pursue the above opportunities to fund current and future growth, however, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

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

Principles of Consolidation:

The unaudited, condensed consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly owned subsidiaries, MDU Communications Inc. and MDU Communications (USA) Inc. All intercompany balances and transactions are eliminated.

Recently Issued and Not Yet Effective Accounting Pronouncements:

In September 2011, the FASB approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

In April 2011, accounting standards update on “Reconsideration of Effective Control for Repurchase Agreements” was issued. The amendments in this update remove from the assessment of effective control, (a) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (b) the collateral maintenance implementation guidance related to that criterion. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The guidance is effective for the first interim or annual period beginning on or after December 15, 2011. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption will have no impact.

2.	EARNINGS (LOSS) PER COMMON SHARE

The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share. Basic earnings (loss) per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding for the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period and the treasury stock method was applied.

For the six and three months ended March 31, 2012 and 2011, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the six and three months ended March 31, 2012 and 2011, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Six and Three Months Ended March 31,
	2012	2011
Warrants	75,000	175,000
Options	236,230	285,230
Potentially dilutive common shares	311,230	460,230

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the six months ended March 31, 2012 and 2011, the Company recognized share-based compensation expense for employees of $26,717 and $22,687, respectively, and $11,370 and $10,498 for the three months ended March 31, 2012 and 2011, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved. Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended March 31, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	285,230	$4.00
Granted	—	—
Expired / Forfeited (1)	(49,000)	$7.01
Exercised	—	—
Outstanding at March 31, 2012	236,230	$3.08	2.3	$-
Exercisable at March 31, 2012	178,473	$3.24	1.7	$-

(1)	During the quarter ended December 31, 2011, 43,500 options expired with an exercise price of $7.50 and a fair market value of $3.80 per share. The entire 43,500 options were vested and the entire fair market value of $165,300 in noncash expense had been recognized in general and administrative expense since their issuance. During the quarter ended March 31, 2012, 5,500 options expired with 500 having an exercise price of $4.00 and a fair market value of $1.29 per share, and 5,000 having an exercise price of $3.00 and a fair market value of $2.54 per share. Of the 500 options, 335 options were vested and of the 5,000 options, 1,668 options were vested with $432 and $4,232 in fair market value noncash expense recognized, respectively, in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $59,000 is expected to vest and be recognized subsequent to March 31, 2012 over a weighted average period of 19 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

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

During the three months ended March 31, 2012, the Company issued 8,500 shares of common stock from the 2009 ESPP for bonus amounts of $10,625, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. As of March 31, 2012, only 2,152 shares remain available for issuance under the 2009 ESPP.

Warrants:

During the six and three months ended March 31, 2012, no warrants were granted or exercised, and no warrants expired. As of March 31, 2012, 75,000 warrants remained outstanding at a weighted average exercise price of $5.69 per share.

Restricted Stock:

During the three months ended March 31, 2012, the two independent members of the Board of Directors were each granted 1,210 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 2,420 shares of restricted common stock were issued during the quarter ended March 31, 2012 with a fair value of $3,001 based on the quoted market price at the grant date. The Company recognized the full expense during the quarter ended March 31, 2012.

During the three months ended December 31, 2011, the two independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2011 and ending in 2012, and (ii) 2,942 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 23,884 shares of restricted common stock were issued during the quarter ended December 31, 2011 with a fair value of $48,724 based on the quoted market price at the grant date. The Company recognized expense of $39,544 and $9,180 during the six and three months ended March 31, 2012, respectively. The balance of $9,180 will be amortized over the remaining service period as earned.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $32 million at March 31, 2012. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing. The Credit Facility is secured by the assets of the Company.

The Company borrowed $1,945,693 on its Credit Facility during the six months ended March 31, 2012, with total borrowing at $29,161,659, which is reflected in the accompanying consolidated balance sheet as of March 31, 2012, net of debt discount of $55,363. As of March 31, 2012, $838,341 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the six months ended March 31, 2012, the Company incurred an additional annual $150,000 deferred finance cost that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2012, January 2013 and February 2013. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $96,815 and $193,631 for the six and three months ended March 31, 2012, respectively.

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

6.	GAIN ON SALE OF CUSTOMERS AND PLANT AND EQUIPMENT

During the six months ended March 31, 2012, the Company, as part of the Connected Properties initiative with DIRECTV, sold DIRECTV six properties and certain related plant and equipment for total proceeds of $145,811 resulting in a gain of $90,769.

7.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three and six months ended March 31, 2012 and 2011 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

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

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities for the six months ended March 31, 2012 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the six months ended March 31, 2012 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

9.	SUBSEQUENT EVENTS

On April 20, 2012, the Canadian subsidiary of MDU Communications International, Inc. was dissolved.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Adopted Accounting Pronouncements
•	Results of Operations –Six and Three Months Ended March 31, 2012 Compared to Six and Three Months Ended March 31, 2011

•	Liquidity and Capital Resources - Six Months Ended March 31, 2012

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended March 31, 2012 increased 5% over the same period in fiscal 2011 from $6,714,132 to $7,019,902. Total revenue for the six month period ended March 31, 2012 increased 4% over the same period in fiscal 2011 from $13,438,860 to $13,968,199. Despite an increase in revenue, EBITDA (as adjusted) declined for the quarter ended March 31, 2012 to $791,650, compared to EBITDA (as adjusted) for the quarter ended March 31, 2011 of $1,002,596. However, EBITDA (as adjusted) increased from the previous quarter ended December 31, 2011 of $583,011. A significant contributor to the EBITDA disparity was still the impact of the (i) expansion of the Company’s customer care and direct sales capabilities by outsourcing certain call center functions, which resulted in one-time set up and training charges and generated higher than normal customer service and operating expense, (ii) operating costs associated with the planned transfer of properties to the DIRECTV Connected Properties program and other costs associated with the Company’s participation in the discontinued DIRECTV Connected Properties program as a dealer, and (iii) properties that the Company acquired and transitioned in the third and fourth quarters of 2011 that are currently producing a lower than average gross margin due to higher direct programming costs, which the Company bears.

The Company’s sales expense and general and administrative expense decreased in dollars, and decreased and remained constant, respectively, as a percent of revenue, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Customer service and operating expenses, for the reasons mentioned above, increased in dollars, but remained constant as a percent of revenue, for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Direct costs, also for the reasons mentioned above, increased in dollars and 3% as a percent of revenue for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. Depreciation and amortization expense decreased 4%, as a percent of revenue, between the periods.

The Company reports 75,859 subscribers to its services as of March 31, 2012, a 1% decrease in its subscriber base from March 31, 2011 and a less than 1% decrease from the previous quarter ended December 31, 2011. The decrease is due to the (i) transfer of six properties to DIRECTV under the Connected Properties program, and (ii) non-renewal of certain private cable bulk properties that the Company chose not to upgrade to digital services for economic reasons. In addition, the Company has experienced a reduction in activations and activation fee revenue due to DIRECTV’s tightening of its customer credit policies for DTH choice and exclusive type subscribers. During the quarter ended March 31, 2012, the Company had 18 properties and 4,635 units in work-in-process that should contribute to organic growth in the upcoming quarters. Due to capital constraints, the Company is being very selective in the deployment of services to new properties, favoring those properties willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

	Subscribers	Subscribers	Subscribers	Subscribers	Subscribers
	as of	as of	as of	as of	as of
Service Type	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012
Bulk DTH	16,943	20,328	20,272	20,491	21,136
Bulk BCA	10,621	10,403	9,880	9,880	9,106
DTH -Choice/Exclusive	21,246	22,577	22,541	20,527	20,320
Bulk Private Cable	13,174	13,125	13,125	12,188	12,188
Private Cable Choice/ Exclusive	3,665	2,669	2,351	2,782	2,740
Bulk ISP	5,887	5,887	5,576	5,363	5,363
ISP Choice or Exclusive	5,356	4,818	4,966	5,034	4,986
Voice	22	18	14	19	20
Total Subscribers	76,914	79,825	78,725	76,284	75,859

The Company’s average revenue per unit (“ARPU”) at March 31, 2012 was $30.25, a 1% increase from the year ended September 30, 2011 ARPU of $29.88. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will continue to be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4% in DIRECTV’s fiscal year ending December 31, 2011 to $93.27, as disclosed in DIRECTV’s public filings), (ii) an increasing ARPU generated from the sale of incremental high-speed Internet services to the Company’s subscribers, and (iii) a general increase in recurring revenue realized from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services. DIRECTV currently offers over 160 national HD programming channels - the most full time HD channels of any provider. The continued launch and advertising campaign for the new DIRECTV HD programming and associated services will continue to provide visibility, incremental revenue and improved penetration rates within Company properties.

The Company continued in the second quarter of 2012 a number of previously announced initiatives designed to improve EBITDA (as adjusted) on a recurring basis and reduce reliance on debt financing. In particular, the Company (i) initiated additional price increases, (ii) continued to roll out additional premium priced broadband services and tiers to several other of its high-speed Internet properties, (iii) negotiated further reductions/replacements for broadband circuits, and (iv) began using the outside call center as a direct marketing tool to increase penetrations rates and sell additional services. These initiatives, in addition to (i) the elimination of one-time charges related to the call center outsourcing and the discontinued DIRECTV Connected Properties program, and (ii) actions to increase the margins in the recently acquired properties, should continue to return the Company to higher levels of EBITDA (as adjusted). These above factors assisted with the EBITDA increase between the periods ended December 31, 2011 with EBITDA (as adjusted) of $538,011, and the current period ended March 31, 2012 with EBITDA (as adjusted) of $791,650.

The Company is continuing to focus on enhancing and expanding its broadband service offering and has begun rolling out and marketing this service to its existing portfolio of multi-family properties already signed to competitive and exclusive agreements. Residents in select test property deployments will be offered several pricing tiers with download speeds of up to 100Mbps. The costs associated with deployment of broadband systems (that generally are delivered over already existing Company-installed service distribution systems) have come down in price over the years, as has the fixed recurring cost of bandwidth supplied to the properties. By working with partners to further share and allocate these lowered costs, the Company has made broadband deployments in competitive and exclusive type properties a more profitable venture and one that will result in more subscribers producing dual revenue streams. There is a significant opportunity for the Company to now profitably up-sell broadband services to potentially 68,000 of its existing subscribers that have already made the decision to subscribe to the Company’s video products.

On January 12, 2012, the Company received notice that DIRECTV was terminating the previously disclosed October 11, 2011 MDU Referral and Right of Entry Acquisition Agreement associated with the DIRECTV Connected Properties program. The Company planned to participate in this program as a dealer obtaining new rights of entry agreements for DIRECTV, and in reliance, the Company incurred significant preparation costs, both monetary and opportunity. As a collateral matter, the Company was in discussions with DIRECTV and had anticipated transferring or selling a potentially significant portion of its choice subscriber business to the Connected Properties program. During the quarter ended March 31, 2012, the Company transferred four of its DTH Choice type properties to the Connected Properties program for proceeds of approximately $240,000. However, at this point, it is unlikely as to whether future property transfers will take place.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN has significantly advanced certain discussions that the Company had initiated with companies it deemed significant strategic merger prospects. A sale or merger with appropriate synergies would create the scale necessary to generate significant growth. In addition, BN has prepared and selectively distributed an executive overview of certain asset clusters that the Company would entertain purchase offers at per subscriber prices equivalent to those previously received by the Company. Negotiations are ongoing with three such entities interested in asset clusters. The Company makes no representations that these merger and/or sale negotiations will result in any closed transactions.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six months ended March 31, 2012 and 2011, the Company reported EBITDA (as adjusted) of $1,374,662 and $2,031,318, respectively. For the three months ended March 31, 2012 and 2011, the Company reported EBITDA (as adjusted) of $791,650 and $1,002,596, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
EBITDA	$1,374,662	$2,031,318	$791,650	$1,002,596
Interest expense	(1,576,747)	(1,272,864)	(799,100)	(634,606)
Deferred finance costs and debt discount amortization (interest expense)	(193,631)	(168,630)	(96,815)	(84,315)
Provision for doubtful accounts	(222,874)	(208,959)	(77,868)	(73,782)
Depreciation and amortization	(3,224,386)	(3,742,174)	(1,673,614)	(1,876,902)
Share-based compensation expense - employees	(26,717)	(22,687)	(11,370)	(10,498)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	—	(18,322)	—	(17,576)
Compensation expense for issuance of common stock for employee bonuses	(10,625)	—	(10,625)	—
Compensation expense for issuance of common stock for employee wages	—	(30,820)	—	(30,820)
Compensation expense accrued to be settled through the issuance of common stock	—	(60,737)	—	(60,737)
Compensation expense through the issuance of restricted common stock for services rendered	(47,045)	—	(12,181)	—
Net Loss	$(3,927,363)	$(3,493,875)	$(1,889,923)	$(1,786,640)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2012, there were no material changes to accounting estimates or judgments.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENT

In September 2011, the FASB approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

The following table sets forth for the six months ended March 31, 2012 and 2011 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011		Change ($)	Change (%)
REVENUE	$13,968,199	100%	$13,438,860	100%	$529,339	4%
Direct costs	6,814,134	49%	5,969,320	44%	844,814	14%
Sales expenses	760,298	5%	720,898	5%	39,400	5%
Customer service and operating expenses	3,218,747	23%	2,953,385	22%	265,362	9%
General and administrative expenses	2,198,388	16%	2,165,899	16%	32,489	2%
Depreciation and amortization	3,224,386	23%	3,742,174	28%	(517,788)	-14%
Gain on sale of customers and plant and equipment	(90,769)	-1%	(60,416)	0%	(30,353)	50%
OPERATING LOSS	(2,156,985)	-15%	(2,052,400)	-15%	(104,585)	5%
Interest expense	(1,770,378)	-13%	(1,441,475)	-11%	(328,903)	23%
NET LOSS	$(3,927,363)	-28%	$(3,493,875)	-26%	$(433,488)	12%

Revenue.  Revenue for the six months ended March 31, 2012 increased 4% to $13,968,199, compared to revenue of $13,438,860 for the six months ended March 31, 2011. This increase in recurring revenue is mainly attributable to the higher ARPU due to instituted price increases, a higher percentage of customers subscribing to advanced services, and low margin subscribers being converted to higher margin services.  The Company expects total revenue to increase slightly during the remainder of fiscal 2012 based on the reasoning above and also as additional marketing programs get underway for bundled services and tiered broadband services. Revenue has been derived, as a percent, from the following sources:

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
Private cable programming revenue	$1,631,154	12%	$2,178,049	16%
DTH programming revenue and subsidy	9,641,229	69%	8,364,100	62%
Internet access fees	1,548,804	11%	1,638,771	12%
Installation fees, wiring and other revenue	1,147,012	8%	1,257,940	10%
Total Revenue	$13,968,199	100%	$13,438,860	100%

The Company expects DTH programming revenue to continue to increase in proportion to any increase in subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue.

Direct Costs.  Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased to $6,814,134 for the six months ended March 31, 2012, as compared to $5,969,320 for the six months ended March 31, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost), direct costs increased over the six months ended March 31, 2011. Direct costs are expected to remain constant during the remainder of fiscal 2012 and to increase only to correspond with any subscriber additions, however, the Company expects that these costs will decrease as a percent of revenue during the remainder of fiscal 2012 as revenues continue to increase.

Sales Expenses.   Sales expenses were $760,298 for the six months ended March 31, 2012, compared to $720,898 for the six months ended March 31, 2011, with no change as a percent of revenue. The increase was due mainly to an increase in marketing efforts associated with the discontinued DIRECTV Connected Properties program. During the remainder of fiscal 2012, the Company expects these expenses to remain fairly constant as sales and marketing efforts remain strictly focused and encompass more broadband marketing, but should decline as a percent of revenue as additional revenue is generated from new subscribers and additional services, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses.   Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $3,218,747 and $2,953,385 for the six months ended March 31, 2012 and 2011, respectively. The expenses increased period over period primarily in connection with one-time expenses associated with the outsourcing of the call center and increasing customer service quality. The Company believes that once the initial training and one-time expenses are incurred, the impact on these expenses will be favorable. Customer service and operating expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any further increase in customer service quality levels, however, the Company anticipates these expenses will continue to decrease slightly as a percent of revenue during the remainder of fiscal 2012 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
Call center expenses	$1,297,303	40%	$1,083,400	37%
General operation expenses	575,785	18%	542,623	18%
Property system maintenance expenses	1,345,659	42%	1,327,362	45%
Total customer service and operation expense	$3,218,747	100%	$2,953,385	100%

Call center expenses increased for the reasons mentioned above, but should remain constant or increase slightly with additional subscriber growth and utilization of the call center for other objectives such as direct marketing. General operations expenses increased slightly due to additional personnel. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the increase between the periods was due to an increased number of actual properties (mainly the acquisition of ATTVS DISH properties) between the periods.

Additionally, the Company wrote-off obsolete fixed assets during the six months ended March 31, 2012 in the amount of $7,722, which is reported in customer service and operating expenses.

General and Administrative Expenses.   General and administrative expenses for the six months ended March 31, 2012 and 2011, of $2,198,388 and $2,165,899, respectively, stayed constant as a percent of revenue. Of the general and administrative expenses for the six months ended March 31, 2012 and 2011, the Company had total noncash charges included of $296,636 and $327,383, respectively.

Excluding the $296,636 and $327,383 in noncash charges from the six months ended March 31, 2012 and 2011, respectively, general and administrative expenses were $1,901,752 (14% of revenue) compared to $1,838,516 (14% of revenue), respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2012.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2012 and 2011, amortized over the requisite vesting period, of $26,717 and $22,687, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 19 months is approximately $59,000.

Other Noncash Charges.   Depreciation and amortization expenses decreased from $3,742,174 during the six months ended March 31, 2011 to $3,224,386 during the six months ended March 31, 2012, a 5% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $193,631 for the amortization of deferred finance costs and debt discount.

Net Loss.  Primarily as a result of the above, and total noncash charges of $3,725,278, the Company reported a net loss of $3,927,363 for the six months ended March 31, 2012, compared to noncash charges of $4,252,329 and a reported net loss of $3,493,875 for the six months ended March 31, 2011.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

The following table sets forth for the three months ended March 31, 2012 and 2011 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011		Change ($)	Change (%)
REVENUE	$7,019,902	100%	$6,714,132	100%	$305,770	5%
Direct costs	3,377,333	48%	2,996,035	45%	381,298	13%
Sales expenses	368,640	5%	376,675	6%	(8,035)	-2%
Customer service and operating expenses	1,580,108	22%	1,474,013	22%	106,095	7%
General and administrative expenses	1,099,298	16%	1,102,226	16%	(2,928)	0%
Depreciation and amortization	1,673,614	24%	1,876,902	28%	(203,288)	-11%
Gain on sale of customers and plant and equipment	(85,084)	-1%	(44,000)	-1%	(41,084)	93%
OPERATING LOSS	(994,007)	-14%	(1,067,719)	-16%	73,712	-7%
Interest expense	(895,916)	-13%	(718,921)	-11%	(176,995)	25%
NET LOSS	$(1,889,923)	-27%	$(1,786,640)	-27%	$(103,283)	6%

Revenue. Revenue for the three months ended March 31, 2012 increased 5% to $7,019,902, compared to revenue of $6,714,132 for the three months ended March 31, 2011. This increase in recurring revenue is mainly attributable to higher ARPU due to instituted price increases, a higher percentage of customers subscribing to advanced services, and low margin subscribers being converted to higher margin services. The Company expects total revenue to continue to slightly increase during the remainder of fiscal 2012 based on the reasoning above and also as additional marketing programs get underway for bundled services and tiered broadband services. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Private cable programming revenue	$818,770	12%	$1,052,332	16%
DTH programming revenue and subsidy	4,795,445	68%	4,308,368	64%
Internet access fees	777,790	11%	804,035	12%
Installation fees, wiring and other revenue	627,897	9%	549,397	8%
Total Revenue	$7,019,902	100%	$6,714,132	100%

The Company expects DTH programming revenue to continue to increase in proportion to any increase in subscriber base, an increase in revenue associated with advanced services, and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The increase in installation and other revenue was the revenue received from the Company’s brief participation in the DIRECTV Connected Properties program.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs increased to $3,377,333 for the three months ended March 31, 2012, as compared to $2,996,035 for the three months ended March 31, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost), direct costs increased over the quarter ended March 31, 2011. Direct costs are expected to remain constant during the remainder of fiscal 2012 and to increase only to correspond with any subscriber additions.

Sales Expenses. Sales expenses were $368,640 for the three months ended March 31, 2012, compared to $376,675 for the three months ended March 31, 2011, a 1% decrease as a percent of revenue. During the remainder of fiscal 2012, the Company expects these expenses to remain constant or increase only slightly as sales and marketing efforts remain strictly focused and encompass more broadband marketing, but should decline as a percent of revenue as additional revenue is generated from new subscribers, with no corresponding increase in sales and marketing resources.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,580,108 and $1,474,013 for the three months ended March 31, 2012 and 2011, respectively, with both periods representing 22% of revenue. The expenses increased period over period primarily in connection with one-time expenses associated with the outsourcing of the call center and increasing customer service quality. The Company believes that once the initial training and one-time expenses are incurred, the impact on these expenses will be favorable. Customer service and operating expenses are generally expected to increase in dollars in relative proportion with any increase in billable subscribers or any further increase in customer service quality levels, however, the Company anticipates these expenses will continue to decrease slightly as a percent of revenue during the remainder of fiscal 2012 as efficiencies and scale are further realized. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Call center expenses	$656,036	42%	$517,258	35%
General operation expenses	285,481	18%	309,748	21%
Property system maintenance expenses	638,591	40%	647,007	44%
Total customer service and operation expense	$1,580,108	100%	$1,474,013	100%

Call center expenses increased for the reasons mentioned above, but should remain constant or increase slightly with additional subscriber growth and utilization of the call center for other objectives such as direct marketing. General operations expenses and property system maintenance decreased slightly as recently acquired properties were fully transitioned by March 31, 2012.

Additionally, the Company wrote-off obsolete fixed assets during the three months ended March 31, 2012 in the amount of $4,973, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011, of $1,099,298 and $1,102,226, respectively, stayed constant as a percent of revenue. Of the general and administrative expenses for the three months ended March 31, 2012 and 2011, the Company had total noncash charges included of $101,419 and $179,271, respectively.

Excluding the $101,419 and $179,271 in noncash charges from the three months ended March 31, 2012 and 2011, respectively, general and administrative expenses were $997,879 (14% of revenue) compared to $922,955 (14% of revenue), respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2012.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended March 31, 2012 and 2011, amortized over the requisite vesting period, of $11,370 and $10,498, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 19 months is approximately $59,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $1,876,902 for the three months ended March 31, 2011, to $1,673,614 for the three months ended March 31, 2012, a 4% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $96,815 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $1,882,473, the Company reported a net loss of $1,889,923 for the three months ended March 31, 2012, compared to noncash charges of $2,154,630 and a reported net loss of $1,786,640 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2012 and 2011, the Company recorded net losses of $3,927,363 and $3,493,875. Company operations used net cash of $536,280 and had positive cash flow from operations of $281,765 during the six months ended March 31, 2012 and 2011, respectively. At March 31, 2012, the Company had an accumulated deficit of $72,235,477.

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

The Company borrowed $1,945,693 on its Credit Facility for the six months ended March 31, 2012, and as of that date, the Company has borrowed a total of $29,161,659 (not including debt discount of $55,363), which is due on June 30, 2013. As of March 31, 2012, $838,341 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the six months ended March 31, 2012 and 2011 due to the net loss. The net operating loss carry forward expires on various dates through 2031, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

The Company’s cost structure is somewhat variable and provides management some ability to manage costs as appropriate. Management monitors cash flow and liquidity requirements. Based upon an analysis of the anticipated working capital requirements and the Company’s cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions, planned asset sales and remaining funds available to it under its Credit Facility (currently $838,341 remaining), management believes, but cannot assure, that the Company has sufficient liquidity to maintain existing operations of the business and meet its contractual obligations at least through March 31, 2013. The Company’s current planned cash requirements for fiscal 2012 into 2013 are based upon certain assumptions, including its ability to manage expenses and maintain and grow revenue.

The Company's funding of its capital and liquidity requirements that contemplate growth will be dependent upon the Company’s ability to (i) actively negotiate and close a sale of Company assets with certain identified entities, (ii) explore, pursue and entertain negotiations for a strategic merger, (iii) enter into material acquisitions that are accretive to EBITDA (as adjusted) utilizing debt and/or Company equity, (iv) raise additional funds through private placements of equity or debt securities, or (v) accelerate deployment and growth under strategic plans with certain partners that significantly decrease the Company’s capital requirements. The Company has been and will continue to pursue the above opportunities to fund current and future growth, however, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

SIX MONTHS ENDED MARCH 31, 2012 AND 2011

During the six months ended March 31, 2012 and 2011, the Company recorded net losses of $3,927,363 and $3,493,875. At March 31, 2012, the Company had an accumulated deficit of $72,235,477.

Cash Balance. At March 31, 2012, the Company had cash and cash equivalents of $47,089, compared to $84,747 at September 30, 2011. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2012, the Company increased the amount borrowed against the Credit Facility by $1,945,693. The Company believes, but cannot assure, that the combination of cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions, potential asset sales and remaining funds available to it under its Credit Facility (currently $838,341 remaining), will provide it with the needed funds to maintain operations at least through March 31, 2013.

Operating Activities. Company operations used net cash of $536,280 during the six months ended March 31, 2012, and provided net cash of $281,765 during the six months ended March 31, 2011. Net cash (used in) provided by operating activities included a decrease of $869,526 and $867,970 in accounts payable and other accrued liabilities during the six months ended March 31, 2012 and 2011, respectively. Additionally, during the six months ended March 31, 2012 and 2011 there was a decrease of $178,596 and an increase of $228,162 in accounts and other receivables, respectively, and prepaid expenses decreased $489,023 and $245,215, respectively. During the six months ended March 31, 2012 and 2011, deferred revenue decreased $49,241 and increased $409,453, respectively.

Net loss for the six months ended March 31, 2012 and 2011 was $3,927,363 and $3,493,875, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $3,725,278 and $4,252,329, respectively.

Investing Activities. During the six months ended March 31, 2012 and 2011, the Company purchased $1,442,882 and $1,583,295, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the six months ended March 31, 2012 and 2011, the Company paid $0 and $373,701 respectively, for the acquisition of intangible assets and related fees. During the six months ended March 31, 2012 and 2011, the Company received $145,811 in proceeds for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties program, and $89,651 in proceeds from the sale of subscribers and related property and equipment to Comcast, respectively.

Financing Activities. During the six months ended March 31, 2012 and 2011, the Company incurred $150,000 in deferred financing costs in each period, and increased by $1,945,693 and $1,476,264, the amount borrowed through the Credit Facility, respectively. Equity financing activity provided $7,135 from 2,785 shares of common stock purchased by employees through the Employee Stock Purchase Plan during the six months ended March 31, 2011, with $0 during the quarter ended March 31, 2012.

Working Capital. As at March 31, 2012, the Company had negative working capital of $2,140,632, compared to negative working capital of $2,089,623 as at September 30, 2011. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2012. The Company believes, but cannot assure, that the combination of cash and cash equivalents, current revenue levels, expected revenue growth, cost reductions, potential asset sales and remaining funds available to it under its Credit Facility (currently $838,341 remaining available), will provide it with the needed funds to maintain operations at least through March 31, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to capitalize on future strategic plans, it will be dependent upon the ability to (i) actively negotiate and close a sale of Company assets with certain identified entities, (ii) explore, pursue and entertain negotiations for a strategic merger, (iii) enter into material acquisitions that are accretive to EBITDA (as adjusted) utilizing debt and/or Company equity, (iv) raise additional funds through private placements of equity or debt securities, or (v) accelerate deployment and growth under strategic plans with certain partners that significantly decrease the Company’s capital requirements. The Company has been and will continue to pursue the above opportunities to fund current and future growth, however, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

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

As of March 31, 2012 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of March 31, 2012 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A. RISK FACTORS

For a discussion of the Company’s risk factors, please refer to Part 1, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 23, 2011. There have been no material changes in the Company’s assessment of its risk factors during the quarter ended March 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

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

32.2- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Carmen Ragusa, Jr., Vice President of Finance and Administration of MDU Communications International, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2012	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

