Form 10-Q
period 2012-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-08-14
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2012
Common Stock, $0.001 par value per share	5,672,820 shares

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

June 30, 2012 (Unaudited) and September 30, 2011 (See Note 1)

	June 30,	September 30,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,096	$84,747
Accounts and other receivables, net of an allowance of $1,609,786 and $1,390,686	1,181,755	1,780,362
Prepaid expenses and deposits	122,209	613,314
TOTAL CURRENT ASSETS	1,408,060	2,478,423

Telecommunications equipment inventory	657,424	554,515
Property and equipment, net of accumulated depreciation of $36,809,366 and $32,941,454	17,474,580	19,867,246
Intangible assets, net of accumulated amortization of $8,863,762 and $8,212,000	1,327,205	2,024,451
Deposits, net of current portion	69,313	67,214
Deferred finance costs, net of accumulated amortization of $1,505,479 and $1,248,252	217,969	275,197
TOTAL ASSETS	$21,154,551	$25,267,046

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,319,463	$2,511,776
Other accrued liabilities	690,947	1,240,756
Credit line borrowing, net of debt discount	29,537,965	—
Current portion of deferred revenue	604,963	815,514
TOTAL CURRENT LIABILITIES	33,153,338	4,568,046

Deferred revenue, net of current portion	33,707	87,788
Credit line borrowing, net of debt discount	—	27,138,457
TOTAL LIABILITIES	33,187,045	31,794,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,542,958 and 5,503,111 shares issued and 5,525,516 and 5,485,669 outstanding	5,544	5,504
Additional paid-in capital	61,952,159	61,843,689
Accumulated deficit	(73,921,873)	(68,308,114)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(12,032,494)	(6,527,245)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$21,154,551	$25,267,046

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Nine and Three Months Ended June 30, 2012 and 2011

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

REVENUE	$20,802,991	$20,254,067	$6,834,792	$6,815,207

OPERATING EXPENSES
Direct costs	10,136,900	9,099,461	3,322,766	3,130,141
Sales expenses	1,101,715	1,084,501	341,417	363,603
Customer service and operating expenses	4,660,344	4,432,407	1,441,597	1,479,022
General and administrative expenses	3,191,920	3,376,774	993,532	1,210,875
Depreciation and amortization	4,895,143	5,665,545	1,670,757	1,923,371
Gain on sale of customers and property and equipment	(250,566)	(60,416)	(159,797)	—
TOTALS	23,735,456	23,598,272	7,610,272	8,107,012

OPERATING LOSS	(2,932,465)	(3,344,205)	(775,480)	(1,291,805)

Other income (expense)
Interest income	—	19	—	—
Interest expense	(2,681,294)	(2,203,711)	(910,916)	(762,217)
NET LOSS	$(5,613,759)	$(5,547,897)	$(1,686,396)	$(2,054,022)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.02)	$(1.02)	$(0.31)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,513,857	5,420,287	5,525,516	5,480,359

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Nine Months Ended June 30, 2012 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid -in capital	deficit	Total
Balance, October 1, 2011	5,503,111	$5,504	(17,442)	$(68,324)	$61,843,689	$(68,308,114)	$(6,527,245)
Issuance of common stock through employee stock purchase plan	2,837	3			5,397		5,400
Issuance of common stock for employee bonuses	8,500	8			10,617		10,625
Issuance of restricted common stock for compensation for services rendered	28,510	29			56,196		56,225
Share-based compensation - employees					36,260		36,260
Net loss						(5,613,759)	(5,613,759)
Balance, June 30, 2012	5,542,958	$5,544	(17,442)	$(68,324)	$61,952,159	$(73,921,873)	$(12,032,494)

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2012 and 2011 (Unaudited)

	Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(5,613,759)	$(5,547,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	222,874	349,934
Depreciation and amortization	4,895,143	5,665,545
Share-based compensation expense - employees	36,260	38,784
Charge to interest expense for amortization of deferred finance costs and debt discount	290,446	261,279
Compensation expense for issuance of common stock through employee stock purchase plan	—	28,930
Compensation expense for issuance of common stock for employee bonuses	10,625	31,767
Compensation expense for issuance of common stock for employee services	—	59,790
Compensation expense for issuance of common stock for compensation	56,225	88,770
Compensation expense accrued to be settled through the issuance of restricted common stock	73,652	—
Gain on sale of customers and property and equipment	(250,566)	(60,416)
Loss on write-off of property and equipment	10,261	33,446
Changes in operating assets and liabilities:
Accounts receivable	375,733	(631,419)
Prepaid expenses and deposits	489,006	(33,114)
Accounts payable	(192,313)	492,192
Other accrued liabilities	(618,061)	(614,380)
Deferred revenue	(264,632)	237,458
Net cash provided by (used in) operating activities	(479,106)	400,669
INVESTING ACTIVITIES
Purchases of property and equipment	(2,005,610)	(2,673,151)
Proceeds from the sale of customers and property and equipment	337,775	89,651
Acquisition of intangible assets	—	(621,220)
Net cash used in investing activities	(1,667,835)	(3,204,720)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	2,366,290	2,792,701
Deferred financing costs	(200,000)	(200,000)
Proceeds from purchase of common stock through employee stock purchase plan	—	7,135
Net cash provided by financing activities	2,166,290	2,599,836
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,349	(204,215)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,747	324,524
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,096	$120,309

	Nine Months Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 26,090 shares of restricted common stock for services rendered	$53,224	$—

Issuance of 2,837 shares of common stock for accrued compensation	$5,400	$—

Issuance of 34,255 shares of common stock for employee bonuses	$—	$104,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,361,184	$1,918,842

See accompanying notes to the unaudited condensed consolidated financial statements

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (“Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (“Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2011 on Form 10-K filed with the Securities and Exchange Commission on December 23, 2011. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. The accompanying condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Liquidity Issues:

As of June 30, 2012, the Company had available cash and remaining available Credit Facility (see Note 5), collectively, of $521,840. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or proceeds from asset sales, the Company forecasts that its available capital may be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

In order for the Company to continue operations and to fully implement its business plan, it needs to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales or a merger. The asset sale negotiations have met with some success for individual out-of-market assets, but have not yet resulted in larger asset sales. The Company has previously discussed and disclosed the option of merger as a viable alternative to continue its business operations and growth. In furtherance thereof, on July 10, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband. Although several conditions precedent still exist, the Company is working toward closing the merger in its first fiscal quarter of 2013. However, the Company’s ability to close asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Principles of Consolidation:

The unaudited, condensed consolidated financial statements include the accounts of MDU Communications International, Inc. and its wholly owned subsidiary, MDU Communications (USA) Inc. All intercompany balances and transactions are eliminated.

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

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

For the nine and three months ended June 30, 2012 and 2011, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the nine and three months ended June 30, 2012 and 2011, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Nine and Three Months Ended June 30,
	2012	2011
Warrants	75,000	175,000
Options	200,780	285,230
Potentially dilutive common shares	275,780	460,230

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. During the nine months ended June 30, 2012 and 2011, the Company recognized share-based compensation expense for employees of $36,260 and $38,784, respectively, and $9,543 and $16,097 for the three months ended June 30, 2012 and 2011, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved. Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	285,230	$4.00
Granted	—	—
Expired / Forfeited (1)	(84,450)	$5.47
Exercised	—	—
Outstanding at June 30, 2012	200,780	$3.03	2.1	$-
Exercisable at June 30, 2012	152,743	$3.24	1.5	$-

(1)	During the quarter ended December 31, 2011, 43,500 options expired with an exercise price of $7.50 and a fair market value of $3.80 per share. The entire 43,500 options were vested and the entire fair market value of $165,300 in noncash expense had been recognized in general and administrative expense since their issuance. During the quarter ended March 31, 2012, 5,500 options expired with 500 having an exercise price of $4.00 and a fair market value of $1.29 per share, and 5,000 having an exercise price of $3.00 and a fair market value of $2.54 per share. Of the 500 options, 335 options were vested and of the 5,000 options, 1,668 options were vested with $432 and $4,232 in fair market value noncash expense recognized, respectively, in general and administrative expense since their issuance. During the quarter ended June 30, 2012, 35,450 options expired with 9,500 options having an exercise price of $4.50 and a fair market value of $1.10 per share, 12,500 options having an exercise price of $2.00 and a fair market value of $0.50 per share, 10,500 options having an exercise price of $4.00 and a fair market value of $1.30 per share, and 2,950 options with an exercise price of $2.94 and a fair market value of $2.79 per share. Of the 35,450 options, 30,858 were vested and $29,681 in fair market value noncash expense recognized in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $40,000 is expected to vest and be recognized subsequent to June 30, 2012 over a weighted average period of 17 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

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

During the nine months ended June 30, 2012, the Company issued 2,837 shares of common stock from the 2009 ESPP for employee purchases in the amount of $5,400. The entire $5,400 amount was accrued in the year ended September 30, 2011, but such shares were not issued until fiscal 2012.

Additionally, during the nine months ended June 30, 2012, the Company issued 8,500 shares of common stock from the 2009 ESPP for bonus amounts of $10,625, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. As of June 30, 2012, only 2,152 shares remain available for issuance under the 2009 ESPP.

Warrants:

During the nine and three months ended June 30, 2012, no warrants were granted or exercised, and no warrants expired. As of June 30, 2012, 75,000 warrants remained outstanding at a weighted average exercise price of $5.69 per share.

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

During the three months ended December 31, 2011, the two independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2011 and ending in 2012, and (ii) 2,942 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 23,884 shares of restricted common stock were issued during the quarter ended December 31, 2011 with a fair value of $48,724 based on the quoted market price at the grant date. The Company recognized expense of $48,724 and $9,180 during the nine and three months ended June 30, 2012, respectively.

During the three months ended December 31, 2011, the Company also issued 2,206 shares of restricted common stock to a former Board of Directors member as compensation in lieu of certain monthly cash payments previously owed. As a result, the Company recognized expense of $4,500 based on the quoted market price at the grant date.

During the three month period April 1, 2012 through June 30, 2012, in an effort to conserve cash and improve EBITDA for financial covenants, the Board approved a voluntary employee salary forfeiture and incentive plan with the reduction and incentive to be compensated in Company restricted common stock at a price of $1.00 per share, which was the stock price on April 1st (as well as on June 30th), with amounts being settled through the issuance of 147,304 shares of restricted common stock, which were issued subsequent to the quarter ended June 30, 2012.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $31 million at June 30, 2012. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing. The Credit Facility is secured by the assets of the Company.

The Company borrowed $2,366,290 on its Credit Facility during the nine months ended June 30, 2012, with total borrowing at $29,582,256, which is reflected in the accompanying consolidated balance sheet as of June 30, 2012, net of debt discount of $44,291. As of June 30, 2012, $417,744 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the nine months ended June 30, 2012, the Company incurred an additional annual $200,000 deferred finance cost that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2012, January 2013, February 2013 and May 2013. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $290,446 and $96,815 for the nine and three months ended June 30, 2012, respectively.

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

On June 15, 2012, the Company sold two properties and subscribers and certain related property and equipment to Charter Communications Entertainment II, LLC (“CCE II), for total proceeds of $191,964 ($966 per subscriber) resulting in a net gain of $159,797.

During the nine months ended June 30, 2012, the Company, as part of the Connected Properties initiative with DIRECTV, sold DIRECTV six properties and certain related plant and equipment for total proceeds of $145,811 resulting in a gain of $90,769.

7.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three and nine months ended June 30, 2012 and 2011 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

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

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities for the nine months ended June 30, 2012 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the nine months ended June 30, 2012 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

9.	SUBSEQUENT EVENTS

On July 10, 2012, the Company executed a merger agreement with Multiband Corporation.

On July 17, 2012, the Company sold subscribers and certain related property and equipment for total proceeds of $198,000 ($1,000 per subscriber) resulting in a net gain of $187,924.

On July 18, 2012, the Company sold subscribers and certain related property and equipment for total proceeds of $81,562 ($966 per subscriber) resulting in a net gain of $49,086.

On July 19, 2012, the Company issued 147,304 shares of fully-vested but restricted common stock to employees and directors pursuant to a cost-saving salary reduction and incentive plan approved by the Board for the quarter April 1, 2012 through June 30, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements
•	Overview
•	Summary of Results and Recent Events
•	Critical Accounting Policies and Estimates
•	Recently Adopted Accounting Pronouncements
•	Results of Operations - Nine and Three Months Ended June 30, 2012 Compared to Nine and Three Months Ended June 30, 2011

•	Liquidity and Capital Resources - Nine Months Ended June 30, 2012

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

OVERVIEW

MDU Communications International, Inc. is a national provider of digital satellite television, high-speed Internet, digital voice and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market - estimated to include 26 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, digital voice, and potentially other services, to their residents.

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the quarter ended June 30, 2012 increased slightly when compared to the same period in fiscal 2011 from $6,815,207 to $6,834,792. Total revenue for the nine month period ended June 30, 2012 increased 3% over the same period in fiscal 2011 from $20,254,067 to $20,802,991. EBITDA (as adjusted) increased for the quarter ended June 30, 2012 to $987,652, compared to EBITDA (as adjusted) for the quarter ended June 30, 2011 of $888,016. EBITDA (as adjusted) for the nine month period ended June 30, 2012 decreased from $2,919,334 to $2,362,314. A significant contributor to the EBITDA disparity for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011 was still the impact of the (i) expansion of the Company’s customer care and direct sales capabilities by outsourcing certain call center functions, which resulted in one-time set up and training charges and generated higher than normal customer service and operating expense, (ii) operating costs associated with the planned transfer of properties to the DIRECTV Connected Properties program and other costs associated with the Company’s participation in the discontinued DIRECTV Connected Properties program as a dealer, and (iii) properties that the Company acquired and transitioned in the third and fourth quarters of 2011 that are currently producing a lower than average gross margin due to higher direct programming costs, which the Company bears.

The Company’s sales expense, general and administrative expense and customer service and operating expense all decreased for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 due mainly to cost reductions. Direct costs increased in dollars and 3% as a percent of revenue for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011 due mainly to the acquisition of subscribers during the periods for which the Company bears the entire programming cost. Depreciation and amortization expense decreased 4%, as a percent of revenue, between the periods.

The Company reports 73,590 subscribers to its services as of June 30, 2012, a slight reduction in total subscribers when compared to the previous fiscal quarter ended March 31, 2012, due mainly to (i) approximately 1,000 seasonal disconnects, and (ii) the sale of two properties and subscribers. The reduction year over year was due to the aforementioned, as well as (i) the transfer of six properties to DIRECTV under the Connected Properties program, (ii) the non-renewal of certain private cable bulk properties and certain choice properties that the Company chose not to upgrade to digital services for economic reasons, and (iii) a reduction in activations due to DIRECTV’s tightening of its customer credit policies for DTH choice and exclusive type subscribers. During the quarter ended June 30, 2012, the Company had 18 properties and 4,262 units in work-in-process that should contribute to organic growth in the upcoming quarters. Due to capital constraints, the Company is currently only deploying services to new properties where those properties are willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

Service Type	Subscribers as of June 30, 2011	Subscribers as of Sept. 30, 2011	Subscribers as of Dec. 31, 2011	Subscribers as of Mar. 31, 2012	Subscribers as of June 30, 2012
Bulk DTH	20,328	20,272	20,491	21,136	21,361
Bulk BCA	10,403	9,880	9,880	9,106	8,681
DTH -Choice/Exclusive	22,577	22,541	20,527	20,320	19,427
Bulk Private Cable	13,125	13,125	12,188	12,188	12,178
Private Cable Choice/ Exclusive	2,669	2,351	2,782	2,740	1,995
Bulk ISP	5,887	5,576	5,363	5,363	5,361
ISP Choice or Exclusive	4,818	4,966	5,034	4,986	4,565
Voice	18	14	19	20	22
Total Subscribers	79,825	78,725	76,284	75,859	73,590

The Company’s average revenue per unit (“ARPU”) at June 30, 2012 was $30.37, a 2% increase from the year ended September 30, 2011 ARPU of $29.88. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will continue to be positively impacted by (i) an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 3.6% in DIRECTV’s fiscal quarter ending March 31, 2012 to $91.99, as disclosed in DIRECTV’s public filings), (ii) an increasing ARPU generated from the sale of incremental high-speed Internet services to the Company’s subscribers, and (iii) a general increase in recurring revenue realized from the upgrade of properties to the new DIRECTV HD platform and the associated advanced services.

On February 6, 2012 and April 6, 2012, the Company entered into agreements to sell three properties to certain divisions of Charter Communications at an average price of $966 per subscriber. Consents from the properties were received and the properties closed in two closings on June 15, 2012 and July 18, 2012. Additionally, the Company entered into an agreement on June 19, 2012 to sell two properties to Summit Broadband at a price of $1,000 per subscriber. Consents from the property were received and the properties closed on July 17, 2012. Negotiations for smaller asset sales are continuing and progressing.

On July 10, 2012, the Company signed a definitive agreement pursuant to which the Company will merge into Multiband Corporation (“Multiband”) and will effectively continue to operate as a subsidiary of Multiband in its MDU business segment. Multiband will issue 4.3 million shares of its common stock for all issued and outstanding shares of MDU Communications common stock, with certain potential adjustments. Multiband, as a whole, operates with 3,700 employees in 33 states with 33 field offices. The companies anticipate the merger to close in October 2012. For further information please review the Company’s 8-K filed with the Securities and Exchange Commission on July 10, 2012.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN is representing the Company in the merger with Multiband and continues to pursue interest generated from a distributed executive overview of larger asset clusters that the Company would entertain purchase offers. The Company makes no representations that the above-mentioned merger or asset sales will result in any closed transactions.

On a going forward basis, based on current projections, the Company does not expect its available cash and remaining Credit Facility to be sufficient to cover estimated liquidity needs for the next twelve months. Without additional funding sources or significant asset sales, the Company forecasts that its capital may be depleted sometime during its first or second fiscal quarter of 2013. To conserve capital, the Company has been actively pursuing a number of initiatives intended to reduce costs, including layoffs, reductions in benefits, limitation on travel, scaled back marketing efforts, restricted stock for forfeited salary and across-the-board employee salary reductions. The Company is in a holding pattern and is no longer deploying services into new properties unless the cost of systems is partially or completely funded by the ownership group. Although these measures assist in conserving cash, the Company’s ability to continue to operate is dependent on the ability to raise additional capital, sell a significant number of assets, or enter into a merger, however, there can be no assurance that these efforts will be successful. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the nine months ended June 30, 2012 and 2011, the Company reported EBITDA (as adjusted) of $2,362,314 and $2,919,334, respectively. For the three months ended June 30, 2012 and 2011, the Company reported EBITDA (as adjusted) of $987,652 and $888,016, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For The Nine Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011
EBITDA	$2,362,314	$2,919,334	$987,652	$888,016
Interest expense	(2,390,848)	(1,942,432)	(814,101)	(669,568)
Deferred finance costs and debt discount amortization (interest expense)	(290,446)	(261,279)	(96,815)	(92,649)
Provision for doubtful accounts	(222,874)	(349,934)	—	(140,975)
Depreciation and amortization	(4,895,143)	(5,665,545)	(1,670,757)	(1,923,371)
Share-based compensation expense - employees	(36,260)	(38,784)	(9,543)	(16,097)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	—	(28,930)	—	(10,608)
Compensation expense for issuance of common stock for employee bonuses	(10,625)	(31,767)	—	(31,767)
Compensation expense for issuance of common stock for employee services	—	(59,790)	—	(28,970)
Compensation expense accrued to be settled through the issuance of common stock	(73,652)	—	(73,652)	60,737
Compensation expense through the issuance of restricted common stock for services rendered	(56,225)	(88,770)	(9,180)	(88,770)
Net loss	$(5,613,759)	$(5,547,897)	$(1,686,396)	$(2,054,022)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2012, there were no material changes to accounting estimates or judgments.

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

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

The following table sets forth for the nine months ended June 30, 2012 and 2011 the percentages which selected items in the Statement of Operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011		Change ($)	Change (%)
REVENUE	$20,802,991	100%	$20,254,067	100%	$548,924	3%
Direct costs	10,136,900	49%	9,099,461	45%	1,037,439	11%
Sales expenses	1,101,715	5%	1,084,501	5%	17,214	2%
Customer service and operating expenses	4,660,344	22%	4,432,407	22%	227,937	5%
General and administrative expenses	3,191,920	15%	3,376,774	17%	(184,854)	-5%
Depreciation and amortization	4,895,143	24%	5,665,545	28%	(770,402)	-14%
Gain on sale of customers and property and equipment	(250,566)	-1%	(60,416)	0%	(190,150)	-
OPERATING LOSS	(2,932,465)	-14%	(3,344,205)	-17%	411,740	-12%
Interest expense	(2,681,294)	-13%	(2,203,692)	-10%	(477,602)	22%
NET LOSS	$(5,613,759)	-27%	$(5,547,897)	-27%	$(65,862)	1%

Revenue. Revenue for the nine months ended June 30, 2012 increased 3% to $20,802,991, compared to revenue of $20,254,067 for the nine months ended June 30, 2011. This increase in recurring revenue is mainly attributable to the higher ARPU due to instituted price increases, a higher percentage of customers subscribing to advanced services, and low margin subscribers being converted to higher margin services. The Company expects total revenue to remain constant or slightly decline during the remainder of fiscal 2012 as the Company continues in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
Private cable programming revenue	$2,420,980	11%	$3,125,207	15%
DTH programming revenue and subsidy	14,470,373	70%	12,900,916	64%
Internet access fees	2,309,331	11%	2,413,618	12%
Installation fees, wiring and other revenue	1,602,307	8%	1,814,326	9%
Total Revenue	$20,802,991	100%	$20,254,067	100%

DTH revenue continued to increase due mainly to an increase in APRU and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The decrease in installation and other revenue was due to higher revenue received in the period ended June 30, 2011 from the DIRECTV Connected Properties program. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain fairly constant for the remainder of fiscal 2012.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased to $10,136,900 for the nine months ended June 30, 2012, as compared to $9,099,461 for the nine months ended June 30, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost), direct costs increased over the nine months ended June 30, 2011. Direct costs are expected to remain constant or decrease slightly during the remainder of fiscal 2012 as the Company remains in a growth holding pattern.

Sales Expenses. Sales expenses were $1,101,715 for the nine months ended June 30, 2012, compared to $1,084,501 for the nine months ended June 30, 2011. The slight increase was due mainly to an increase in marketing efforts associated with the discontinued DIRECTV Connected Properties program. During the remainder of fiscal 2012, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $4,660,344 and $4,432,407 for the nine months ended June 30, 2012 and 2011, respectively. The expenses increased period over period primarily in connection with one-time expenses associated with the outsourcing of the call center. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2012 as the Company has no immediate plans for growth. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2012		Nine Months Ended June 30, 2011
Call center expenses	$1,920,789	41%	$1,647,972	37%
General operation expenses	807,189	17%	806,776	18%
Property system maintenance expenses	1,932,366	42%	1,977,659	45%
Total customer service and operation expense	$4,660,344	100%	$4,432,407	100%

Call center expenses increased for the reasons mentioned above, but should remain constant during the remainder of fiscal 2012. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the decrease was primarily due to cost reductions and a slightly less number of properties due to property sales, transfers and non-renewals.

Additionally, the Company wrote-off obsolete fixed assets during the nine months ended June 30, 2012 in the amount of $10,261, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2012 and 2011, of $3,191,920 and $3,376,774, respectively, decreased 2% as a percent of revenue. Of the general and administrative expenses for the nine months ended June 30, 2012 and 2011, the Company had total noncash charges included of $374,600 and $583,833, respectively.

Excluding the $374,600 and $583,833 in noncash charges from the nine months ended June 30, 2012 and 2011, respectively, general and administrative expenses were $2,817,320 (14% of revenue) compared to $2,792,941 (14% of revenue), respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2012, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employee options based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2012 and 2011, amortized over the requisite vesting period, of $36,260 and $38,784, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 17 months is approximately $40,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $5,665,545 during the nine months ended June 30, 2011 to $4,895,143 during the nine months ended June 30, 2012, a 4% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $290,446 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $5,535,225, the Company reported a net loss of $5,613,759 for the nine months ended June 30, 2012, compared to noncash charges of $6,524,799 and a reported net loss of $5,547,897 for the nine months ended June 30, 2011.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

The following table sets forth for the three months ended June 30, 2012 and 2011 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011		Change ($)	Change (%)
REVENUE	$6,834,792	100%	$6,815,207	100%	$19,585	0%
Direct costs	3,322,766	49%	3,130,141	46%	192,625	6%
Sales expenses	341,417	5%	363,603	5%	(22,186)	-6%
Customer service and operating expenses	1,441,597	21%	1,479,022	22%	(37,425)	-3%
General and administrative expenses	993,532	15%	1,210,875	18%	(217,343)	-18%
Depreciation and amortization	1,670,757	24%	1,923,371	28%	(252,614)	-13%
Gain on sale of customers and property and equipment	(159,797)	-2%	-	0%	(159,797)	-
OPERATING LOSS	(775,480)	-12%	(1,291,805)	-19%	516,325	-40%
Interest expense	(910,916)	-13%	(762,217)	-11%	(148,699)	20%
NET LOSS	$(1,686,396)	-25%	$(2,054,022)	-30%	$367,626	-18%

Revenue. Revenue for the three months ended June 30, 2012 was $6,834,792, compared to revenue of $6,815,207 for the three months ended June 30, 2011. This increase in recurring revenue is mainly attributable to higher ARPU due to instituted price increases, a higher percentage of customers subscribing to advanced services, and low margin subscribers being converted to higher margin services. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2012 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Private cable programming revenue	$789,826	12%	$947,158	14%
DTH programming revenue and subsidy	4,829,144	71%	4,536,816	67%
Internet access fees	760,527	11%	774,847	11%
Installation fees, wiring and other revenue	455,295	6%	556,386	8%
Total Revenue	$6,834,792	100%	$6,815,207	100%

DTH revenue continued to increase due mainly to an increase in APRU and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue. The decrease in installation and other revenue was due to higher revenue received in the period ended June 30, 2011 from the DIRECTV Connected Properties program. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain fairly constant for the remainder of fiscal 2012.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs increased to $3,322,766 for the three months ended June 30, 2012, as compared to $3,130,141 for the three months ended June 30, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost), direct costs increased over the quarter ended June 30, 2011. Direct costs are expected to remain constant or decrease slightly during the remainder of fiscal 2012 as the Company remains in a growth holding pattern.

Sales Expenses. Sales expenses decreased to $341,417 for the three months ended June 30, 2012, compared to $363,603 for the three months ended June 30, 2011. During the remainder of fiscal 2012, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,441,597 and $1,479,022 for the three months ended June 30, 2012 and 2011, respectively, a 1% reduction as a percent of revenue. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2012 as the Company has no immediate plans for growth. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Call center expenses	$623,486	43%	$553,715	37%
General operation expenses	231,404	16%	275,010	19%
Property system maintenance expenses	586,707	41%	650,297	44%
Total customer service and operation expense	$1,441,597	100%	$1,479,022	100%

Call center expenses increased over the same period in the previous year due to additional costs related to transitioning to the outsourced call center. General operations expenses decreased due to cost reductions. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the decrease was due primarily to cost reductions and a slightly less number of properties due to property sales, transfers and non-renewals.

Additionally, the Company wrote-off obsolete fixed assets during the three months ended June 30, 2012 in the amount of $2,539, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 and 2011, of $993,532 and $1,210,875, respectively, declined 3% as a percent of revenue, due mainly to cost reductions. Of the general and administrative expenses for the three months ended June 30, 2012 and 2011, the Company had total noncash charges included of $77,964 and $256,450, respectively.

Excluding the $77,964 and $256,450 in noncash charges from the three months ended June 30, 2012 and 2011, respectively, general and administrative expenses were $915,568 (13% of revenue) compared to $954,425 (14% of revenue), respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2012, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employee options based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2012 and 2011, amortized over the requisite vesting period, of $9,543 and $16,097, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 17 months is approximately $40,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $1,923,371 for the three months ended June 30, 2011, to $1,670,757 for the three months ended June 30, 2012, a 4% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $96,815 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $1,809,947, the Company reported a net loss of $1,686,396 for the three months ended June 30, 2012, compared to noncash charges of $2,272,470 and a reported net loss of $2,054,022 for the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2012 and 2011, the Company recorded net losses of $5,613,759 and $5,547,897, respectively. Company operations used net cash of $479,106 and had positive cash flow from operations of $400,669 during the nine months ended June 30, 2012 and 2011, respectively. At June 30, 2012, the Company had an accumulated deficit of $73,921,873.

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

The Company borrowed $2,366,290 on its Credit Facility for the nine months ended June 30, 2012, and as of that date, the Company has borrowed a total of $29,582,256 (not including debt discount of $44,291), which is due on June 30, 2013. As of June 30, 2012, $417,744 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the nine months ended June 30, 2012 and 2011 due to the net loss. The net operating loss carry forward expires on various dates through 2031, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

As of June 30, 2012, the Company had available cash and remaining available Credit Facility, collectively, of $521,840. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or proceeds from asset sales, the Company forecasts that its available capital may be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

In order for the Company to continue operations and to fully implement its business plan, it needs to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales or a merger. The asset sale negotiations have met with some success for individual out-of-market assets, but have not yet resulted in larger asset sales. The Company has previously discussed and disclosed the option of merger as a viable alternative to continue its business operations and growth. In furtherance thereof, on July 10, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband. Although several conditions precedent still exist, the Company is working toward closing the merger in its first fiscal quarter of 2013. However, the Company’s ability to close asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

NINE MONTHS ENDED JUNE 30, 2012 AND 2011

During the nine months ended June 30, 2012 and 2011, the Company recorded net losses of $5,613,759 and $5,547,897. At June 30, 2012, the Company had an accumulated deficit of $73,921,873.

Cash Balance. At June 30, 2012, the Company had cash and cash equivalents of $104,096, compared to $84,747 at September 30, 2011. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2012, the Company increased the amount borrowed against the Credit Facility by $2,366,290. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or significant asset sales, the Company forecasts that its available cash may be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Operating Activities. Company operations used net cash of $479,106 during the nine months ended June 30, 2012, and provided net cash of $400,669 during the nine months ended June 30, 2011. Net cash (used in) provided by operating activities included a decrease of $810,374 and $122,188 in accounts payable and other accrued liabilities during the nine months ended June 30, 2012 and 2011, respectively. Additionally, during the nine months ended June 30, 2012 and 2011, there was a decrease of $375,733 and an increase of $631,419 in accounts and other receivables, respectively, and prepaid expenses decreased $489,006 and increased $33,114, respectively. During the nine months ended June 30, 2012 and 2011, deferred revenue decreased $264,632 and increased $237,458, respectively.

Net loss for the nine months ended June 30, 2012 and 2011 was $5,613,759 and $5,547,897, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $5,535,225 and $6,524,799, respectively.

Investing Activities. During the nine months ended June 30, 2012 and 2011, the Company purchased $2,005,610 and $2,673,151, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the nine months ended June 30, 2012 and 2011, the Company paid $0 and $621,220, respectively, for the acquisition of intangible assets and related fees. During the nine months ended June 30, 2012, the Company received $145,811 in proceeds for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties program, and $191,964 in proceeds for the sale of subscribers and related property and equipment to Charter Communications Entertainment II, LLC, and for the nine months ended June 30, 2011, the Company received $89,651 in proceeds from the sale of subscribers and related property and equipment to Comcast.

Financing Activities. During the nine months ended June 30, 2012 and 2011, the Company incurred $200,000 in deferred financing costs in each period, and increased by $2,366,290 and $2,792,701, the amount borrowed through the Credit Facility, respectively. Equity financing activity provided $7,135 from 2,785 shares of common stock purchased by employees through the Employee Stock Purchase Plan during the nine months ended June 30, 2011, with $0 during the nine months ended June 30, 2012.

Working Capital. As of June 30, 2012, the Company had negative working capital of $31,745,278, compared to negative working capital of $2,089,623 as of September 30, 2011, with the increase due to the Credit Facility due on June 30, 2013 being classified as current debt. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2012. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or significant asset sales, the Company forecasts that its available cash may be depleted sometime during its first or second fiscal quarter of 2013, and it will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to continue operations and capitalize on future strategic plans, it will be required to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales. These negotiations have met with some success for individual out-of-market assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, through asset sales or otherwise, on acceptable terms or at all, remains uncertain. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

The Company has for the past twelve months disclosed the option of merger as a viable alternative to continue its business operations and growth. On July 10, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband. Although several conditions precedent still exist, the Company is working toward closing the merger in its first fiscal quarter of 2013, however, there can be no assurance that the merger will close.

Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2012 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of June 30, 2012 and through the date of this filing, the Company does have litigation in the normal course of business, however, it does not expect the outcome of this litigation to have a material effect on the Company.

Item 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed on December 23, 2011, and (ii) the risk factors set forth below, which supplement and modify the risk factors set forth in our 10-K.

We believe we will require additional capital in the near term to meet our liquidity needs for the next twelve months and will also need additional capital in the long-term to maintain our current business plans or to pursue alternative plans and strategies; such additional capital may not be available on acceptable terms or at all.

Based on our current projections, we do not expect our available cash and remaining Credit Facility as of June 30, 2012 to be sufficient to cover our estimated liquidity needs for the next 12 months. We also do not expect our operations to generate positive cash flows during the next 12 months. Without additional funds or financing sources, we forecast that our cash and remaining Credit Facility would be depleted sometime in our first or second fiscal quarter of 2013. Thus, we will be required to raise additional capital in the near term in order to continue operations. Further, we also need to raise additional capital over the long-term to fully implement our business plans. However, our ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain. Additionally, unless we are able to refinance our $30 million Credit Facility, which is uncertain, we will be facing maturity and repayment on June 30, 2013.

Our ability to continue to operate our business is substantially dependent on our ability to raise additional capital in the near term. We are actively pursuing a number of possible funding options, but there can be no assurance that these efforts will be successful. Our expected continued losses from operations and the uncertainty about our ability to obtain sufficient additional capital raise substantial doubt about our ability to continue as a going concern. For additional information on our liquidity issues, see “Liquidity and Capital Resources” on page 23.

As a part of our cost savings initiatives we have instituted across-the-board salary reductions which may have an adverse effect on our workforce and cause our business to be materially and adversely affected.

As part of a company-wide cost savings initiative we have implemented across the board, but graduated, salary reductions. These reductions may be met with resistance by employees, lower moral, lower productivity and incite certain employees to terminate their employment. We may have a problem retaining and/or attracting qualified personnel. As a result, our business could be materially and adversely affected.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2012	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2012	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

