Form 10-Q/A
period 2012-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-09-13
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to MDU Communications International, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from MDU Communications International, Inc.’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II — OTHER INFORMATION

Item 6. EXHIBITS

31.1*- Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

31.2*- Rule 13a-14(a)/15d-14(a) Certification, executed by Carmen Ragusa, Jr., Vice President of Finance and Administration of MDU Communications International, Inc.

32.1*- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Sheldon Nelson, Chairman, Board of Directors, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

32.2*- Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Carmen Ragusa, Jr., Vice President of Finance and Administration of MDU Communications International, Inc.

101** - Interactive Data File

____________

* Previously filed or furnished as an exhibit to MDU Communications International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

** Furnished with this Form 10-Q/A

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: September 13, 2012	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: September 13, 2012	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

3