Form 10-K
period 2012-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-12-21
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value of the voting and nonvoting common equity (based upon the closing price on the OTC Bulletin Board on March 31, 2012) held by non-affiliates was approximately $5.2 million.

The number of shares of common stock ($0.001 par value) outstanding as of December 21, 2012 was 5,672,820.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of MDU Communications International, Inc., to be filed on or before January 30, 2013, are forward incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to MDU Communications International, Inc. that is based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words “estimate,” “project,” “believe,” “anticipate,” “hope,” “intend,” “expect,” and similar expressions are intended to identify forward looking statements, although not all forward-looking statements contain these identifying words. The words “MDU Communications,” “the Company,” “we,” “our,” and “us” refer to MDU Communications International, Inc. together with its subsidiaries, where appropriate.

Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties, and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include the risks described in Item 1A. “Risk Factors” and elsewhere in this Report and, among others, the following: general economic and business conditions, both nationally, internationally, and in the regions in which we operate; catastrophic events, including acts of terrorism; relationships with and events affecting third parties like DIRECTV; demographic changes; existing government regulations, and changes in, or the failure to comply with, government regulations; competition; the loss of any significant numbers of subscribers or viewers; changes in business strategy or development plans; the cost of pursuing new business initiatives; integration of business initiatives such as acquisitions and mergers, technological developments and difficulties; the availability and terms of capital to fund our business in the short term and potential expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

OVERVIEW

MDU Communications International, Inc. (together with its subsidiaries mentioned below, the “Company”) is a national provider of digital satellite television, high-speed Internet, digital phone and other information and communication services to residents living in the United States multi-dwelling unit (“MDU”) market—estimated to include 32 million residences. MDUs include apartment buildings, condominiums, gated communities, universities and other properties having multiple units located within a defined area. The Company negotiates long-term access agreements with the owners and managers of MDU properties allowing it the right to design, install, own and operate the infrastructure and systems required to provide digital satellite television, high-speed Internet, digital phone, and potentially other services, to their residents.

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

Directors AND Executive Officers

The following table and the narrative below sets forth the information concerning the Company’s directors and executive officers for the fiscal year ended September 30, 2012:

Directors and Executive Officers	Age	Position(s)
Sheldon Nelson	51	President, CEO, CFO, Director
Carolyn Howard	49	Director
Richard Newman	60	Director
J.E. “Ted” Boyle	65	Director (beginning November 1, 2012)
Gregory L. Osborn	55	Director (beginning November 1, 2012)
Patrick Cunningham	44	Vice President, Sales and Marketing
Brad Holmstrom	47	General Counsel and Corporate Secretary
Carmen Ragusa, Jr.	64	Vice President, Finance and Administration
Mike Stanway	47	Vice President, Operations and Technology

Sheldon B. Nelson, 51, has served as President and Chief Executive Officer of the Company and a member of the Board of Directors, including a term as Chairman, since November 1998. From 1983 to 1998 he was President of 4-12 Electronics Corporation, a provider of products and services to the Canadian satellite, cable, broadcasting and SMATV industries. In addition to his day-to-day responsibilities during his tenure at 4-12 Electronics, Mr. Nelson developed that company into one of Canada’s largest private cable system operators. Mr. Nelson is a 1983 graduate of Gonzaga University in Spokane, Washington where he graduated from the School of Business Administration, Magna cum Laude, and was the recipient of the School of Business Administrations’ Award of Excellence. Mr. Nelson also sits on the board of Diamcor Mining, Inc. Mr. Nelson is not involved in any material legal proceedings other than described in Item 3.

Carolyn C. Howard, 49, was elected to the Board of Directors in July 2005. Ms. Howard has been employed by Howard Interests since 1987, a venture capital firm, of which she is a co-founder and manager. She has held positions in banking with a focus on Fannie Mae/Freddie Mac lending. She has managed positions with securities firms trading and covering institutional accounts. In 1992 through 1997, she acted as CEO and COO of one of New Hampshire’s largest food service and bottled water companies. In 1997, she facilitated the sale of that company to Vermont Pure Springs, Inc., a publicly traded company. Ms. Howard also sits on the board and chairs the audit committee of Video Display Corporation (VIDE), a publicly traded company. Ms. Howard studied accounting and finance at both New Hampshire College and Franklin Pierce University. Presently she serves as President to the Jaffrey Gilmore Foundation and Board Chair to the Sharon Arts Center, both non-profit educational and art organizations in New Hampshire. Ms. Howard is not involved in any material legal proceedings other than described in Item 3.

Richard Newman, 60, joined the Board of Directors in December 2007 and resides in New York City. He is currently a Managing Partner of Atlantis Associates, a private equity firm he founded, that is mainly focused on business services, manufacturing, education and media investment opportunities. Previously, he was Managing Director at Andlinger & Co., a private equity firm with investments in media, business services, and manufacturing. Prior to joining Andlinger, Mr. Newman was a Managing Director at East Wind Advisors, a boutique investment banking firm and a partner at Hart Capital, a private equity firm. In addition to the experience noted above, Mr. Newman has 20 years of experience in financial advisory and operating roles for both profitable and financially-challenged corporations. He holds an MBA from the Stanford University Graduate School of Business, an MA from the Stanford University School of Education and a BA from Brown University. Mr. Newman is not involved in any material legal proceedings other than described in Item 3.

Patrick Cunningham, Vice President of Sales and Marketing, 44, has been a Vice President with the Company since 2000. He has over fifteen years of management experience focused on the telecommunications industry. Mr. Cunningham was formerly the Vice President of Distribution and Sales for SkyView World Media. At SkyView, he was responsible for the distribution, sales, marketing and technical service of the SkyView products. SkyView was one of the leading private providers of television services to the MDU and ethnic communities with over 100,000 subscribers nationwide. SkyView was the largest Master Systems Operator for DIRECTV and a leading producer and distributor of foreign language television programming. Prior to SkyView, and after some time as a maintenance manager with Schnieder National, Inc., Mr. Cunningham was an Officer in the U.S. Army where he served as a Battalion Communications Officer and an M1A1 Tank Platoon Leader. Mr. Cunningham has a Bachelor of Science from Union College in Schenectady, NY where he majored in Industrial Economics.

Brad Holmstrom, General Counsel and Corporate Secretary, 47, has been with the Company since 2000. Prior to joining the Company, Mr. Holmstrom was partner in the Kansas City, Missouri office of the law firm Shughart Thomson & Kilroy, PC.

Carmen Ragusa, Jr., Vice President of Finance and Administration, 64, has been with the Company since 2004. He is a CPA, holds an MBA and brought to the Company over twenty-five years of experience in both the public and private sectors of the manufacturing and construction industry, with the last ten years in a senior financial capacities of Vice President of Finance and Chief Financial Officer in privately held corporations with $40 to $50 million in recurring annual revenue. Mr. Ragusa has experience not only in the management of all aspects of accounting and finance departments, but has made significant contributions in the areas of business development, financial stability and has assisted in the implementation of operational strategies that support business development and financial objectives.

Michael Stanway, Vice President of Operations and Technology, 47, joined the Company in 2000 as Manager and then Director of MIS/IT Services. Mr. Stanway then assumed the position of Director and thereafter Vice President of Operations prior to becoming Vice President of Operations and Technology. Mr. Stanway has a post-secondary degree as a Network Specialist with Microsoft and Novell certifications.

CORPORATE HISTORY

Our Canadian operating company, MDU Communications Inc. (“MDU Canada”), was incorporated in March 1998. In April 1999, we incorporated MDU Communications International, Inc. in Delaware and MDU Canada became a wholly owned subsidiary that at its peak had over 15,000 subscribers and seven offices across Canada. In March 2000, we formed MDU Communications (USA) Inc., a Washington corporation (“MDU USA”), to conduct business in the United States. In early 2001, we made a fundamental re-assessment of our business plan and determined that the most profitable markets lay in densely populated areas of the United States. The Company changed its corporate focus and business strategy from serving the entire North American MDU market, to several key U.S. markets. To further this change, in 2001 we completed an agreement with Star Choice Television Network, Inc. for the sale of our Canadian satellite television assets. As a result, by May 30, 2001 we relocated our operations and certain key employees to our New York Metro Area office in Totowa, New Jersey. MDU Communications International, Inc. operates essentially as a holding company with MDU Canada and MDU USA as its wholly owned operating subsidiaries. MDU Canada is now inactive and nonreporting. MDU USA operates in fourteen states with regional offices in the New York, Chicago, Washington, DC, Miami and Dallas greater metropolitan areas.

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

STRATEGIC ALLIANCE WITH DIRECTV

The Company has had a significant strategic relationship with DIRECTV since May of 2000. Most recently, the Company entered into a System Operator Agreement with DIRECTV (“Agreement”) effective June 1, 2007. This Agreement has an initial term of three years with two, two-year automatic renewal periods upon our achievement of certain subscriber growth goals, with an automatic extension of the entire Agreement to coincide with the expiration date of the Company’s latest property access agreement. The Agreement is currently in its second two-year automatic renewal period.

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

Under the DIRECTV Agreement, the Company may not solicit sales for any other DTH digital satellite television service in the United States. Consequently, the Company is primarily dependent on DIRECTV for its digital set-top programming in the United States. During the fiscal year ended September 30, 2012, revenues from all DIRECTV services were approximately 60% of total revenues. DIRECTV is not required to use the Company on an exclusive basis and could either contract with others to install distribution systems and market programming in MDUs or undertake such activities directly itself or through retail stores, as it does for single-family television households.

DIRECTV offers in excess of 800 entertainment channels of digital quality video and compact disc quality audio programming and currently transmits via ten high power satellites. DIRECTV is currently delivering over 170 national HDTV channels giving DIRECTV the distinct edge in high definition programming. We believe that DIRECTV’s extensive line up of high definition programming, international programming, pay per view movies and events and sports packages, including the exclusive “NFL Sunday Ticket,” have enabled DIRECTV to capture a majority market share of existing DTH subscribers and will continue to drive strong subscriber growth for DIRECTV programming in the future. Through our strategic relationship with DIRECTV, we expect to capitalize on the significant name recognition that DIRECTV creates and maintains as well as their immense advertising budget and advertised programming specials. Additionally, we benefit from the large-scale national marketing campaigns that are continuously run by DIRECTV.

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

We believe that today’s MDU market offers us a very good business opportunity because:

•	Advances in communication and information technology have created demand for new services such as digital satellite television, high definition television, 3-D television, digital video recorders, on-demand services and bundled services.

•	Regulatory changes in the United States authorizing the provision of digital satellite television services and local channels has given television viewers the opportunity to choose the provider of their television programming based on quality of signal, cost and variety of programming.

•	Our marketing program focuses on the choice and benefits of using satellite television programming over cable programming, including cost savings.

•	To date, DIRECTV and other digital satellite television program providers have focused primarily on the single-family residence market because of the lower cost of deployment and fewer technical difficulties than those incurred in MDU properties and are now capitalizing on the MDU market.

COMPETITION

The home entertainment and video programming industry is competitive, and we expect competition to intensify in the future. We face our most significant competition from the franchised cable operators. In addition, our competition includes other satellite providers and telecom providers:

Franchised Cable Systems. Cable companies currently dominate the market in terms of subscriber penetration, the number of programming services available, audience ratings and expenditures on programming. The traditional cable companies currently serve an estimated 68% of U.S. television households, down from approximately 72% five years ago. Satellite services are gaining market share and DTH providers still have an opportunity in which to acquire and consolidate a significant subscriber base by providing a higher quality signal over a vast selection of video and audio channels at a comparable or reduced price to most cable operators’ current service.

Traditional Telephone Companies. Our next largest competition is traditional telephone companies such as Verizon and AT&T, who have over the past few years diversified their service offerings to compete with traditional franchised cable companies in a triple play market. These phone companies have in the past also been resellers of DIRECTV and DISH/Echostar video programming, however, rarely in the MDU market. Video offerings from traditional phone companies are now becoming a significant competitor in the MDU market.

Other Satellite Operators. Additional competition is from other operators who build and operate communications systems such as satellite master antenna television systems, commonly known as SMATV, or private cable headend systems, which generally serve condominiums, apartment and office complexes and residential developments. We also compete with other national DTH operators such as DISH/Echostar.

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

EMPLOYEES

We had 105 employees, all full-time, as of September 30, 2012. None of our employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

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

The Company will require additional capital in the near term to meet liquidity needs for the next twelve months and will also require additional capital in the long-term to maintain its current business plans or to pursue alternative plans and strategies; such additional capital may not be available on acceptable terms or at all.

The Company had a net loss of $6.4 million, an accumulated deficit of $75 million and a working capital deficit of $30.7 million at and for the year ended September 30, 2012. Based on our current projections, we do not expect our available cash and remaining Credit Facility (defined below) as of September 30, 2012 to be sufficient to cover our estimated liquidity needs for the next 12 months. We also do not expect our operations to generate positive cash flows during the next 12 months. Without additional funds or financing sources, we forecast that our cash and remaining Credit Facility would be depleted sometime in our first or second fiscal quarter of 2013. Thus, we will be required to raise additional capital in the near term in order to continue operations. Further, we also need to raise additional capital over the long-term to fully implement our business plans. We may also elect to sell certain assets to raise additional capital. However, our ability to raise sufficient additional capital or sell certain assets in the near and long-term on acceptable terms, or at all, remains uncertain.

To date, asset sale negotiations have met with some success for certain assets, but have not resulted in larger asset sales. We are also actively pursuing initiatives to reduce costs to conserve cash. Even if these initiatives result in the anticipated cost savings, we will still be required to obtain additional capital in the near term in order to continue operations. Additionally, unless the Company is able to refinance its $30 million Credit Facility, which is uncertain, it will be facing maturity and repayment on June 30, 2013.

If the Company cannot obtain significant capital in the near term, in order for the Company to continue operations, it needs to explore a merger with another entity. The Company has previously discussed and disclosed a merger as a viable alternative to continue its business operations and growth. In furtherance thereof, on July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband. The Company makes no representation as to the likelihood of the merger being consummated.

Our ability to continue to operate our business is substantially dependent on our ability to raise additional capital in the near term or consummate a merger. There can be no assurance that these efforts will be successful. Our expected continued losses from operations and the uncertainty about our ability to obtain sufficient additional capital raise substantial doubt about our ability to continue as a going concern.

Failure to complete our pending merger with Multiband Corporation will subject us to financial risks and could cause the price of our common stock to decline.

On July 9, 2012, we entered into a merger agreement with Multiband Corporation. The proposed merger is subject to certain conditions precedent and approvals. We cannot provide assurances as to whether we will obtain the necessary approvals or be able to remove conditions precedent. Also, we cannot assure our stockholders that the merger agreement will be approved and adopted by our stockholders or that the other conditions to the completion of the merger set forth in the merger agreement will be satisfied. We are subject to a number of other risks associated with the pending merger, including the following:

•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•	the announcement of the merger and our planning for integration of our business with Multiband Corporation could disrupt our business plans and operations, adversely affect our ability to retain key employees, and divert the attention of our management from opportunities that could be beneficial to our business;

•	the announcement of the merger could adversely affect our relationships with customers, suppliers and other parties;

•	the occurrence of some events, changes, or other circumstances described in the merger agreement could cause a termination of the merger agreement;

•	the benefits we expect our stockholders to realize from the merger may not be realized; and

•	we expect to incur significant legal, accounting, financial advisory, and other costs, fees, expenses and charges related to the merger.

As a part of our cost savings initiatives, we have in the past, and may in the future, need to institute across the board salary reductions, which may have an adverse effect on our workforce and cause our business to be materially and adversely affected.

As part of a Company-wide cost savings initiative, we implemented for a period of time, across the board, but graduated, salary reductions that we may have to reinstate. These reductions may be met with resistance by employees, lower morale, lower productivity and incite certain employees to terminate their employment. We may have a problem retaining and/or attracting qualified personnel. As a result, our business could be materially and adversely affected.

The Company has incurred losses since inception and may incur future losses.

To date, the Company has not shown a profit in its operations. As of the Company’s year ended September 30, 2012, it has accumulated losses of $74,699,163. It cannot assure that it will achieve or attain profitability. If it cannot achieve operating profitability, the Company will not be able to meet its working capital requirements, which will have a material adverse effect on its business and will impair its ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders could lose their entire investment in the Company.

The Company may default on its revolving line of credit.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20,000,000 credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $10 million increase to its original $20 million revolving five year Credit Facility for a total line of $30 million. There are several terms of default set forth in the Loan and Security Agreement and it becomes due on June 30, 2013. Should the Company default on any of the terms, including repayment, the balance owed under the Loan and Security Agreement may be accelerated, the interest rate increased and the Company may not have further access to the Credit Facility. In such a case, if the Company cannot refinance, the Company may have to sell significant assets to repay the outstanding balance or be placed in default, which may adversely affect any stockholder investment in the Company.

The business of the Company may be adversely affected by the current economic recession.

The domestic and international economies are still experiencing the effects of recession. This recession has been magnified by the tightening of the credit markets. The domestic markets may remain depressed for an undeterminable period of time, which could have a material adverse effect on the Company’s revenues and profits.

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

Absence of dividends on common stock.

The Company has never declared nor paid any dividends on its common stock. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of the Board of Directors of the Company and will depend upon a variety of factors, including the ability of the Company to service its outstanding indebtedness, if any, and to pay dividends on securities ranking senior to the common stock, if any, the Company’s future earnings, if any, capital requirements, financial condition and such other factors as the Company’s Board of Directors may consider to be relevant from time to time. Earnings of the Company, if any, are expected to be retained for use in expanding the Company’s business. Accordingly, the Company does not expect to declare or pay any dividends on its common stock in the foreseeable future.

The price of the Company’s securities may be volatile and subject to wide fluctuations.

The market price of the Company’s securities may be volatile and subject to wide fluctuations. If the Company’s revenues do not grow or grow more slowly than it anticipates, or, if operating or capital expenditures exceed its expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company’s securities could decline. If securities analysts alter their financial estimates of the Company’s financial condition it could affect the price of the Company’s securities. Some other factors that could affect the market price of the Company’s securities include announcements of mergers, new product or service offerings, technological innovations and competitive developments. In addition, if the market for stocks in the Company’s industry or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company’s securities could fall for reasons unrelated to its business, results of operations and financial condition. The market price of the Company’s stock also might decline in reaction to conditions, trends or events that affect other companies in the market for digital satellite television and high-speed Internet products and services even if these conditions, trends or events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require the Company to assess its internal controls over financial reporting annually. The rules governing the standards that must be met for management to assess its internal controls over financial reporting are complex. They require significant documentation, testing, and possible remediation of any significant deficiencies in and/or material weaknesses of its internal controls in order to meet the detailed standards under these rules. Although the Company has evaluated its internal controls over financial reporting as effective as of September 30, 2012, it may encounter unanticipated delays or problems in assessing its internal controls as effective or in completing assessments by required dates. In addition, the Company cannot assure that an audit of its internal controls by its independent registered public accountants will result in an unqualified opinion. If the Company cannot assess its internal controls as effective, investor confidence and share value may be negatively impacted.

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

The Company has entered into several agreements with DIRECTV since 2000. Under all of these agreements the Company may not market DTH services for any other provider. Consequently, the Company is primarily dependent upon DIRECTV for its set-top DTH programming service. During the year ended September 30, 2012, revenues from all DIRECTV services were approximately 60% of the Company’s total revenues. DIRECTV is not required to use the Company on an exclusive basis for marketing its programming to MDUs. The Company’s agreement with DIRECTV can be terminated under various circumstances, including, in particular, an uncured material breach by the Company of the agreement. Any such termination may have a material effect on the Company’s business.

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

We currently hold a lease for office and warehouse space in Chicago, Illinois for approximately 4,100 square feet that runs through November 30, 2013 at a cost of $4,411 per month. This space is adequate to suit our needs for the foreseeable future in the Chicago metropolitan area, but we are looking at alternatives for when the lease ends.

We currently hold a lease for office and warehouse space in Pompano Beach, Florida for approximately 4,088 square feet that runs through December 31, 2012 at a cost of $2,793 per month. We recently signed a lease beginning January 1, 2013 for space within the same complex for 2,304 square feet that runs through December 31, 2015 at a cost of $1,440 per month.

We currently hold a lease for office and warehouse space in Rockville, Maryland for approximately 2,500 square feet that runs through April 30, 2013 at a cost of $2,300 per month. This space is adequate to suit our needs for the foreseeable future in the Mid-Atlantic area, but we are looking at alternatives for when the lease ends.

We currently hold a lease for office and warehouse space in Amherst, New York for approximately 1,710 square feet that runs through September 15, 2014 at a cost of $1,603 per month. This space is adequate to suit our needs for the foreseeable future.

We currently hold a lease for office and warehouse space in Carrollton, Texas for approximately 3,400 square feet that runs through November 30, 2014 at a cost of $2,000 per month. This space is adequate to suit our needs for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2012 and through the date of this filing, the Company is involved in the following material litigation:

Holub v. MDU Communications International, Inc. et al., is a stockholder derivative lawsuit filed in the Superior Court of New Jersey on or about July 19, 2012 over the announced merger with Multiband Corporation, alleging, among other things, that the defendants breached their fiduciary duties as board members in connection with the business terms and approval process of the announced merger agreement with Multiband Corporation. Results from this proceeding may include an adverse effect on the merger, a potential award of monetary damages, and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over a previously accrued outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate individual liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity, however, an unfavorable outcome in a majority of these legal proceedings could have a material negative impact on the Company’s financial position, results of operations and liquidity.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not traded on a national securities exchange or the NASDAQ Stock Market. The common stock has been quoted on the OTC Bulletin Board under the symbol “MDTV” since December 2, 1998. The range of high and low bid prices on the OTC Bulletin Board during each fiscal quarter for the past two years, as reported by Bloomberg L.P., is as follows:

Quarter Ended	High	Low
December 31, 2010	$4.05	$2.50
March 31, 2011	$3.87	$2.68
June 30, 2011	$2.69	$2.00
September 30, 2011	$2.75	$1.02
December 31, 2011	$2.16	$1.60
March 31, 2012	$1.70	$1.00
June 30, 2012	$1.29	$0.55
September 30, 2012	$1.70	$0.88

Holders

On December 21, 2012, the closing price for the Company’s common stock on the OTC Bulletin Board was $1.49 per share. As of December 21, 2012, the Company had approximately 110 stockholders of record of its shares of common stock, with an approximate total of 700 stockholders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

(September 30, 2012)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	170,780	(1)	$3.05	0
Equity compensation plans not approved by security holders	0		0	0

(1)	The 2001 Stock Option Plan was approved by the stockholders on May 10, 2001, see Note 4 to Consolidated Financial Statements, contained herein, with a total reservation of 560,000 shares of common stock. As of September 30, 2012, 274,770 options have been exercised.
(2)	Per the terms of the 2001 Stock Option Plan, it expired on of March 20, 2011, therefore no further grants from the 2001 Stock Option Plan can be made.

Item 6.	Selected Financial Data

Not required under Regulation S-K for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RECENT DEVELOPMENTS

For the fiscal year ended September 30, 2012, the Company realized total revenue of $27,305,201, a 2% decrease over the prior fiscal year’s revenue of $27,880,132. EBITDA (as adjusted) for the fiscal year ended September 30, 2012 was $4,089,180, an increase of 8% over EBITDA (as adjusted) for the prior fiscal year ended September 30, 2011 of $3,758,862. EBITDA (as adjusted) for the year ended September 30, 2012, compared to the prior fiscal year, was positively impacted by an approximate $1.6 million gain on sales of assets, but negatively impacted by (i) the outsourcing of a significant number of call center functions, which resulted in one-time set up and training charges and generated higher than normal customer service and operating expense, (ii) additional operating costs associated with the planned transfer of properties to the DIRECTV Connected Properties program and other costs associated with the Company’s participation in the discontinued DIRECTV Connected Properties program as a dealer, (iii) increased expenses related to the Company’s proposed merger, and (iv) reduced revenues as a result of asset sales during the year.

The Company’s average revenue per unit (“ARPU”) was $30.36 at September 30, 2012, a 2% increase over $29.88 for the year ended September 30, 2011. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The Company believes that its recurring revenue and ARPU will continue to be positively impacted by an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.6% in DIRECTV’s fiscal quarter ending September 30, 2012 to $96.41, as disclosed in DIRECTV’s public filings).

The Company’s sales expense, general and administrative expense, and customer service and operating expense remained virtually unchanged for the year ended September 30, 2012, compared to the year ended September 30, 2011, as the Company focused on maintenance rather than growth. The additional costs incurred from the one-time set up and training charges for outsourcing call center functions and the additional costs associated with the planned transfer of properties to the DIRECTV Connected Properties program were offset by operating cost reductions including salary reductions and employee benefit reductions. Direct costs increased in dollars and 3% as a percent of revenue for the year ended September 30, 2012, compared to the year ended September 30, 2011, due mainly to the acquisition of subscribers in early fiscal 2012 for which the Company bears the entire programming cost.

The Company’s operating income before depreciation and amortization was approximately 13% of total revenue (approximately $3.53 million) in fiscal 2012, an increase when compared to operating income of 11% of total revenue (approximately $3.04 million) in fiscal 2011. Depreciation and amortization expense decreased 4%, as a percent of revenue, between the periods. The Company reduced its loss per common share from $1.35 in fiscal 2011 to $1.15 in fiscal 2012.

The Company reports 70,328 subscribers to its services as of September 30, 2012, a reduction in total subscribers when compared to the previous year ended September 30, 2011, due mainly to (i) the sale of twenty properties and subscribers, (ii) the transfer of six properties to DIRECTV under the Connected Properties program, and (iii) the non-renewal of certain private cable bulk properties and certain choice properties that the Company chose not to upgrade to digital services for economic reasons. As of September 30, 2012, the Company had 14 properties and 2,802 units in work-in-process that should contribute to organic growth in the upcoming quarters. Due to capital constraints, the Company is currently only deploying services to new properties where those properties are willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

Service Type	Subscribers as of Sept. 30, 2011	Subscribers as of Dec. 31, 2011	Subscribers as of March 31, 2012	Subscribers as of June 30, 2012	Subscribers as of Sept. 30, 2012

Bulk DTH	20,272	20,491	21,136	21,361	21,098
Bulk BCA	9,880	9,880	9,106	8,681	8,441
DTH -Choice/Exclusive	22,541	20,527	20,320	19,427	18,459
Bulk Private Cable	13,125	12,188	12,188	12,178	10,719
Private Cable Choice/ Exclusive	2,351	2,782	2,740	1,995	1,787
Bulk ISP	5,576	5,363	5,363	5,361	5,361
ISP Choice or Exclusive	4,966	5,034	4,986	4,565	4,441
Voice	14	19	20	22	22
Total Subscribers	78,725	76,284	75,859	73,590	70,328

On February 6, 2012 and April 6, 2012, the Company entered into agreements to sell three properties to certain divisions of Charter Communications at an average price of $966 per subscriber. Consents from the properties were received and the properties closed in two closings on June 15, 2012 and July 18, 2012. Additionally, on June 19, 2012 the Company sold two properties to Summit Broadband at a price of $1,000 per subscriber. On September 7, 2012, the Company entered into an agreement with Access Media 3, Inc. to sell fifteen properties at a price of $625 per subscriber. A second closing under the September 7, 2012 agreement with Access Media 3, Inc. occurred on November 1, 2012 for twelve additional properties at a price of $625 per subscriber. A third closing under the September 7, 2012 agreement with Access Media 3, Inc. occurred on December 11, 2012 for an additional thirteen properties at a price of $625 per subscriber.

On July 9, 2012, the Company signed a definitive agreement pursuant to which the Company will merge into Multiband Corporation (“Multiband”) and will effectively continue to operate as a subsidiary of Multiband in its MDU business segment. Originally, Multiband was to have issued 4.3 million shares of its common stock for all issued and outstanding shares of MDU Communications common stock, with certain potential adjustments. On September 17, 2012, Multiband amended its offer to a cash-for-stock offer with a total cash payout of $12.9 million. Terms are still being negotiated and conditions precedent still exist. Assuming the remaining conditions precedent can be satisfied, the Company will submit the merger to a vote of the stockholders at the soonest practicable date. Multiband, as a whole, operates with 3,700 employees in 33 states with 33 field offices. The companies anticipate the merger to close in January or February 2013, subject to Company stockholder approval. For further information please review the Company’s 8-K filed with the Securities and Exchange Commission on July 10, 2012.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN is representing the Company in the merger with Multiband, in the asset sales with Access Media 3, Inc. and continues to advise the Company in financing, merger and divestiture related discussions. The Company makes no representations that the above-mentioned merger will result in a closed transaction.

The Company does not expect its revenues, available cash and remaining availability under its Credit Facility to be sufficient to cover estimated liquidity needs for the next twelve months. Without additional funding sources, significant asset sales, or a merger, the Company forecasts that its capital may be depleted sometime during its first or second fiscal quarter of 2013. To conserve capital, the Company has been actively pursuing a number of initiatives intended to reduce costs, including layoffs, reductions in benefits, limitation on travel, scaled back marketing efforts, restricted stock for forfeited salary and across-the-board employee salary reductions. The Company’s goal is to maintain operations only and is no longer deploying services into new properties unless the cost of the system is funded by the property. Although these measures assist in conserving cash, the Company’s ability to continue to operate is dependent on the ability to raise additional capital, sell a significant number of assets, or enter into a merger, however, there can be no assurance that these efforts will be successful. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the years ended September 30, 2012 and 2011, the Company reported EBITDA (as adjusted) of $4,089,180 and $3,758,862, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For the Years Ended September 30,
	2012	2011
EBITDA	$4,089,180	$3,758,862
Interest Expense	(3,212,237)	(2,668,097)
Deferred finance costs and debt discount amortization (interest expense)	(387,261)	(358,093)
Provision for doubtful accounts	(344,529)	(454,965)
Depreciation and Amortization	(6,326,242)	(7,370,275)
Share-based compensation expense - employees	(45,806)	(54,131)
Compensation expense for issuance of common stock through Employee Stock Purchase Plan	—	(29,884)
Compensation expense for issuance of common stock for employee bonuses	(10,625)	(31,767)
Compensation expense for issuance of common stock for employee services	—	(59,790)
Compensation expense accrued to be settled through the issuance of common stock	—	—
Compensation expense through the issuance of restricted common stock	(153,529)	(88,770)
Net Loss	$(6,391,049)	$(7,356,910)

RESULTS OF OPERATIONS FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Year Ended September 30, 2012		For the Year Ended September 30, 2011		Change ($)	Change (%)
REVENUE	$27,305,201	100%	$27,880,132	100%	$(574,931)	-2%
Direct costs	13,475,920	49%	12,719,041	46%	756,879	6%
Sales expenses	1,393,292	5%	1,477,150	5%	(83,858)	-6%
Customer service and operating expenses	6,175,216	23%	6,124,063	22%	51,153	1%
General and administrative expenses	4,338,265	16%	4,594,681	17%	(256,416)	-6%
Depreciation and amortization	6,326,242	23%	7,370,275	26%	(1,044,033)	-14%
Gain on sale of customers and property and equipment	(1,612,183)	-6%	(74,106)	0%	(1,538,077)	2076%
OPERATING LOSS	(2,791,551)	-10%	(4,330,972)	-16%	1,539,421	-36%
Total other expense	(3,599,498)	-13%	(3,025,938)	-11%	(573,560)	19%
NET LOSS	$(6,391,049)	-23%	$(7,356,910)	-27%	$965,861	-13%

Net Loss. Primarily as a result of the matters discussed below, and noncash charges for the years ended September 30, 2012 and 2011 of $7,267,992 and $8,447,675, respectively, the Company reported a net loss of $6,391,049 and $7,356,910 for the years ended September 30, 2012 and 2011, respectively.

Revenues. Revenue for the year ended September 30, 2012 decreased 2% to $27,305,201, compared to revenue of $27,880,132 for the year ended September 30, 2011. This decrease in recurring revenue is mainly attributable to the sale/transfer of twenty six properties and subscribers during the fiscal year. Revenue has been derived, as a percent, from the following sources:

	For the Year Ended September 30, 2012		For the Year Ended September 30, 2011
Private cable programming revenue	$3,094,434	11%	$4,027,567	15%
DTH programming revenue and subsidy	18,983,135	70%	18,103,003	65%
Internet access fees	3,049,144	11%	3,180,439	11%
Installation fees, wiring and other revenue	2,178,488	8%	2,569,122	9%
Total Revenue	$27,305,201	100%	$27,880,131	100%

DTH revenue continued to increase due mainly to an increase in APRU and the conversion of certain properties from low average revenue private cable subscribers to DIRECTV service subscribers, which conversely explains the decrease in private cable programming revenue, in addition to several of the properties sold during the fiscal year were private cable systems. The decrease in installation and other revenue was due to higher revenue received in the year ended September 30, 2011 from the DIRECTV Connected Properties program. The Company expects revenues to continue to decline during fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs increased to $13,475,920 for the year ended September 30, 2012, as compared to $12,719,041 for the year ended September 30, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. The acquisition of ATTVS DISH subscribers (whereby the Company incurs the full programming cost) in early fiscal 2012, contributed to the increase in direct costs over the year ended September 30, 2011. Direct costs are expected to remain constant or decrease during fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses were $1,393,292 and $1,477,150 for the years ended September 30, 2012 and 2011, respectively. The Company expects these expenses to remain fairly constant or decrease slightly during fiscal 2013 as the Company maintains current operations only, sales and marketing efforts are scaled back and sales personnel becoming primarily responsible for account maintenance and asset sale transition.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $6,175,216 and $6,124,063 for the years ended September 30, 2012 and 2011, respectively. The slight increase was primarily in connection with one-time expenses associated with the outsourcing of call center functions. Customer service and operating expenses are expected to remain constant or decrease during fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers. A breakdown of customer service and operating expenses is as follows:

	Year Ended September 30, 2012		Year Ended September 30, 2011
Call center expenses	$2,537,529	41%	$2,284,878	37%
General operation expenses	938,598	15%	979,332	16%
Property system maintenance expenses	2,699,089	44%	2,859,853	47%
Total customer service and operation expense	$6,175,216	100%	$6,124,063	100%

Call center expenses increased due to the outsourcing reasons mentioned above. Property system maintenance is generally proportional to the number of properties the Company services (not necessarily the number of subscribers), so the decrease was primarily due to cost reductions and a slightly lower number of properties due to property sales, transfers and non-renewals, which also resulted in lower general operations expenses.

Additionally, the Company wrote-off obsolete fixed assets during the year ended September 30, 2012 in the amount of $97,933, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the years ended September 30, 2012 decreased slightly to $4,338,265 from $4,594,681 for the year ended September 30, 2011. Of the general and administrative expenses for the years ended September 30, 2012 and 2011, the Company had total noncash charges included of $529,453 and $705,165, respectively. Excluding the $529,453 and $705,165 in noncash charges, general and administrative expenses were $3,808,812 (14% of revenue) compared to $3,889,516 (14% of revenue), respectively. General and administrative expenses are fairly fixed and should remain constant, but may increase with any expenses related to an asset sale or merger. The Company recognized noncash share-based compensation expense for employee options based upon the fair value at the grant dates for awards to employees for the years ended September 30, 2012 and 2011, amortized over the requisite vesting period, of $45,806 and $54,131, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 17 months is approximately $31,000.

Gain on Sale of Customers and Property and Equipment. During the year ended September 30, 2012, the Company sold (i) three properties and subscribers and certain related property and equipment to Charter Communications, for total proceeds of $273,526 ($906 per subscriber) resulting in a net gain of $208,883, (ii) two properties and subscribers and certain related property and equipment to Summit Broadband, for total proceeds of $198,000 ($1,000 per subscriber) resulting in a net gain of $187,924, (iii) fifteen properties and subscribers and certain related property and equipment to Access Media 3, Inc., for total proceeds of $1,625,377 ($625 per subscriber) resulting in a net gain of $1,124,607, and (iv) as part of the Connected Properties initiative with DIRECTV, the Company sold DIRECTV six properties and certain related plant and equipment for total proceeds of $145,811 resulting in a gain of $90,769.

During the year ended September 30, 2011, the Company sold subscribers and certain related property and equipment to Comcast of California IX, Inc. The gain on the sale was $60,416 on total proceeds of $89,651. Additionally, as part of the Connected Properties transfer initiative with DIRECTV, the Company transferred one property for total proceeds of $22,650 and a gain of $13,690.

Other Noncash Charges. Depreciation and amortization expenses decreased from $7,370,275 during the fiscal year ended September 30, 2011 to $6,326,242 during the fiscal year ended September 30, 2012, a 3% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense for 2012 and 2011 included noncash charges of $387,261 and $358,093, respectively, for the amortization of deferred finance costs and debt discount.

Other Income, Net. During the year ended September 30, 2012, interest expense increased to $3,599,498 from interest expense of $3,026,190 for the year ended September 30, 2011, due mainly to increased Credit Facility borrowing.

LIQUIDITY AND CAPITAL RESOURCES

During the years ended September 30, 2012 and 2011, the Company recorded net losses of $6,391,049 and $7,356,910, respectively. Company operations used net cash of $907,523 and $235,063 during the years ended September 30, 2012 and 2011, respectively. At September 30, 2012, the Company had an accumulated deficit of $74,699,163.

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

The Company borrowed $1,388,395 on its Credit Facility for the year ended September 30, 2012, and as of that date, the Company has borrowed a total of $28,604,361 (not including debt discount of $33,218), which is due on June 30, 2013. The Company has access to its Credit Facility up to $29.1 million as of September 30, 2012 and $459,450 remains available for borrowing.

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

The Company did not incur or record a provision or benefit for income taxes for the years ended September 30, 2012 and 2011 due to the net loss. The net operating loss carry forward expires on various dates through 2032, therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

As of September 30, 2012, the Company had available cash and remaining available Credit Facility, collectively, of $563,574. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

In order for the Company to continue operations and to fully implement its business plan, it needs to raise additional capital or merge. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales or a merger. Asset sale negotiations have met with some success for certain assets, but have not yet resulted in larger asset sales. The Company has previously discussed and disclosed the option of merger as a viable alternative to continue its business operations and growth. In furtherance thereof, on July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, the Company is working toward closing the merger in January or February 2013. The Company’s ability to close asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash Position. At September 30, 2012 and 2011, the Company had cash and cash equivalents of $104,124 and $84,747, respectively. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the year ended September 30, 2012, the Company increased the amount borrowed against the Credit Facility by $1,388,395. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or significant asset sales, the Company forecasts that its available cash may be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Operating Activities. Company operations used net cash of $907,573 and $235,063 for the years ended September 30, 2012 and 2011, respectively.

Net cash used in operations for the year ended September 30, 2012 included a decrease in accounts receivables of $86,610, a decrease in prepaid expenses of $496,858, a decrease in accounts payable and accrued liabilities of $451,143 and a decrease in deferred revenue of $402,591.

Net cash used in operations for the year ended September 30, 2011 included an increase in accounts receivables of $764,926, a decrease in prepaid expenses of $29,641, a decrease in accounts payable and accrued liabilities of $635,477 and an increase in deferred revenue of $55,378.

The Company’s net losses of $6,391,049 and $7,356,910 for the years ended September 30, 2012 and 2011, respectively, are inclusive of net noncash charges associated primarily with depreciation and amortization, stock options and warrants, and other non-cash charges totaling $7,267,992 and $8,447,675, respectively.

Investing Activities. During the year ended September 30, 2012, the Company (i) purchased $2,454,159 of equipment relating to subscriber additions and HD upgrades for the fiscal year and to be used for future periods, (ii) received total proceeds of $273,526 from the sale of subscribers and certain related property and equipment to Charter Communications, (iii) received $198,000 in total proceeds for the sale of subscribers and certain related property and equipment to Summit Broadband, (iv) received $1,625,377 in total proceeds for the sale of subscribers and certain related property and equipment Access Media 3, Inc., and (v) as part of the Connected Properties initiative with DIRECTV, sold certain related plant and equipment for total received proceeds of $145,811.

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

Financing Activities. During the year ended September 30, 2012, the Company incurred $250,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $1,388,395. During the year ended September 30, 2011, the Company incurred $250,000 in deferred financing costs and increased the amount borrowed through the Credit Facility by $4,034,141. Equity financing activity provided $7,135 from 2,785 shares of common stock purchased by employees through the Employee Stock Purchase Plan.

Working Capital. The Company had negative working capital of $30,714,006 and $2,089,623 as of September 30, 2012 and 2011, respectively. The increase is due to the Credit Facility, which is due on June 30, 2013, being classified as current debt. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital. The Credit Facility provided $1,388,395 and $4,034,141 in proceeds towards working capital for the years ended September 30, 2012 and 2011, respectively. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources or significant asset sales, the Company forecasts that its available cash will be depleted sometime during its first or second fiscal quarter of 2013, and it will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of MDU properties to supply satellite television and Internet systems and services to the residents of those properties. However, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to continue operations and capitalize on future strategic plans, it will be required to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales. These negotiations have met with some success for certain assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, through asset sales or otherwise, on acceptable terms or at all, remains uncertain. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

The Company has previously disclosed the option of merger as a viable alternative to continue its business operations and growth. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, the Company is working toward closing the merger in January or February 2013; however, there can be no assurance that the merger will close. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

As of September 30, 2012, the resources required for scheduled payment of contractual obligations were as follows:

	Total	Due in 1 year or less	Due after 1 year through 3 years	Due after 3 years through 5 years
Operating leases	$341,708	$285,450	$56,258	$-
Credit line borrowing	28,604,361	28,604,361	-	-
Total contractual obligations	$28,946,069	$28,889,811	$56,258	$-

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

Revenue recognition with respect to initial service or connection:

On June 1, 2007, the Company signed a System Operator Agreement with DIRECTV (the “DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. Under the DIRECTV Agreement, the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV.

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

For purposes of determining the fair values of options and warrants using the Black-Scholes option pricing model, the Company used the following assumptions in the year ended September 30, 2011 (no options or warrants were granted in the year ended September 30, 2012):

Year Ended September 30, 2011
Expected volatility	189%
Risk-free interest rate	1.86%
Expected years of option life	4.1
Expected dividends	0%

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

Valuation of deferred tax assets:

The Company regularly evaluates its ability to recover the reported amount of deferred income tax assets considering several factors, including an estimate of the likelihood that the Company will generate sufficient taxable income in future years in which temporary differences reverse and net operating loss carry forwards may be used. Due to the uncertainties related to, among other things, the extent and timing of future taxable income, the Company offset its net deferred tax assets by an equivalent valuation allowance as of September 30, 2012 and 2011.

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

The Company operates in one reported operating segment - communication services to the residential MDU industry. Within communication services there are three main communication products, (i) DTH digital satellite television programming, (ii) Private Cable television programming, and (iii) high-speed Internet services, all of which are provided and maintained through five Company regional offices. Performance of the Company, and its three main products, is evaluated by the Company's Chief Executive Officer based on total Company results. There are no segment or product managers. All of the products (in all geographic regions) are sold to common customers in multi-dwelling unit properties, are delivered over common wiring schemes and common equipment, by common technicians and installers trained in all three products, are thereafter maintained and serviced during common service visits, customers are billed for products on a common invoice and customer issues are handled through a common call center.

RECENTLY ISSUED AND NOT YET EFFECTIVE ACCOUNTING PRONOUNCEMENT

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

The FASB, the EITF and the SEC have issued certain other accounting pronouncements and regulations as of September 30, 2012 that will become effective in subsequent periods, however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2012 and 2011, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MDU Communications International, Inc.

We have audited the accompanying consolidated balance sheets of MDU Communications International, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDU Communications International, Inc. and Subsidiaries as of September 30, 2012 and 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant recurring losses, has a working capital deficit, and an accumulated deficit of $75 million at September 30, 2012. Additionally, the Company’s $30 million Credit Facility matures on June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP
Roseland, New Jersey
December 21, 2012

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Balance Sheets

September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,124	$84,747
Accounts and other receivables, net of an allowance of $1,731,441 and $1,390,686	1,349,223	1,780,362
Prepaid expenses and deposits	116,783	613,314
TOTAL CURRENT ASSETS	1,570,130	2,478,423

Telecommunications equipment inventory	567,649	554,515
Property and equipment, net of accumulated depreciation of $37,195,095 and $32,941,454	16,260,148	19,867,246
Intangible assets, net of accumulated amortization of $8,501,453 and $8,212,000	1,017,868	2,024,451
Deposits, net of current portion	66,887	67,214
Deferred finance costs, net of accumulated amortization of $1,591,222 and $1,248,252	182,227	275,197
TOTAL ASSETS	$19,664,909	$25,267,046

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,450,501	$2,511,776
Other accrued liabilities	795,488	1,240,756
Credit line borrowing, net of debt discount	28,571,143	—
Current portion of deferred revenue	467,004	815,514
TOTAL CURRENT LIABILITIES	32,284,136	4,568,046

Deferred revenue, net of current portion	33,707	87,788
Credit line borrowing, net of debt discount	—	27,138,457
TOTAL LIABILITIES	32,317,843	31,794,291

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,690,262 and 5,503,111 shares issued and 5,672,820 and 5,485,669 shares outstanding	5,692	5,504
Additional paid-in capital	62,108,861	61,843,689
Accumulated deficit	(74,699,163)	(68,308,114)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(12,652,934)	(6,527,245)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$19,664,909	$25,267,046

See accompanying notes to the consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Statements of Operations

Years Ended September 30, 2012 and 2011

	Years Ended September 30,
	2012	2011
REVENUE	$27,305,201	$27,880,132

OPERATING EXPENSES
Direct costs	13,475,920	12,719,041
Sales expenses	1,393,292	1,477,150
Customer service and operating expenses	6,175,216	6,124,063
General and administrative expenses	4,338,265	4,594,681
Depreciation and amortization	6,326,242	7,370,275
Gain on sale of customers and property and equipment	(1,612,183)	(74,106)
TOTALS	30,096,752	32,211,104

OPERATING LOSS	(2,791,551)	(4,330,972)

Other income (expense):
Interest income	—	252
Interest expense	(3,599,498)	(3,026,190)
NET LOSS	$(6,391,049)	$(7,356,910)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(1.15)	$(1.35)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,546,660	5,436,767

See accompanying notes to the consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Deficiency

Years Ended September 30, 2012 and 2011

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2010	5,395,886	$5,396	(17,442)	$(68,324)	$61,467,458	$(60,951,204)	$453,326
Issuance of common stock through employee stock purchase plan	2,785	3			9,301		9,304
Issuance of common stock for employee bonuses	48,125	48			153,797		153,845
Issuance of common stock for employee wages	23,315	24			70,265		70,289
Issuance of restricted common stock for compensation for services rendered	33,000	33			88,737		88,770
Share-based compensation - employees					54,131		54,131
Net loss						(7,356,910)	(7,356,910)
Balance, October 1, 2011	5,503,111	5,504	(17,442)	(68,324)	61,843,689	(68,308,114)	(6,527,245)
Issuance of common stock through employee stock purchase plan	2,837	3			5,397		5,400
Issuance of common stock for employee bonuses	8,500	8			10,617		10,625
Issuance of restricted common stock for employee bonuses	69,152	69			69,083		69,152
Issuance of restricted common stock for compensation for services rendered	106,662	108			134,269		134,377
Share-based compensation - employees					45,806		45,806
Net loss						(6,391,049)	(6,391,049)
Balance, September 30, 2012	5,690,262	$5,692	(17,442)	$(68,324)	$62,108,861	$(74,699,163)	$(12,652,934)

See accompanying notes to the consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

Years Ended September 30, 2012 and 2011

	Years Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(6,391,049)	$(7,356,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	344,529	454,965
Depreciation and amortization	6,326,242	7,370,275
Share-based compensation expense - employees	45,806	54,131
Charge to interest expense for amortization of deferred finance costs and debt discount	387,261	358,093
Compensation expense for issuance of common stock through employee stock purchase plan	—	29,884
Compensation expense for issuance of common stock for employee bonuses	10,625	31,767
Compensation expense for issuance of common stock for employee services	—	59,790
Compensation expense for issuance of restricted common stock for compensation	153,529	88,770
Gain on sale of customers and property and equipment	(1,612,183)	(74,106)
Loss on write-off of property and equipment	97,933	63,662
Changes in operating assets and liabilities:
Accounts and other receivables	86,610	(764,926)
Prepaid expenses and deposits	496,858	29,641
Accounts payable	(61,275)	(187,144)
Other accrued liabilities	(389,868)	(448,333)
Deferred revenue	(402,591)	55,378
Net cash used in operating activities	(907,573)	(235,063)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,454,159)	(3,288,559)
Proceeds from the sale of customers and property and equipment	2,242,714	112,301
Acquisition of intangible assets	—	(619,732)
Net cash used in investing activities	(211,445)	(3,795,990)
FINANCING ACTIVITIES
Net proceeds from credit line borrowing	1,388,395	4,034,141
Deferred financing costs	(250,000)	(250,000)
Proceeds from purchase of common stock through employee stock purchase plan	—	7,135
Net cash provided by financing activities	1,138,395	3,791,276
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,377	(239,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,747	324,524
CASH AND CASH EQUIVALENTS, END OF YEAR	$104,124	$84,747

	Years Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 26,090 shares of restricted common stock for services rendered	$53,224	$—

Issuance of 2,837 shares of common stock for accrued compensation	$5,400	$—

Issuance of 34,255 shares of common stock for employee bonuses	$—	$104,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$3,187,537	$2,632,327

See accompanying notes to the consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.	BUSINESS

MDU Communications International, Inc. and its subsidiaries (the “Company”) provide delivery of digital satellite television programming, high-speed (broadband) Internet and digital voice services to residents of multi-dwelling unit properties (“MDUs”) such as apartment buildings, condominiums, gated communities, hotels and universities. Management considers all of the Company’s operations to be in one industry segment.

The consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As shown in the accompanying consolidated financial statements, the Company had a net loss of $6.4 million, an accumulated deficit of $75 million and a working capital deficit of approximately $30.7 million at and for the year ended September 30, 2012.

For the Company to continue operations, it will be required to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales. These negotiations have met with some success for certain assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, through asset sales or otherwise, on acceptable terms or at all, remains uncertain. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its first or second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its $30 million Credit Facility on June 30, 2013.

The Company has previously disclosed the option of merger as a viable alternative to continue its business operations and growth. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, including Company stockholder approval, the Company is working toward closing the merger in January or February 2013. There can be no assurance that the merger will close.

Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Long-lived Assets

The Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets. No impairment losses were identified by the Company for the years ended September 30, 2012 and 2011.

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

For the years ended September 30, 2012 and 2011, basic and diluted loss per common share are the same as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. As of September 30, 2012 and 2011, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	For the Years Ended September 30,
	2012	2011
Warrants	75,000	75,000
Options	170,780	285,230
Potentially dilutive common shares	245,780	360,230

Foreign Exchange

The Company uses the United States dollar as its functional and reporting currency since the majority of the Company’s revenues, expenses, assets and liabilities are in the United States and the focus of the Company’s operations is in that country. Assets and liabilities in foreign currencies are translated using the exchange rate at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the year. Gains and losses from foreign currency transactions and translation for the years ended September 30, 2012 and 2011 and cumulative translation gains and losses as of September 30, 2012 and 2011 were not material.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of bank deposits and short-term notes with maturities at the date of acquisition of ninety days or less. The balances maintained in bank accounts may, at times, exceed Federally insured limits. At September 30, 2012, the cash balances in bank accounts did not exceed Federally insured limits.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.

Accounts receivable from DIRECTV (see Note 6) at September 30, 2012 and 2011, represented 38% and 34%, respectively, of total trade accounts receivable. Revenues realized directly from DIRECTV represented 22% and 24% of total revenues in the years ended September 30, 2012 and 2011, respectively.

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

Other Recently Issued and Not Yet Effective Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the revised standard to have an effect on its consolidated results of operations and financial position, when adopted, as required, on October 1, 2012.

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

Credit Facility

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP (“Lenders”) for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same parties for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, has a five-year term ending June 30, 2013 under which the Company will pay interest on actual principal drawn during the full term of the agreement. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was approximately $29.1 million at September 30, 2012. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Credit Facility requires interest payable monthly only on the principal outstanding and was divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “EBITDA” shall mean the Company’s net income (excluding extraordinary gains and non-cash charges) before provisions for interest expense, taxes, depreciation and amortization. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%.

The Credit Facility is secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property, plant and equipment. The Credit Facility contains covenants limiting the Company’s ability to, without the prior written consent of the Lenders, among other things:

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

The Company borrowed $1,388,395 on its Credit Facility for the year ended September 30, 2012, and as of that date, the Company has borrowed a total of $28,604,361, which is reflected in the accompanying consolidated balance sheet, net of debt discount of $33,218, which is due on June 30, 2013. The Company has access to its Credit Facility up to $29.1 million as of September 30, 2012 and $459,450 remains available for borrowing.

The Company is subject to annual costs when it accesses and continues to access a $5 million increment. In the year ended September 30, 2012, the Company incurred an annual deferred finance cost of $250,000 that is being amortized to interest expense using the straight-line method over twelve month periods ending in November 2011, February 2012, March 2012, May 2012 and July 2012.

In connection with the Amended and Restated Loan and Security Agreement executed on June 30, 2008, the Company issued to FCC, LLC, d/b/a First Capital, a five year warrant to purchase 37,500 shares of the Company's common stock and issued to Full Circle Funding, LP a five year warrant to purchase 37,500 shares of the Company's common stock, both at an exercise price of $6.00 per share. The warrants had a fair value of $45,000, as determined using the Black-Sholes pricing model, which is being amortized as debt discount over the remaining term of the Amended and Restated Loan Agreement. The warrants are subject to customary registration rights set forth in a Registration Rights Agreement that provides for demand registration within one hundred and thirty five days and (i) a four (4%) percent share penalty if not effective within that time period, and (ii) a two (2%) percent share penalty thereafter for each thirty days until effectiveness or one year, whichever is earlier. As of September 30, 2012, there has been no “demand” for registration pursuant to the Registration Rights Agreement.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company’s Board of Directors, subject to certain limitations set forth in the Company’s Certificate of Incorporation. There were no shares of preferred stock outstanding as of September 30, 2012 or 2011.

Stock-Based Compensation

The cost of stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company uses the Black-Scholes method of valuation for stock-based compensation. During the years ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense for employees of $45,806 and $54,131, respectively, which was included in general and administrative expenses.

The fair values of options granted during the years ended September 30, 2011 (no options were granted in the year ended September 30, 2012) were determined using a Black-Scholes option pricing model based on the following weighted average assumptions:

Year Ended September 30, 2011
Expected volatility	189%
Risk-free interest rate	1.86%
Expected years of option life	4.1
Expected dividends	0%

Employee Stock Option Plan

The 2001 Stock Option Plan (“2001 Option Plan”) was approved by the stockholders at the Annual General Meeting in 2001 with a reservation of 560,000 shares of common stock. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. The following table summarizes information about all of the Company’s stock option activity during the fiscal years ended September 30, 2012 and 2011:

	Number of shares	Weighted- average exercise price ($)
Options outstanding at October 1, 2010	227,600	4.00
Options granted (1) (weighted average fair value of $2.75 per share)	57,630	2.95
Options cancelled/expired	—	—
Options exercised	—	—
Options outstanding at September 30, 2011 (2)	285,230	3.75
Options granted	—	—
Options cancelled/expired (3)	(114,450)	4.80
Options exercised	—	—
Options outstanding at September 30, 2012 (2)(4)	170,780	3.05
Options exercisable at September 30, 2012	157,869	1.52
Options available for issuance at September 30, 2012 (5)	—	—

(1)	On November 17, 2010, the Board of Directors granted 5,000 five-year options each to two employees at an exercise price of $3.00 per share. On March 18, 2011, the Board of Directors granted 17,630 five-year options collectively to twelve employees and 30,000 five-year options to a consultant, all at an exercise of $2.94 per share.
(2)	The weighted average remaining contractual term of outstanding and exercisable options at September 30, 2012 and 2011 was 1.5 and 2.4 years, respectively. There was $0 aggregate intrinsic value of outstanding and exercisable options at September 30, 2012 and 2011, respectively. An additional charge of approximately $31,000 is expected to vest and be recognized subsequent to September 30, 2012 over a weighted average period of 17 months. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.
(3)	During the year ended September 30, 2012, (i) 43,500 options expired with an exercise price of $7.50 and a fair market value of $3.80 per share. All 43,500 options were vested and the entire fair market value of $165,300 in noncash expense had been recognized in general and administrative expense since their issuance, (ii) 5,500 options expired with 500 having an exercise price of $4.00 and a fair market value of $1.29 per share, and 5,000 having an exercise price of $3.00 and a fair market value of $2.54 per share. Of the 500 options, 335 options were vested and of the 5,000 options, 1,668 options were vested with $432 and $4,232 in fair market value noncash expense recognized, respectively, in general and administrative expense since their issuance, (iii) 35,450 options expired with 9,500 options having an exercise price of $4.50 and a fair market value of $1.10 per share, 12,500 options having an exercise price of $2.00 and a fair market value of $0.50 per share, 10,500 options having an exercise price of $4.00 and a fair market value of $1.30 per share, and 2,950 options with an exercise price of $2.94 and a fair market value of $2.79 per share. Of the 35,450 options, 30,858 were vested and $29,681 in fair market value noncash expense recognized in general and administrative expense since their issuance, and (iv) 30,000 options pending issuance to a consultant were forfeited.
(4)	Of the 170,780 option grants outstanding as of September 30, 2012, 12,911 options were unvested and are expected to vest.
(5)	Per the terms of the 2001 Option Plan, it expired as of March 20, 2011 and no further grants can be made.

Warrants to Purchase Common Stock

The following table summarizes all of the Company’s warrant activity during the years ended September 30, 2012 and 2011:

	Number of warrants outstanding	Weighted-average exercise price per share ($)
Outstanding at October 1, 2010	175,000	7.10
Issued	—	—
Cancelled/expired	(100,000)	8.20
Exercised	—	—
Outstanding at October 1, 2011	75,000	5.69
Issued	—	—
Cancelled/expired	—	—
Exercised	—	—
Outstanding at September 30, 2012	75,000	5.69

Employee Stock Purchase Plan

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

During the year ended September 30, 2012, the Company issued 2,837 shares of common stock from the 2009 ESPP for employee purchases in the amount of $5,400. The entire $5,400 amount was accrued in the year ended September 30, 2011, but such shares were not issued until fiscal 2012. Additionally, the Company issued 8,500 shares of common stock from the 2009 ESPP for bonus amounts of $10,625, which, pursuant to the 2009 ESPP, employees can apply up to 100% of a bonus award to the 2009 ESPP in return for shares of common stock. As of September 30, 2012, only 2,152 shares remain available for issuance under the 2009 ESPP.

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

Restricted Stock

During the third fiscal quarter of 2012, in an effort to conserve cash and improve EBITDA for financial covenants, the Board approved a voluntary employee salary forfeiture and incentive plan with the reduction and incentive to be compensated in Company restricted common stock at a price of $1.00 per share, which was the stock closing price at both the first and last day of the quarter, with amounts being settled through the issuance of 138,304 shares of restricted common stock. The Company recognized expense of $88,304 during the year ended September 30, 2012 and the remaining $50,000 had already been accrued in the year ended September 30, 2011. Additionally, the two independent members of the Board of Directors each received 4,500 shares of restricted common stock as compensation in lieu of certain monthly cash payments and as incentive during this quarter with a total fair value of $9,000 based on the quoted market price at the grant date. The Company recognized expense of $9,000 during the year ended September 30, 2012.

During the year ended September 30, 2012, the two independent members of the Board of Directors were each granted 1,210 shares of restricted common stock as compensation in lieu of certain other monthly cash payments. As a result, 2,420 shares of restricted common stock were issued with a fair value of $3,001 based on the quoted market price at the grant date. The Company recognized the full expense during the year ended September 30, 2012.

During the year ended September 30, 2012, the two independent members of the Board of Directors were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2011 and ending in 2012, and (ii) 2,942 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 23,884 shares of restricted common stock were issued with a fair value of $48,724 based on the quoted market price at the grant date. The Company recognized expense of $48,724 during the year ended September 30, 2012. Additionally, the Company issued 2,206 shares of restricted common stock to a former Board of Directors member as compensation in lieu of certain monthly cash payments previously owed. As a result, the Company recognized expense of $4,500 based on the quoted market price at the grant date.

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

Treasury Stock

On December 19, 2008, the Board of Directors approved a common stock repurchase plan authorizing the Company to repurchase shares of its common stock, from time-to-time over a twelve month period. The plan expired according to its terms on December 19, 2009. As of September 30, 2012, the Company holds 17,442 shares of common stock as treasury stock.

5.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of September 30, 2012 and through the date of this filing, the Company is involved in the following material litigation:

Holub v. MDU Communications International, Inc. et al., is a stockholder derivative lawsuit filed in the Superior Court of New Jersey on or about July 19, 2012 over the announced merger with Multiband Corporation, alleging, among other things, that the defendants breached their fiduciary duties as board members in connection with the business terms and approval process of the announced merger agreement with Multiband Corporation. Results from this proceeding may include an adverse effect on the merger, a potential award of monetary damages, and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over a previously accrued outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate individual liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity; however, an unfavorable outcome in a majority of these legal proceedings could have a material negative impact on the Company’s financial position, results of operations and liquidity.

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

Operating Leases

The Company is obligated, under non-cancelable operating leases for its various facilities that expire through the year ending September 30, 2015, to make future minimum rental payments in each of the years subsequent to September 30, 2012 as summarized in the following table:

Year ending September 30,	Minimal Rental Payments
2013	$285,450
2014	51,258
2015	5,000
Total minimum payments	$341,708

Rent expense under all operating leases amounted to $431,123 and $424,005, respectively, for the years ended September 30, 2012 and 2011.

6.	STRATEGIC ALLIANCE WITH DIRECTV

On June 1, 2007, the Company signed a System Operator Agreement with DIRECTV (“DIRECTV Agreement"), which replaced an agreement dated September 29, 2003. The DIRECTV Agreement has an initial term of three years with two, two-year automatic renewal periods upon achievement of certain subscriber growth goals, with an automatic extension of the entire DIRECTV Agreement to coincide with the expiration date of the Company’s latest property access agreement. The Agreement is currently in its second two-year automatic renewal period. Under the DIRECTV Agreement the Company receives monthly residual fees from DIRECTV based upon the programming revenue DIRECTV receives from subscribers within the Company's multi-dwelling unit properties. The Company also receives an “Individual Subscriber PPC” (prepaid programming commission, also known as an “activation fee”) for every new subscriber that activates a DIRECTV commissionable programming package. The Individual Subscriber PPC is paid on a gross activation basis in choice and exclusive properties and on a one-time basis in bulk properties. The payment of the Individual Subscriber PPC requires an annual commitment for the individual services and is subject to a “charge back” if a subscriber disconnects within the annual commitment. The revenue from the Individual Subscriber PPC is recognized over one year in conjunction with the annual commitment. The DIRECTV Agreement also provides for an “Analog Commission” to the Company for the addition of a new Bulk Choice Advantage (“BCA”) subscriber. The Analog Commission is not subject to an annual commitment from a subscriber and there is no proportional “charge back” by DIRECTV if a subscriber disconnects at any time. Due to the fact that no portion of the Analog Commission is subject to the annual commitment or charge back provision, the Analog Commission is recognizable immediately upon the approval and acceptance of the subscriber by DIRECTV. Additionally, the Company and DIRECTV have agreed to terms allowing DIRECTV a "first option" to bid on subscribers at fair market value that the Company may wish to sell.

7.	GAIN ON SALE OF CUSTOMERS AND PROPERTY AND EQUIPMENT

During the year ended September 30, 2012, the Company sold (i) three properties and subscribers and certain related property and equipment to Charter Communications, for total proceeds of $273,526 ($906 per subscriber) resulting in a net gain of $208,883, (ii) two properties and subscribers and certain related property and equipment to Summit Broadband, for total proceeds of $198,000 ($1,000 per subscriber) resulting in a net gain of $187,924, (iii) fifteen properties and subscribers and certain related property and equipment to Access Media 3, Inc., for total proceeds of $1,625,377 ($625 per subscriber) resulting in a net gain of $1,124,607, and (iv) as part of the Connected Properties initiative with DIRECTV, sold DIRECTV six properties and certain related plant and equipment for total proceeds of $145,811 resulting in a gain of $90,769.

During the year ended September 30, 2011, the Company (i) sold subscribers and certain related property and equipment to Comcast of California IX, Inc. for total proceeds of $89,651 and a gain of $60,416, and (ii) as part of the Connected Properties initiative with DIRECTV, sold one property and certain related property and equipment for total proceeds of $22,650 and a gain of $13,690.

8.	ACQUISITIONS OF SUBSCRIBERS AND EQUIPMENT

During the year ended September 30, 2012, the Company made no acquisitions. During the year ended September 30, 2011, the Company acquired assets in multiple properties containing 32,100 units for the amount of $1,397,326, representing fixed assets and intangible assets, inclusive of access agreements.

The acquisition costs of all acquired access agreements and equipment for the year ended September 30, 2011 (there were no acquisitions during the year ended September 30, 2012) were allocated to the fair value of the assets acquired, as set forth below:

September 30, 2011
Property and equipment	$777,594
Amortizable intangible assets	$619,732
Total acquisition cost and fees of all acquired access agreements and equipment	$1,397,326

9.	PROPERTY AND EQUIPMENT

The components of property and equipment are set forth below:

	September 30,
	2012	2011
Telecommunications equipment, installed	$51,539,437	$50,907,587
Computer equipment	1,376,803	1,367,665
Furniture and fixtures	270,623	264,039
Leasehold improvements	193,480	193,480
Other	74,900	75,929
	53,455,243	52,808,700
Less: Accumulated depreciation	(37,195,095)	(32,941,454)
Totals	$16,260,148	$19,867,246

Depreciation expense amounted to $5,439,301 and $6,304,119 for the years ended September 30, 2012 and 2011, respectively. During the years ended September 30, 3012 and 2011, the Company wrote off assets in the amount of $97,933 and $63,662, respectively, which is reported in customer service and operating expenses.

10.	INTANGIBLE ASSETS

The components of intangible assets are set forth below:

	September 30,
	2012	2011
Property access agreements, including subscriber lists	$9,519,321	$10,236,451
Less: Accumulated amortization	(8,501,453)	(8,212,000)
Totals	$1,017,868	$2,024,451

Amortization expense amounted to $886,941 and $1,066,156 for the years ended September 30, 2012 and 2011, respectively. Amortization of intangibles in the years subsequent to September 30, 2012 is as follows:

Amortization Amount
2013	$407,440
2014	402,274
2015	169,477
2016	38,617
2017	60
Total	$1,017,868

11.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30,
	2012	2011
Accrued costs and expenses:
Equipment	$—	$411
Employee stock purchases and employee compensation payable in common stock	—	5,400
Subcontractors maintenance and installation	70,592	40,940
Programming cost	28,809	295,668
Professional fees	301,432	251,339
Wages	107,228	190,843
Acquisition / Asset sale balance due	97,030	369,498
Sales, use and franchise tax	116,373	873
Other	74,024	85,784
Totals	$795,488	$1,240,756

12.	INCOME TAXES

The Company had pre-tax losses for the years ended September 30, 2012 and 2011. The Company did not record Federal income tax benefits at the statutory rate of 34% and state income tax benefits because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation allowance against those potential benefits as shown below.

As of September 30, 2012 and 2011, the Company had net deferred tax assets, which generate potential future income tax benefits that consisted of the effects of temporary differences attributable to the following:

	September 30,
	2012	2011
Deferred tax assets:
Benefits from net operating loss carryforwards:
United States	$25,161,336	$23,125,000
Canada	101,085	155,000
Other	720,000	572,000
Totals	25,982,421	23,852,000
Deferred tax liabilities—depreciation and amortization of property and equipment and intangible assets	(2,002,000)	(2,562,000)
Net deferred tax assets	23,980,421	21,290,000
Less valuation allowance	(23,980,421)	(21,290,000)
Totals	$—	$—

At September 30, 2012 and 2014, the Company had (i) net operating loss carry forwards of approximately $63,125,500 and $58,151,000, respectively, available to reduce future Federal and state taxable income, and (ii) net operating loss carry forwards of approximately $222,000 and $340,000, respectively, available to reduce future Canadian taxable income. As of September 30, 2012, the Federal tax loss carry forwards will expire from 2013 through 2032 and the Canadian tax loss carry forwards will expire from 2013 through 2015. However, the Company terminated substantially all of its Canadian operations in the year ended September 30, 2002 and the Canadian subsidiary became nonreporting in 2012.

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

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities for the year ended September 30, 2012 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value for the year ended September 30, 2012 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

14.	RELATED PARTY TRANSACTIONS

On October 15, 2006, the Company entered into a consulting agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The consulting agreement is a month to month agreement with a monthly payment required. During the years ended September 30, 2012 and 2011, the Company paid Howard Interests $24,000 each year. The consulting agreement was terminated as of September 30, 2012.

15.	SUBSEQUENT EVENTS

On November 1, 2012, J.E. “Ted” Boyle and Gregory L. Osborn joined the board of directors of the Company.

On November 1, 2012, the Company had its second closing on the sale of subscribers and certain related property and equipment to Access Media 3, Inc., for total proceeds of $1,072,500 ($625 per subscriber). The sale of these subscribers will result in a reduction of the Company’s borrowing base for its Credit Facility and a loss of approximately $42,000 per month in revenue.

On December 11, 2012, the Company had its third closing on the sale of subscribers and certain related property and equipment to Access Media 3, Inc., for total proceeds of $1,281,250 ($625 per subscriber). The sale of these subscribers will result in a reduction of the Company’s borrowing base for its Credit Facility and a loss of approximately $45,000 per month in revenue.

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

As of September 30, 2012 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, an assessment, including testing of the effectiveness of our internal controls over financial reporting as of September 30, 2012. Management’s assessment of internal controls over financial reporting was based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of September 30, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to directors, executive officers and corporate governance is set forth in the Company’s proxy statement under the heading "Election of Directors," which information is forward incorporated herein by reference. Information regarding the directors and executive officers of the Company as of September 30, 2012 is included in Item 1 of Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is set forth in the proxy statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is forward incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to executive compensation is set forth under the captions "Board of Directors" and "Executive Compensation" in the Company's proxy statement, which information is forward incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Management and Other Beneficial Owners" in the Company's proxy statement, which information is forward incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions is set forth under the caption "Certain Relationships and Related Transactions" in the Company's proxy statement, which information is forward incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to principal accounting fees and services is set forth under the caption "Principal Accounting Fees and Services" in the Company's proxy statement, which information is forward incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statements: See Part II, Item 8 of this Annual Report on Form 10-K.

2.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibits

2.1	Acquisition Agreement dated November 2, 1998 between Alpha Beta Holdings, Ltd. and MDU Communications Inc. (1)
3.1	Certificate of Incorporation (1)
3.2	Amendment to Certification of Incorporation (3)
3.2	Amendment to Certification of Incorporation (4)
3.3	Bylaws (1)
3.4	Amendment to Bylaws (2)
10.1	Loan and Security Agreement for September 11, 2006 $20M credit facility (6)
21.1	Subsidiaries of the Company (5)
23.1	Consent of CohnReznick LLP, Independent Registered Public Accounting Firm (7)
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification by Vice President of Finance pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference from Form 10-SB filed on May 12, 1999
(2)	Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3)	Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(4)	Incorporated by reference from Report on Form 8-K, filed December 9, 2010
(5)	Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6)	Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 21, 2012

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 21, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Chief Executive Officer and Director	December 21, 2012
(Principal Executive Officer)

/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 21, 2012

/s/ RICHARD NEWMAN
Richard Newman	Director	December 21, 2012

/s/ J.E. “TED” BOYLE
J.E. “Ted” Boyle	Director	December 21, 2012

/s/ GREGORY L. OSBORN
Gregory L. Osborn	Director	December 21, 2012

