Form 10-K/A
period 2012-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2012-12-31
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to MDU Communications International, Inc.’s annual report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from MDU Communications International, Inc.’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the original Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

2

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
101.INS - XBRL Instance Document(8)
101.SCH - XBRL Taxonomy Extension Schema(8)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase(8)
101.DEF - XBRL Taxonomy Extension Definition Linkbase(8)
101.LAB - XBRL Taxonomy Extension Label Linkbase(8)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase(8)

(1)	Incorporated by reference from Form 10-SB filed on May 12, 1999
(2)	Incorporated by reference from Form 10-SB/A, Amendment No. 3 filed on April 14, 2000
(3)	Incorporated by reference from Report on Form 8-K, filed November 17, 2004
(4)	Incorporated by reference from Report on Form 8-K, filed December 9, 2010
(5)	Incorporated by reference from Report on Form 10-KSB, filed December 29, 2004
(6)	Incorporated by reference from Report on Form 8-K, filed September 15, 2006
(7)	Incorporated by reference from Report on Form 10-K, filed December 21, 2012
(8)	Filed herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer
December 28, 2012

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
December 28, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Chief Executive Officer and Director	December 28, 2012
(Principal Executive Officer)
/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	December 28, 2012

/s/ RICHARD NEWMAN
Richard Newman	Director	December 28, 2012
/s/ J.E. “TED” BOYLE
J.E. “Ted” Boyle	Director	December 28, 2012

/s/ GREGORY L. OSBORN
Gregory L. Osborn	Director	December 28, 2012

4