Form 10-K/A
period 2012-09-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2013-01-30
CIK 1086139

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A to MDU Communications International, Inc.’s annual report on Form 10-K for the year ended September 30, 2012, filed with the Securities and Exchange Commission on December 21, 2012, is solely to furnish the required Part III. MDU Communications International, Inc. has postponed the filing of its proxy statement, which was to have provided the Part III information forward incorporated by reference into the Form 10-K. Therefore, to comply with regulations, MDU Communications International, Inc. is required to file this amendment.

No other changes have been made to the original Form 10-K. This Amendment No. 2 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and the narrative below sets forth the information concerning the Company’s directors and officers for the fiscal year ended September 30, 2012:

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

John Edward “Ted” Boyle, 65, joined the Board of Directors effective November 1, 2012. He has been nominated by the Board for a one-year term subject to stockholder election at the Company’s next Annual General Meeting. Mr. Boyle previously served as a Company director from 2000 through 2011 and as chairman from 2008 to 2011. Mr. Boyle currently consults with several media companies including RR Enterprises, the subscriber management system developer, which he currently serves as CMO. From 2008 to 2010 Mr. Boyle managed the marketing and sales of triple play services at Summit Broadband in Orlando, Florida. From 2006 to 2008, Mr. Boyle oversaw the launch of cable VoIP telephony at Cable Bahamas in Nassau. From 2002 until 2006 he worked for 180 Connect Inc., North America's largest cable and satellite installation and service contractor, and was the president of their $50M per annum cable division.  From 1998 to 2001 he was the President and CEO of Multivision (Pvt.) Ltd., the MMDS wireless cable television provider for Sri Lanka. From 1996 to 1997 Mr. Boyle was the President and CEO of PowerTel TV, a Toronto based digital wireless cable company. As founding President and CEO of ExpressVu Inc. (1994 -1996), Mr. Boyle was responsible for taking Canada's first Direct-to-Home satellite service from inception to launch. Prior to 1994, Mr. Boyle held executive positions with Tee-Comm Electronics, Regional Cablesystems and Canadian Satellite Communications (Cancom). In addition to the Company, he currently sits on the Board of Asian Television Network (SAT-TSX-V).

Gregory L. Osborn, CPA, 55, joined the Board of effective November 1, 2012. He has been nominated by the Board for a one-year term subject to stockholder election at the Company’s next Annual General Meeting. Mr. Osborn is a certified public accountant and has served as Chief Financial Officer of Video Display Corporation since 2007, where he also sits as a director. Prior to joining Video Display Corporation he was involved in the mattress industry in various capacities including controller and CFO. Mr. Osborne is a graduate of Georgia State University with a B.B.A. in accounting and holds a Masters of Business Administration from the University of New Orleans. As referenced in a Schedule 13D filed with the Securities and Exchange Commission on September 11, 2012, Video Display Corporation, along with Ronald Ordway, its Chairman and Chief Executive Officer, and Jonathan Ordway, own or beneficially control 33% of the outstanding voting stock of the Company. Due to Mr. Osborne’s involvement as an officer and director of Video Display Corporation, Mr. Osborne will not be considered an independent director of the Company.

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

Board of Directors Meeting and Committees. All Board members are expected to attend the Company’s Annual Meeting of Stockholders and to attend 75% of all regular Board and committee meetings. All of the then-current Board members attended the 2011 Annual Meeting of Stockholders. There was no Annual Meeting of Stockholders called for 2012. During the fiscal year ended September 30, 2012, there were four regularly scheduled meetings and six additional material conference calls of the Board of Directors. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which the director served. The Board of Directors has three standing committees; the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee.

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

Members of the Audit Committee include Mr. Newman (Chair) and Ms. Howard. Both Mr. Newman and Ms. Howard qualify as an "audit committee financial expert" as defined by the Securities and Exchange Commission (“SEC”). All members of the Audit Committee are “independent” as defined by Rule 4200 of the National Association of Securities Dealers (“NASD”). Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. The Audit Committee met four times during the fiscal year ended September 30, 2012 for approval and filing of the Company's reports and other matters.

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

Members of the Compensation Committee include Ms. Howard and Mr. Newman. All members of the Compensation Committee are "independent” as defined by Rule 4200 of the NASD. Each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934. In addition, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and directors who serve as executive officers of such entities. None of the Company’s executive officers have served as members of a compensation committee or as a director of any other entity that has an executive officer serving on the Compensation Committee of our Board of Directors or as a member of our Board of Directors. The Compensation Committee met once during fiscal 2012.

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

The Corporate Governance and Nominating Committee will consider and make recommendations to the Board of Directors regarding any stockholder recommendations for candidates to serve on the Board of Directors. However, it has not adopted a formal process for that consideration because it believes that the informal consideration process has been adequate given the historical absence of those proposals. If a stockholder wishes to suggest a candidate for director consideration, the stockholder should send the name of the recommended candidate, together with pertinent biographical information, a document indicating the candidate’s willingness to serve if elected, and evidence of the nominating stockholder’s ownership of Company stock, to the attention of the Corporate Secretary, 60-D Commerce Way, Totowa, NJ 07512 at least five months prior to the 2013 Annual Meeting of Stockholders to ensure time for meaningful consideration.

Members of the Corporate Governance and Nominating Committee are Ms. Howard (Chair), Mr. Newman and Mr. Nelson. All members of the Corporate Governance and Nominating Committee, except Mr. Nelson, are "independent” as defined by Rule 4200 of the NASD. Additionally, each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code and a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, both with the exception of Mr. Nelson. The Corporate Governance and Nominating Committee met once during fiscal 2012 to discuss the nominations of Mr. Boyle and Mr. Osborn.

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

Directors may also receive grants of restricted stock as additional compensation. For Board terms beginning in the years 2010 and 2011, directors each received 9,000 shares of restricted common stock. No grants were made during fiscal 2012.

The table below sets forth, for each non-employee director, the amount of cash compensation paid and the number of stock options or shares of common stock received for his or her service during fiscal 2012:

Non-Employee Director	Fiscal Year	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
J.E. “Ted” Boyle (1)	2012	—	4,500	—	—	—	4,500
	2011	10,000	26,900	—	—	—	36,900

Carolyn Howard	2012	20,750	30,362	—	—	—	51,112
	2011	19,000	26,900	—	—	—	45,900

Richard Newman	2012	18,250	30,362	—	—	—	48,612
	2011	12,000	26,900	—	—	—	38,900

(1)	Mr. Boyle was not re-elected to the Board as of July 14, 2011, but was thereafter appointed to the Board effective November 1, 2012.

(2)	During the year ended September 30, 2012, each Director received $1,500 per month for Board service, with the exception of (i) three months where each Director received $1,000 per month cash and a deferral of $500 per month to be paid in restricted stock, and (ii) two months where 100% and 50% were paid in restricted stock. Additionally, Mr. Newman’s and Ms. Howard’s committee chair fees that were still outstanding for fiscal 2011, were paid in 2012. During the year ended September 30, 2011, each Director received $1,000 per month cash for Board service and a deferral of $500 per month paid in restricted stock (the deferral was paid in fiscal 2012).

(3)	During the year ended September 30, 2012, Ms. Howard and Mr. Newman each received (i) 2,250 shares of restricted common stock as compensation in lieu of certain monthly cash payments and 2,250 as incentive, (ii) 1,210 shares of restricted common stock as compensation in lieu of certain monthly cash payments, (iii) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2011 and ending in 2012, and (iv) 2,942 shares of restricted common stock as compensation in lieu of certain monthly cash payments. Additionally, the Company issued 2,206 shares of restricted common stock to Mr. Boyle as compensation in lieu of certain monthly cash payments previously owed during fiscal 2011. During the year ended September 30, 2011, Ms. Howard, Mr. Newman and Mr. Boyle were each granted (i) 9,000 shares of restricted common stock as part of their approved compensation for Board terms beginning in 2010 and ending in 2011, and (ii) 1,000 shares of restricted common stock as compensation in lieu of certain monthly cash payments. As a result, 30,000 shares of restricted stock were issued during the year ended September 30, 2011. All stock is valued at its grant date.

Item 11.	Executive Compensation

Overview. The Compensation Committee has responsibility for establishing, monitoring and implementing the Company’s compensation program. The Compensation Committee designs its policies to attract, retain and motivate highly qualified executives. It generally compensates executive officers (Mr. Sheldon Nelson, Mr. Patrick Cunningham, Mr. Brad Holmstrom and Mr. Carmen Ragusa, Jr. (collectively, “Executives”)) through a combination of base salary, incentive bonus payments and stock options and grants, designed to be competitive with comparable employers and to align each Executive’s compensation with the long-term interests of our stockholders. Currently, bonus payments, stock options and stock grants are not available as compensation.

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

Elements of the Executive Compensation Plan and How it Relates to Company Objectives. The Compensation Committee believes that compensation paid to Executives should be closely aligned with the performance of the Company on both a short-term and long-term basis and that such compensation should assist the Company in attracting and retaining key executives critical to long-term success.The Compensation Committee uses short-term compensation (base salary and incentive bonuses) and long-term equity compensation (stock options and/or stock grant incentive awards) to achieve its goal of driving sustainable growth. Specifically, the Compensation Committee considers: (i) overall financial, strategic and operational Company performance; (ii) individual performance; (iii) market data; and (iv) certain additional factors within the Committee’s discretion. The Compensation Committee may exercise its discretion in modifying any recommended adjustments or awards to Executives or determining the mix of compensation.

Employment Agreements. The Company has previously entered into Management Employment Agreements with each of the Executives described below:

Sheldon Nelson. The Company has a Management Employment Agreement with its President/Chief Executive Officer Sheldon Nelson, with a current annual salary of $275,000 terminable by the Company upon four (4) weeks’ notice and a termination payment equal to twenty four (24) months’ salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to thirty-six (36) months’ salary.

Patrick Cunningham. The Company has a Management Employment Agreement with its Vice President of Sales and Business Development, Patrick Cunningham, with a current annual salary of $189,000 terminable by the Company upon four (4) weeks’ notice and a termination payment equal to twelve (12) months’ salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twenty four (24) months’ salary.

Brad Holmstrom. The Company has a Management Employment Agreement with its General Counsel, Brad Holmstrom, with a current annual salary of $175,000 terminable by the Company upon four (4) weeks’ notice and a termination payment equal to four (4) months’ salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months’ salary.

Carmen Ragusa, Jr. The Company has a Management Employment Agreement with its Vice President of Finance and Administration, Carmen Ragusa, Jr., with a current annual salary of $176,000 terminable by the Company upon four (4) weeks’ notice and a termination payment equal to four (4) months’ salary. Upon a change in control, either party may terminate the Agreement with the Company paying a termination payment equal to twelve (12) months’ salary.

Short-Term Compensation.

Base Salary. Base salary is negotiated into each Executive’s Management Employment Agreement. Increases are not preset and take into account the individual’s performance, responsibilities of the position, experience and the methods used to achieve results, as well as external market practices. At the end of the year, the President/CEO evaluates the Executive’s performance in light of Company objectives. Base salary compensates each Executive for the primary responsibilities of his position and level of experience and is set at levels that the Company believes enables it to attract and retain talent. There have been no raises to the base salary in the past five years and during fiscal 2012, Executives voluntarily forfeited portions of their salary due to cash constraints.

Management Incentive Bonus Plan 2012. Due to financial constraints, there was no official 2012 Management Incentive Bonus Plan instituted for fiscal 2012.

Management Incentive Bonus Plan 2011. Due to financial constraints, there was no official 2011 Management Incentive Bonus Plan instituted for fiscal 2011.

Salary Forfeiture Incentive Plan 2012. During the year ended September 30, 2012, in an effort to conserve cash and improve EBITDA for financial covenants, the Board approved a voluntary employee salary forfeiture and incentive plan with the reduction and incentive to be compensated in Company restricted common stock. As a result, certain employees and Executives received restricted shares of common stock based on the amount of the salary forfeiture. The President/CEO and top two highly compensated Executives earned the following incentive for fiscal 2012 as set forth below:

-	For fiscal 2012, Mr. Nelson received an incentive of $24,483, paid in restricted shares of common stock.

-	For fiscal 2012, Mr. Holmstrom received an incentive of $15,241, paid in restricted shares of common stock.

-	For fiscal 2012, Mr. Ragusa received an incentive of $9,580, paid in restricted shares of common stock.

Long-Term Compensation.

Currently, the Company has no means to provide long-term compensation to its employees. However, previously, long-term performance-based compensation for the Executives took the form of stock option awards from the 2001 Stock Option Plan and occasional stock awards from the 2009 Employee Stock Purchase Plan or of restricted shares of common stock. The Compensation Committee continues to believe in the importance of equity ownership for all Executives and certain management for purposes of incentive, retention and alignment with stockholders. The long-term incentive compensation is intended to motivate Executives to make stronger business decisions, improve financial performance, focus on both short-term and long-term objectives and encourage behavior that protects and enhances the long-term interests of stockholders.

Pursuant to the Management Employment Agreements mentioned above, Executives are entitled to receive stock options at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock options vest based on an Executive’s continued employment with the Company over a period of three years. In fiscal 2011, the Company granted 13,630 stock options to Executives at an exercise price of $2.94 per share (see Outstanding Cumulative Equity Awards Table). The 2001 Stock Option Plan expired on March 20, 2011 and has not been replaced. In 2011, the stockholders voted against an increase in the authorized number of shares for the 2009 Employee Stock Purchase Plan. As a result, no further stock options, stock grants or stock purchases could be made after fiscal 2011.

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

Named Executive Officer	Payments upon a termination by the Company without cause(1)	Payments upon a termination by the Executive or Company without cause during a change in control(1)
Sheldon Nelson	$550,000	$825,000
Patrick Cunningham	$189,000	$378,000
Bradley Holmstrom	$58,333	$175,000
Carmen Ragusa, Jr.	$58,666	$176,000

(1)	Does not assume any pro-rata portion of target bonus for a fiscal year, if any.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR ENDED SEPTEMBER 30, 2012

The following summary compensation table sets forth certain information concerning compensation for services rendered in all capacities awarded to, earned by or paid to our Chief Executive Officer and our three other most highly compensated Executives, who were serving as executive officers at the end of our fiscal year ended September 30, 2012:

Name and Principal Position	Fiscal Year(1)	Annual Salary	Incentive/ Bonus		Stock Awards	Option Awards(2)	Total
Sheldon Nelson,	2012	$268,654	$24,483	(4)	$-	$-	$293,137
CEO	2011	$275,000	$41,250	(3)	$8,070	$7,338	$331,658

Patrick Cunningham,	2012	$184,638	$-		$-	$-	$184,638
Vice President Sales / Mktng.	2011	$189,000	$-		$-	$6,138	$195,138

Brad Holmstrom,	2012	$170,962	$15,241	(4)	$-	$-	$186,203
General Counsel	2011	$175,000	$-		$-	$6,138	$181,138

Carmen Ragusa,	2012	$171,938	$9,580	(4)	$-	$-	$181,518
Vice President Finance / Admin.	2011	$176,000	$-		$-	$6,138	$182,138

(1)	The information is provided for each fiscal year referenced beginning October 1 and ending September 30 for compensation paid during or earned for each fiscal year. During the fiscal year 2012, Executives implemented a 15% uncompensated pay reduction for a period of two months to conserve cash.

(2)	Granted in the fiscal year. Represents the dollar amount recognized for financial statement reporting purposes, in accordance with share based compensation. Assumptions used in the calculation of this amount are included in Note 4 to the audited financial statements. Executive officers will not realize the value of these awards in cash unless and until these awards vest, are exercised, and the underlying shares subsequently sold. Per the terms of the 2001 Option Plan, it expired as of March 20, 2011 and no further grants can be made. No options were issued during fiscal 2012.

(3)	The qualitative component to Mr. Nelson’s 2009 fiscal yearend bonus was deferred pending the outcome of certain acquisitions and was discussed and approved by the Board in fiscal 2011. The amount indicated represents 50% of the bonus paid in cash.

(4)	During the year ended September 30, 2012, in an effort to conserve cash and improve EBITDA for financial covenants, the Board approved a voluntary employee salary forfeiture and incentive plan with the reduction and incentive to be compensated in Company restricted common stock, As a result of the salary forfeiture, the Company issued shares of restricted common stock. The incentive represent the fair value of the shares of restricted common stock based on the quoted market price at the grant date.

OUTSTANDING CUMULATIVE EQUITY AWARDS AT SEPTEMBER 30, 2012

The following table provides a summary of equity awards outstanding at September 30, 2012 for the CEO and top three highly compensated named Executives:

	Option Expiration Date	Option Exercise Price ($)	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable
Sheldon Nelson,	12/19/2013	2.00	10,000	—
Chief Executive Officer	12/29/2014	4.00	9,167	833
	3/21/2016	2.94	1,315	1,315

Patrick Cunningham,	11/30/2012	4.50	9,000	—
VP of Sales and Marketing	12/19/2013	2.00	9,000	—
	12/29/2014	4.00	5,500	500
	3/21/2016	2.94	1,100	1,100

Bradley Holmstrom,	11/30/2012	4.50	13,000	—
General Counsel	12/19/2013	2.00	9,000	—
	12/29/2014	4.00	5,500	500
	3/21/2016	2.94	1,100	1,100

Carmen Ragusa, Jr.,	11/30/2012	4.50	9,000	—
VP of Finance and Admin.	12/19/2013	2.00	10,500	—
	12/29/2014	4.00	4,583	417
	3/21/2016	2.94	1,100	1,100

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (to the best of the Company’s knowledge) with respect to beneficial ownership of MDU Communications International, Inc. outstanding common stock as of January 30, 2013 by each person or group known to the Company to be the beneficial owner of more than 5% of the Company’s common stock based upon Schedules 13G and 13D (and amendments and Forms 4) filed with the Securities and Exchange Commission:

Name and Address of Beneficial Owner of Common Stock	Shares	Percent of Class
Jonathan Ordway
1868 Tucker Industrial Rd., Tucker, GA 30084	609,664	10.8%

Ronald Ordway
1868 Tucker Industrial Rd., Tucker, GA 30084	1,269,996	22.4%

SF Investors, LP
27 Hidden Valley Dr., Suffern, NY 10901	354,521	6.42%

Whetstone Capital, LP
2001 Shawnee Mission Pkwy., Mission Woods, KS 66205	318,950	5.62%

SC Fundamental, et al.
747 Third Ave., New York, NY 10017	256,101	4.67%

The following table sets forth information with respect to beneficial ownership of our outstanding common stock (only outstanding voting security) as of September 30, 2012, including; (i) each executive officer named in the Summary Compensation Table and one other executive officers; (ii) each of the Company’s directors, and; (iii) all of the Company’s executive officers and directors as a group:

Name and of Beneficial Owner of Common Stock	Amount and Nature of Beneficial Ownership (shares)	Percent of Class (%)
Sheldon Nelson [1]	279,340	4.8
Patrick Cunningham [2]	102,524	1.8
Brad Holmstrom [3]	112,700	1.9
Carmen Ragusa, Jr. [4]	78,163	1.3
Michael Stanway [5]	31,732	0.6
Richard Newman [6]	42,030	0.7
Carolyn Howard [7]	58,720	1.0
All executive officers and directors as group (7 persons) [8]	705,209	12.1

(1)	Includes 97,292 shares held of record by 567780 BC Ltd., a British Columbia Canada corporation wholly owned by the Sheldon Nelson Family Trust whose trustees are Sheldon Nelson and his sister, Nicole Nelson, 161,566 shares held personally and 20,482 exercisable options, within the next sixty days, to purchase shares of common stock.

(2)	Includes 77,924 shares of common stock and 24,600 exercisable options, within the next sixty days, to purchase shares of common stock.

(3)	Includes 84,100 shares of common stock and 28,600 exercisable options, within the next sixty days, to purchase shares of common stock.

(4)	Includes 47,755 shares of common stock and 30,408 exercisable options, within the next sixty days, to purchase shares of common stock.

(5)	Mr. Stanway is Vice President of Operations. Includes 26,648 shares of common stock and 5,084 exercisable options, within the next sixty days, to purchase shares of common stock.

(6)	Includes 38,980 shares of common stock owned directly, 2,050 beneficially owned through family members or trusts, and 1,000 beneficially owned through a wholly owned company.

(7)	Includes 51,020 shares of common stock and 7,500 exercisable options, within the next sixty days, to purchase shares of common stock.

(8)	Based on 5,789,494 shares, which includes 5,672,820 outstanding shares on September 30, 2012, and the above mentioned 116,674 options.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors and officers, and any persons who own more than 10% of the Company’s common stock, are required under Section 16(a) of the Securities Exchange Act of 1934 to file initial reports of ownership and reports of changes in ownership with the SEC. Specific due dates have been established by the SEC, and the Company is required to disclose any failure to file by those dates. The Company files Section 16(a) reports on behalf of its directors and executive officers to report their initial and subsequent changes in beneficial ownership of common stock. Based solely upon its review of the copies of such reports for fiscal year 2012 as furnished to MDU Communications and representations from its directors and officers, the Company believes that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for such fiscal year.

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

On October 15, 2006, the Company entered into a Consulting Agreement with Howard Interests for business advisory services, the principal of which is the spouse of Board member Carolyn Howard. The Consulting Agreement is a month-to-month agreement with a monthly payment required initially of $5,000 that decreased to $3,500 per month in July of 2009 and decreased to $2,000 per month in October 2010. The consulting agreement was terminated in September 2012.

Item 14.	Principal Accounting Fees and Services

J.H. Cohn LLP has served as the Company's Principal Accountant since January 1, 2002. Their fees billed to the Company for the past two fiscal years are set forth below:

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Audit Fees	$166,612	$157,806
Audit Related Fess	$—	$—
Tax Fees	$36,687	$17,190
All Other Fees	$—	$—

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
January 30, 2013

MDU COMMUNICATIONS INTERNATIONAL, INC.

By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance
January 30, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHELDON B. NELSON
Sheldon B. Nelson	Chief Executive Officer and Director	January 30, 2013
(Principal Executive Officer)
/s/ CAROLYN C. HOWARD
Carolyn C. Howard	Director	January 30, 2013

/s/ RICHARD NEWMAN
Richard Newman	Director	January 30, 2013
/s/ J.E. “TED” BOYLE
J.E. “Ted” Boyle	Director	January 30, 2013

/s/ GREGORY L. OSBORN
Gregory L. Osborn	Director	January 30, 2013

