Form 10-Q
period 2012-12-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2013-02-14
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2013
Common Stock, $0.001 par value per share	5,672,820 shares

1

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

December 31, 2012 (Unaudited) and September 30, 2012 (See Note 1)

	December 31, 2012	September 30, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$49,933	$104,124
Accounts and other receivables, net of an allowance of $1,904,372 and $1,731,441	1,138,689	1,349,223
Prepaid expenses and deposits	143,512	116,783
TOTAL CURRENT ASSETS	1,332,134	1,570,130

Telecommunications equipment inventory	421,196	567,649
Property and equipment, net of accumulated depreciation of $37,299,507 and $37,195,095	15,292,368	16,260,148
Intangible assets, net of accumulated amortization of $8,296,662 and $8,501,453	831,371	1,017,868
Deposits, net of current portion	69,331	66,887
Deferred finance costs, net of accumulated amortization of $1,676,965 and $1,591,222	146,484	182,227
TOTAL ASSETS	$18,092,884	$19,664,909

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,596,851	$2,450,501
Other accrued liabilities	712,192	795,488
Credit line borrowing, net of debt discount	27,074,492	28,571,143
Current portion of deferred revenue	489,235	467,004
TOTAL CURRENT LIABILITIES	30,872,770	32,284,136

Deferred revenue, net of current portion	—	33,707
TOTAL LIABILITIES	30,872,770	32,317,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,690,262 shares issued and 5,672,820 shares outstanding	5,692	5,692
Additional paid-in capital	62,118,412	62,108,861
Accumulated deficit	(74,835,666)	(74,699,163)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(12,779,886)	(12,652,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,092,884	$19,664,909

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,
	2012	2011
REVENUE	$6,027,452	$6,948,297

OPERATING EXPENSES
Direct costs	3,095,059	3,436,801
Sales expenses	312,039	391,658
Customer service and operating expenses	1,433,266	1,638,639
General and administrative expenses	1,036,112	1,099,090
Depreciation and amortization	1,210,147	1,550,772
Gain on sale of customers and property and equipment	(1,800,963)	(5,685)
TOTALS	5,285,660	8,111,275

OPERATING INCOME (LOSS)	741,792	(1,162,978)

Other expense:
Interest expense	(878,295)	(874,462)
NET LOSS	$(136,503)	$(2,037,440)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.37)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,672,820	5,500,291

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Three Months Ended December 31, 2012 (Unaudited)

	Common stock		Treasury stock		Additional paid-	Accumulated
	Shares	Amount	Shares	Amount	in capital	deficit	Total
Balance, October 1, 2012	5,690,262	$5,692	(17,442)	$(68,324)	$62,108,861	$(74,699,163)	$(12,652,934)
Share-based compensation - employees					9,551		9,551
Net loss						(136,503)	(136,503)
Balance, December 31, 2012	5,690,262	$5,692	(17,442)	$(68,324)	$62,118,412	$(74,835,666)	$(12,779,886)

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2012 and 2011 (Unaudited)

	Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(136,503)	$(2,037,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	173,893	145,006
Depreciation and amortization	1,210,147	1,550,772
Share-based compensation expense - employees	9,551	15,347
Charge to interest expense for amortization of deferred finance costs and debt discount	96,816	96,816
Compensation expense for issuance of restricted common stock for compensation	—	34,864
Gain on sale of customers and property and equipment	(1,800,963)	(5,685)
Loss on write-off of property and equipment	—	2,749
Changes in operating assets and liabilities:
Accounts receivables	36,641	86,143
Prepaid expenses and deposits	(29,173)	379,165
Accounts payable	146,350	(122,715)
Other accrued liabilities	(83,296)	(424,061)
Deferred revenue	(11,476)	(19,124)
Net cash used in operating activities	(388,013)	(298,163)
INVESTING ACTIVITIES
Purchase of property and equipment	(462,204)	(609,404)
Proceeds from the sale of customers and property and equipment	2,353,750	29,976
Net cash provided by (used in) investing activities	1,891,546	(579,428)
FINANCING ACTIVITIES
Net proceeds from (repayment of) credit line borrowing	(1,507,724)	1,170,286
Deferred financing costs	(50,000)	(50,000)
Net cash provided by (used in) financing activities	(1,557,724)	1,120,286
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,191)	242,695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,124	84,747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,933	$327,442

6

	Three Months Ended December 31,
	2012	2011
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 26,090 shares of restricted common stock for services rendered	$—	$53,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$786,364	$749,448

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of MDU Communications International, Inc. and its subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“United States GAAP”) for interim financial information for public companies and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all material adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the financial statements for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto (“Audited Financial Statements”) contained in the Company’s Annual Report for the fiscal year ended September 30, 2012 on Form 10-K filed with the Securities and Exchange Commission on December 21, 2012. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year. The accompanying condensed consolidated balance sheet as of September 30, 2012 has been derived from the audited balance sheet as of that date included in the Form 10-K.

Liquidity Issues:

As of December 31, 2012, the Company has access to its Credit Facility up to $27,730,356 for borrowing and has borrowed $27,096,637. The Company had available cash and remaining available Credit Facility (see Note 5), collectively, of $633,719. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

In order for the Company to continue operations and implement its business plan, it needs to raise additional capital or merge. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. The asset sale negotiations have met with some success with proceeds supplementing cash flow, but negotiations have not yet resulted in large asset sales. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation (“Multiband”), whereby the Company would effectively become an operating subsidiary of Multiband. Although several conditions precedent still exist, the Company is working toward closing the merger in February or March 2013. The Company’s ability to close additional asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital, close additional asset sales or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

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

For the three months ended December 31, 2012 and 2011, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the three months ended December 31, 2012 and 2011, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Three Months Ended December 31,
	2012	2011
Warrants	75,000	75,000
Options	130,280	241,730
Potentially dilutive common shares	205,280	316,730

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. The Company recognized share-based compensation expense for employees of $9,551 and $15,347 for the three months ended December 31, 2012 and 2011, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved. Stock options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the three months ended December 31, 2012:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	170,780	$3.05
Granted	—	—
Expired / Forfeited (1)	(40,500)	$4.50
Exercised	—	—
Outstanding at December 31, 2012	130,280	$2.60	1.7	$—
Exercisable at December 31, 2012	122,496	$2.86	1.5	$—

_____________

(1)	During the quarter ended December 31, 2012, 40,500 options expired with an exercise price of $4.50 and a fair market value of $1.10 per share. The entire 40,500 options were vested and the entire fair market value of $44,550 in noncash expense had been recognized in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $21,000 is expected to vest and be recognized subsequent to December 31, 2012 over a weighted average period of 14 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

In April of 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The 2009 ESPP shall terminate on April 23, 2016, or upon the maximum number of shares being issued, or sooner per the discretion of the Board of Directors. As of December 31, 2012, only 2,152 shares remain available for issuance under the 2009 ESPP. No shares were issued during the three months ended December 31, 2012.

Warrants:

During the three months ended December 31, 2012, no warrants were granted or exercised, and no warrants expired. As of December 31, 2012, 75,000 warrants remained outstanding at a weighted average exercise price of $5.69 per share, which expire on June 30, 2013.

4.	COMMITMENTS AND CONTINGENCIES

The Company previously entered into an open ended management agreement with a senior executive that provides for annual compensation, excluding bonuses, of $275,000. The Company can terminate this agreement at any time upon four (4) weeks’ notice and the payment of an amount equal to 24 months of salary. In the event of a change in control of the Company, either party may, during a period of 12 months from the date of the change of control, terminate the agreement upon reasonable notice and the payment by the Company of an amount equal to 36 months of salary.

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of December 31, 2012 and through the date of this filing, the Company is involved in the following material litigation:

Holub v. MDU Communications International, Inc. et al., is a stockholder derivative lawsuit filed in the Superior Court of New Jersey on or about July 19, 2012 over the announced merger with Multiband, alleging, among other things, that the defendants breached their fiduciary duties as board members in connection with the business terms and approval process of the announced merger agreement with Multiband. Results from this proceeding may include an adverse effect on the merger, a potential award of monetary damages, and attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over an outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate individual liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity; however, an unfavorable outcome in a majority of these legal proceedings could have a collective material negative impact on the Company’s financial position, results of operations and liquidity.

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

The Credit Facility is specially tailored to the Company's needs by being divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was $27,730,356 at December 31, 2012. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Company repaid $1,507,724 on its Credit Facility during the three months ended December 31, 2012, with total borrowing at $27,096,637, which is reflected in the accompanying consolidated balance sheet as of December 31, 2012, net of debt discount of $22,145. As of December 31, 2012, $633,719 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it continues to access a $5 million increment. In the three months ended December 31, 2012, the Company incurred an additional annual $50,000 deferred finance cost that is being amortized to interest expense using the straight-line method over the period ending June 30, 2012, the maturity date. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $96,816 for the three months ended December 31, 2012.

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

On November 1, 2012, the Company sold twelve properties and subscribers and certain related property and equipment to Access Media 3, Inc. (“AM3”), for total proceeds of $1,072,500 resulting in a net gain of $853,982.

On December 7, 2012, the Company sold thirteen properties and subscribers and certain related property and equipment to AM3, for total proceeds of $1,281,250 resulting in a net gain of $946,981.

7.	INCOME TAXES

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three months ended December 31, 2012 and 2011 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

The Company maintains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefits as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. The standards also provide guidance on de-recognition, classification, interest and penalties, and other matters. Interest and penalties, if any, would be included in the income tax provision. The tax years 2010 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities as of December 31, 2012 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value as of December 31, 2012 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Pronouncements

•	Results of Operations - Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

•	Liquidity and Capital Resources - Three Months Ended December 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” ”plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential” or “continue,” or the negative, or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to successfully expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the integration and performance of acquisitions, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 21, 2012 for the year ended September 30, 2012.

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

The Company derives revenue through the sale of subscription services to owners and residents of MDUs, resulting in monthly annuity-like revenue streams.

The Company offers two types of satellite television service: Direct to Home (“DTH”) and Private Cable (“PC”) programming. The DTH service uses a set-top digital receiver for residents to receive state-of-the-art digital satellite and local channel programming. For DTH, the Company primarily offers DIRECTV® programming packages. From the DTH offerings the Company receives the following revenue, (i) an upfront subscriber commission from DIRECTV for each new subscriber, (ii) a percentage of the fees charged by DIRECTV to the subscriber each month for programming, (iii) a per subscriber monthly fee billed to subscribers for “protection plan” maintenance and services, and (iv) occasional other marketing incentives or subsidies from DIRECTV. Secondly, the Company offers a Private Cable video service where analog or digital satellite television programming can be tailored to the needs of an individual MDU property and received through normal cable-ready televisions. In Private Cable deployed properties, a bundle of programming services is delivered to the resident’s cable-ready television without the requirement of a set-top digital receiver in the residence. Net revenues from Private Cable result from the difference between the wholesale prices charged by programming providers and the price charged by the Company to subscribers for the private cable programming package. The Company provides DTH, Private Cable, Internet services and digital voice on an individual subscriber basis, but in many properties it provides these services in bulk (100% of the units), directly to the property owner, resulting in one invoice and thus minimizing churn, collection and bad debt exposure. These subscribers are referred to in the Company’s periodic filings as Bulk DTH or Bulk Choice Advantage (“BCA”) type subscribers in DIRECTV deployed properties or Bulk PC type subscribers in Private Cable deployed properties. From subscribers to the Internet service, the Company earns a monthly Internet access service fee. Again, in many properties, this service is provided in bulk and is referred to as Bulk ISP.

The Company’s common stock trades under the symbol “MDTV” on the OTC Bulletin Board. Its principal executive offices are located at 60-D Commerce Way, Totowa, New Jersey 07512 and its telephone number is (973) 237-9499. The Company’s website is located at www.mduc.com.

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the three months ended December 31, 2012 decreased when compared to the same period in fiscal 2012 from $6,948,297 to $6,027,452, due primarily to the sale of subscribers and related property and equipment to Access Media 3, Inc. (“AM3”) and others. EBITDA (as adjusted) increased for the quarter ended December 31, 2012 to $2,135,383, compared to EBITDA (as adjusted) for the quarter ended December 31, 2011 of $583,011. A significant contributor to the EBITDA increase was the $1.8 million gain from the sale of subscribers and related property and equipment to AM3.

All of the Company’s operating costs decreased for the quarter ended December 31, 2012 compared to the quarter ended December 31, 2011, due mainly to cost reductions and a smaller subscriber base. Direct costs decreased by 10%, sales expense decreased by 20%, general and administrative expense decreased by 6%, and customer service and operating expense decreased by 13%. Depreciation and amortization expense also decreased by 22% between the periods.

The Company reports 67,367 subscribers to its services as of December 31, 2012, a reduction in total subscribers when compared to the previous fiscal quarter ended September 30, 2012, due mainly to the sale of twenty five properties and subscribers during the period to AM3. The reduction compared to December 31, 2011 was due to the aforementioned, as well as (i) the sale of an additional nineteen properties to AM3, three properties to divisions of Charter Communications and two properties to Summit Broadband, (ii) the transfer of six properties to DIRECTV under the Connected Properties program, and (iii) the non-renewal of certain private cable bulk properties and certain choice properties that the Company chose not to upgrade to digital services for economic reasons. During the quarter ended December 31, 2012, the Company had 14 properties and 2,802 units in work-in-process that should contribute to organic growth in the upcoming quarters. Due to capital constraints, the Company is currently only deploying services to new properties where those property owners are willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

Service Type	Subscribers as of Dec. 31, 2011	Subscribers as of Mar. 31, 2012	Subscribers as of June 30, 2012	Subscribers as of Sept. 30, 2012	Subscribers as of Dec. 31, 2012
Bulk DTH	20,491	21,136	21,361	21,098	20,873
Bulk BCA	9,880	9,106	8,681	8,441	8,065
DTH -Choice/Exclusive	20,527	20,320	19,427	18,459	16,948
Bulk Private Cable	12,188	12,188	12,178	10,719	9,845
Private Cable Choice/ Exclusive	2,782	2,740	1,995	1,787	1,825
Bulk ISP	5,363	5,363	5,361	5,361	5,421
ISP Choice or Exclusive	5,034	4,986	4,565	4,441	4,376
Voice	19	20	22	22	14
Total Subscribers	76,284	75,859	73,590	70,328	67,367

The Company’s average revenue per unit (“ARPU”) at December 31, 2012 was $29.23, a 4% decrease from the year ended September 30, 2012 of $30.36. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The decrease is due primarily to higher installation revenue and Connected Properties revenue in the APRU for the year ended September 30, 2012. The Company continues to believe that its recurring revenue and ARPU will continue to be positively impacted by an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.6% in DIRECTV’s fiscal quarter ending September 30, 2012 to $96.41, as disclosed in DIRECTV’s public filings).

On September 7, 2012, the Company entered into an agreement with AM3 to sell nineteen properties at a price of $625 per subscriber. A second closing under the September 7, 2012 agreement occurred on November 1, 2012 for twelve additional properties at a price of $625 per subscriber and a third closing under the September 7, 2012 agreement occurred on December 11, 2012 for an additional thirteen properties at a price of $625 per subscriber. Negotiations for additional smaller asset sales are continuing and progressing.

On July 9, 2012, the Company signed a definitive agreement pursuant to which the Company will merge into Multiband Corporation (“Multiband”) and will effectively continue to operate as a subsidiary of Multiband in its MDU business segment. Originally, Multiband was to have issued 4.3 million shares of its common stock for all issued and outstanding shares of MDU Communications common stock, with certain potential adjustments. On September 17, 2012, Multiband amended its offer to a cash for stock offer with a total cash payout of $12.9 million. On December 26, 2012, Multiband again amended its offer to a convertible preferred stock with a coupon for the Company’s outstanding shares. Terms are still being negotiated and conditions precedent still exist. Assuming the remaining conditions precedent can be satisfied, the Company will submit the merger to a vote of the stockholders at the soonest practicable date. Multiband, as a whole, operates with 3,700 employees in 33 states with 33 field offices. The companies anticipate the merger to close in February or March 2013, subject to Company stockholder approval. For further information please review the Company’s 8-K filed with the Securities and Exchange Commission on July 10, 2012 and Multiband’s 8-K filed with the Securities and Exchange Commission on September 17, 2012 and December 26, 2012. The Company makes no representations that the merger will result in a closed transaction.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN is representing the Company in the merger with Multiband, in the asset sales with AM3 and continues to advise the Company in financing, merger and divestiture related discussions.

The Company does not expect its revenues, available cash and remaining availability under its Credit Facility to be sufficient to cover estimated liquidity needs for the next twelve months. Without additional funding sources, significant asset sales, or a merger, the Company forecasts that its capital may be depleted during its second fiscal quarter 2013. To conserve capital, the Company has been actively pursuing a number of initiatives intended to reduce costs, including layoffs, reductions in benefits, limitation on travel, scaled back marketing efforts, restricted stock for forfeited salary and across-the-board employee salary reductions. The Company is currently only maintaining existing operations and is no longer deploying services into new properties unless the cost of the system is funded by the property owner. Although these measures assist in conserving cash, the Company’s ability to continue to operate is dependent on the ability to raise additional capital, sell a significant number of assets, or enter into a merger. There can be no assurance that these efforts will be successful. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the three months ended December 31, 2012 and 2011, the Company reported EBITDA (as adjusted) of $2,135,383 and $583,011, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as computed under accounting principles generally accepted in the United States of America:

	For Three Months Ended December 31,
	2012	2011
EBITDA	$2,135,383	$583,011
Interest expense	(781,480)	(777,646)
Deferred finance costs and debt discount amortization (interest expense)	(96,815)	(96,816)
Provision for doubtful accounts	(173,893)	(145,006)
Depreciation and amortization	(1,210,147)	(1,550,772)
Share-based compensation expense - employees	(9,551)	(15,347)
Compensation expense through the issuance of restricted common stock	-	(34,864)
Net Loss	$(136,503)	$(2,037,440)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended December 31, 2012, there were no material changes to accounting estimates or judgments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

The following table sets forth for the three months ended December 31, 2012 and 2011 the percentages which selected items in the Statements of Operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011		Change ($)	Change (%)
REVENUE	$6,027,452	100%	$6,948,297	100%	$(920,845)	-13%
Direct costs	3,095,059	51%	3,436,801	49%	(341,742)	-10%
Sales expenses	312,039	5%	391,658	5%	(79,619)	-20%
Customer service and operating expenses	1,433,266	24%	1,638,639	24%	(205,373)	-13%
General and administrative expenses	1,036,112	17%	1,099,090	16%	(62,978)	-6%
Depreciation and amortization	1,210,147	20%	1,550,772	22%	(340,625)	-22%
Gain on sale of customers and property and equipment	(1,800,963)	-30%	(5,685)	0%	(1,795,278)	n/a
OPERATING INCOME (LOSS)	741,792	13%	(1,162,978)	-16%	1,904,770	164%
Interest expense	(878,295)	-15%	(874,462)	-13%	(3,833)	0%
NET LOSS	$(136,503)	-2%	$(2,037,440)	-29%	$1,900,937	-93%

Revenue. Revenue for the three months ended December 31, 2012 was $6,027,452, compared to revenue of $6,948,297 for the three months ended December 31, 2011. This decrease in recurring revenue is mainly attributable to the sale of subscribers and related property and equipment to AM3 and others between the periods. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
Private cable programming revenue	$560,137	9%	$812,384	12%
DTH programming revenue and subsidy	4,411,624	73%	4,845,784	70%
Internet access fees	726,049	12%	771,014	11%
Installation fees, wiring and other revenue	329,642	6%	519,115	7%
Total revenue	$6,027,452	100%	$6,948,297	100%

The decrease in revenue across all categories is due mainly to the sale of subscribers and related property and equipment to AM3 and others between the periods and the fact that the Company is in a growth holding pattern. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain constant or slightly decrease during fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs decreased to $3,095,059 for the three months ended December 31, 2012, compared to $3,436,801 for the three months ended December 31, 2011. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent sale of subscribers to AM3, direct costs (in dollars) declined, but due to the acquisition of ATTVS DISH subscribers during the quarter ended December 31, 2011 (whereby the Company incurs the full programming cost), direct costs increased (as a percent of revenue) over that quarter. Direct costs are expected to remain constant or decrease during fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses decreased to $312,039 for the three months ended December 31, 2012, compared to $391,658 for the three months ended December 31, 2011. During the remainder of fiscal 2013, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,433,266 and $1,638,639 for the three months ended December 31, 2012 and 2011, respectively. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2013 as the Company has no immediate plans for growth, but may decrease as the Company attempts to decrease costs. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011
Call center expenses	$640,121	45%	$641,267	39%
General operation expenses	274,221	19%	290,304	18%
Property system maintenance expenses	518,924	36%	707,068	43%
Total customer service and operation expense	$1,433,266	100%	$1,638,639	100%

Because the full transition of subscribers to AM3 did not occur until late in the quarter ended December 31, 2012, call center expenses remained fairly flat over the same period in the previous year. General operations expenses decreased slightly due to cost reductions. Property maintenance was more quickly transitioned to AM3 so the decrease was due primarily to sale of properties to AM3 and others between the periods.

General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2012 and 2011 decreased to $1,036,112 from $1,099,090, respectively. Of the general and administrative expenses for the three months ended December 31, 2012 and 2011, the Company had total noncash charges included of $183,444 and $195,217, respectively.

Excluding the $183,444 and $195,217 in noncash charges from the three months ended December 31, 2012 and 2011, respectively, general and administrative expenses were $852,668 and $903,873, respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2013, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended December 31, 2012 and 2011, amortized over the requisite vesting period, of $9,551 and $15,347, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 14 months is approximately $21,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $1,550,772 for the three months ended December 31, 2011, to $1,210,147 for the three months ended December 31, 2012. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $96,816 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $1,490,407, the Company reported a net loss of $136,503 for the three months ended December 31, 2012, compared to noncash charges of $1,842,805 and a reported net loss of $2,037,440 for the three months ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2012 and 2011, the Company recorded net losses of $136,503 and $2,037,440, respectively. Company operations used net cash of $388,103 and $298,163 during the three months ended December 31, 2012 and 2011, respectively. At December 31, 2012, the Company had an accumulated deficit of $74,835,666.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP for a senior secured $20 million non-amortizing revolving five-year credit facility (“Credit Facility”) to fund the Company's subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the same parties for a $10 million increase to the Credit Facility, for $30 million in total, and a new five-year term.

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “EBITDA” shall mean the Company’s net income (excluding extraordinary gains and non-cash charges) before provisions for interest expense, taxes, depreciation and amortization. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company made a repayment of $1,507,724 on its Credit Facility for the three months ended December 31, 2012.

The amount the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base, which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base was $27,730,356 at December 31, 2012 and as of that date, the Company has borrowed a total of $27,096,637 (not including debt discount of $22,145), which is due on June 30, 2013. As of December 31, 2012, $633,719 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the three months ended December 31, 2012 and 2011 due to the net loss. The net operating loss carry forward expires on various dates through 2032; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

As of December 31, 2012, the Company had available cash and remaining available Credit Facility, collectively, of $683,652. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its second fiscal quarter 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

In order for the Company to continue operations and to fully implement its business plan, it needs to raise additional capital or merge. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. Asset sale negotiations have met with some success for certain assets, but have not yet resulted in larger asset sales. Additionally, on July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, the Company is working toward closing the merger in February or March 2013. The Company’s ability to close asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

During the three months ended December 31, 2012 and 2011, the Company recorded net losses of $136,503 and $2,037,440, respectively. At December 31, 2012, the Company had an accumulated deficit of $74,835,666.

Cash Balance. At December 31, 2012, the Company had cash and cash equivalents of $49,933, compared to $104,124 at September 30, 2012. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the three months ended December 31, 2012, the Company decreased the amount borrowed against the Credit Facility by $1,507,724. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

Operating Activities. Company operations used net cash of $388,013 and $298,163 during the three months ended December 31, 2012 and 2011, respectively. Net cash used in operating activities included an increase of $63,054 and decrease of $546,776 in accounts payable and other accrued liabilities during the three months ended December 31, 2012 and 2011, respectively. Additionally, during the three months ended December 31, 2012 and 2011, there was a decrease of $36,641 and $86,143 in accounts and other receivables, respectively, and prepaid expenses increased by $29,173 and decreased by $379,165, respectively. During the three months ended December 31, 2012 and 2011, deferred revenue decreased by $11,476 and $19,124, respectively.

Net loss for the three months ended December 31, 2012 and 2011 was $136,503 and $2,037,440, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $1,490,407 and $1,842,805, respectively.

Investing Activities. During the three months ended December 31, 2012 and 2011, the Company purchased $462,204 and $609,404, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the three months ended December 31, 2012, the Company received $2,353,750 in proceeds from the sale of subscribers and related property and equipment to AM3. During the three months ended December 31, 2011, the Company received $29,976 for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties initiative.

Financing Activities. During the three months ended December 31, 2012 and 2011, the Company incurred $50,000 in deferred financing costs in each period, and decreased by $1,507,724 and increased by $1,170,286, respectively, the amount borrowed through the Credit Facility.

Working Capital. As of December 31, 2012, the Company had negative working capital of $29,540,636, compared to negative working capital of $30,714,006 as of September 30, 2012. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2013. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its second fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to continue operations and capitalize on future strategic plans, it will be required to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales. These negotiations have met with some success for certain assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, through asset sales or otherwise, on acceptable terms or at all, remains uncertain. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

On July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, the Company is working toward closing the merger in February or March 2013; however, there can be no assurance that the merger will close. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2012 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of December 31, 2012 and through the date of this filing, the Company is involved in the following material litigation:

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

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over an outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate individual liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity, however, an unfavorable outcome in a majority of these legal proceedings could have a collective material negative impact on the Company’s financial position, results of operations and liquidity.

Item 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed on December 21, 2012, and (ii) the supplemental risk factor set forth below:

The Company will require additional capital in the near term to meet liquidity needs to continue as a going concern; such additional capital may not be available on acceptable terms or at all.

As of December 31, 2012, the Company had available cash and remaining available Credit Facility, collectively, of $683,652. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its second fiscal quarter 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. If the Company cannot meet its working capital requirements, this will have a material adverse effect on its business and will impair its ability to continue as a going concern. If the Company is unable to continue as a going concern, its stockholders could lose their entire investment in the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1- Rule 13a-14(a)/15d-14(a) Certification, executed by Sheldon Nelson, Chief Executive Officer and Chief Financial Officer of MDU Communications International, Inc.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2013	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: February 14, 2013	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

