Form 10-Q
period 2013-03-31
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2013-05-15
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2013
Common Stock, $0.001 par value per share	5,699,820 shares

1

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

March 31, 2013 (Unaudited) and September 30, 2012 (See Note 1)

	March 31, 2013	September 30, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67,613	$104,124
Accounts and other receivables, net of an allowance of $2,026,025 and $1,731,441	2,116,530	1,349,223
Prepaid expenses and deposits	75,643	116,783
TOTAL CURRENT ASSETS	2,259,786	1,570,130

Telecommunications equipment inventory	383,027	567,649
Property and equipment, net of accumulated depreciation of $38,005,860 and $37,195,095	14,525,794	16,260,148
Intangible assets, net of accumulated amortization of $8,256,031 and $8,501,453	734,364	1,017,868
Deposits, net of current portion	66,786	66,887
Deferred finance costs, net of accumulated amortization of $1,759,967 and $1,591,222	75,811	182,227
TOTAL ASSETS	$18,045,568	$19,664,909

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,672,447	$2,450,501
Other accrued liabilities	662,740	795,488
Credit line borrowing, net of debt discount	27,456,407	28,571,143
Current portion of deferred revenue	1,353,600	467,004
TOTAL CURRENT LIABILITIES	32,145,194	32,284,136

Deferred revenue, net of current portion	—	33,707
TOTAL LIABILITIES	32,145,194	32,317,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,690,262 shares issued and 5,672,820 shares outstanding	5,692	5,692
Additional paid-in capital	62,122,883	62,108,861
Accumulated deficit	(76,159,877)	(74,699,163)
Less: Treasury stock; 17,442 shares at cost	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(14,099,626)	(12,652,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$18,045,568	$19,664,909

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Six and Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Six Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
REVENUE	$12,032,452	$13,968,199	$6,005,000	$7,019,902

OPERATING EXPENSES
Direct costs	5,983,515	6,814,134	2,888,456	3,377,333
Sales expenses	611,377	760,298	299,338	368,640
Customer service and operating expenses	2,707,352	3,218,747	1,274,086	1,580,108
General and administrative expenses	1,984,985	2,198,388	948,873	1,099,298
Depreciation and amortization	2,394,124	3,224,386	1,183,977	1,673,614
Gain on sale of customers and property and equipment	(1,800,963)	(90,769)	-	(85,084)
TOTALS	11,880,390	16,125,184	6,594,730	8,013,909

OPERATING INCOME (LOSS)	152,062	(2,156,985)	(589,730)	(994,007)

Other expense
Interest expense	(1,612,776)	(1,770,378)	(734,481)	(895,916)
NET LOSS	$(1,460,714)	$(3,927,363)	$(1,324,211)	$(1,889,923)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.26)	$(0.71)	$(0.23)	$(0.34)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,672,820	5,508,027	5,672,820	5,515,764

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Six Months Ended March 31, 2013 (Unaudited)

	Common stock		Treasury stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Total
Balance, October 1, 2012	5,690,262	$5,692	(17,442)	$(68,324)	$62,108,861	$(74,699,163)	$(12,652,934)
Share-based compensation - employees					14,022		14,022
Net loss						(1,460,714)	(1,460,714)
Balance, March 31, 2013	5,690,262	$5,692	(17,442)	$(68,324)	$62,122,883	$(76,159,877)	$(14,099,626)

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2013 and 2012 (Unaudited)

	Six Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,460,714)	$(3,927,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	297,098	222,874
Depreciation and amortization	2,394,124	3,224,386
Share-based compensation expense - employees	14,022	26,717
Charge to interest expense for amortization of deferred finance costs and debt discount	190,890	193,631
Compensation expense for issuance of common stock for employee bonuses	—	10,625
Compensation expense for issuance of restricted common stock for compensation	—	47,045
Gain on sale of customers and property and equipment	(1,800,963)	(90,769)
Loss on write-off of property and equipment	9,093	7,722
Changes in operating assets and liabilities:
Accounts receivables	(1,064,405)	178,596
Prepaid expenses and deposits	41,241	489,023
Accounts payable	221,946	(286,196)
Other accrued liabilities	(132,748)	(583,330)
Deferred revenue	852,889	(49,241)
Net cash used in operating activities	(437,527)	(536,280)
INVESTING ACTIVITIES
Purchase of property and equipment	(753,524)	(1,442,882)
Proceeds from the sale of customers and property and equipment	2,353,750	145,811
Net cash provided by (used in) investing activities	1,600,226	(1,297,071)
FINANCING ACTIVITIES
Net proceeds from (repayment of) credit line borrowing	(1,136,881)	1,945,693
Deferred financing costs	(62,329)	(150,000)
Net cash provided by (used in) financing activities	(1,199,210)	1,795,693
NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,511)	(37,658)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,124	84,747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,613	$47,089

See accompanying notes to the unaudited condensed consolidated financial statements.

6

	Six Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 2,837 shares of common stock for accrued compensation	$—	$5,400

Issuance of 26,090 shares of restricted common stock for services rendered	$—	$53,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,450,673	$1,540,808

MDU COMMUNICATIONS INTERNATIONAL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION AND OTHER MATTERS

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

Liquidity Issues:

As of March 31, 2013, the Company has access to its Credit Facility up to $27,683,518 for borrowing and has borrowed $27,467,480. The Company had remaining available Credit Facility (see Note 5) of $216,038. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its third fiscal quarter of 2013 ending June 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. The Company is currently in discussions with the Credit Facility lenders regarding an extension.

In order for the Company to continue operations and implement its business plan, it needs to raise additional capital or merge with another entity. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. The asset sale negotiations have met with some success with proceeds supplementing cash flow and reducing the Credit Facility, but negotiations have not yet resulted in larger asset sales. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation (“Multiband”), whereby the Company would effectively become an operating subsidiary of Multiband. The parties have extended the term of the July 9, 2012 Agreement and continue to work toward closing. Although several conditions precedent still exist, the Company is anticipating the merger to close in July or August 2013. The Company’s ability to close additional asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital, close additional asset sales or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard had on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard had on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

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

For the six and three months ended March 31, 2013 and 2012, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the six and three months ended March 31, 2013 and 2012, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Six and Three Months Ended March 31,
	2013	2012
Warrants	75,000	75,000
Options	121,280	236,230
Potentially dilutive common shares	196,280	311,230

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. The Company recognized share-based compensation expense for employees of $14,022 and $26,717 for the six months ended March 31, 2013 and 2012, respectively, and $4,471 and $11,370 for the three months ended March 31, 2013 and 2012, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the six months ended March 31, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	170,780	$3.05
Granted	—	—
Expired / Forfeited (1)	(49,500)	$4.33
Exercised	—	—
Outstanding at March 31, 2013	121,280	$2.53	1.1	$—
Exercisable at March 31, 2013	116,039	$2.80	1.4	$—

_____________

(1)	During the quarter ended December 31, 2012, 40,500 options expired with an exercise price of $4.50 and a fair market value of $1.10 per share. The entire 40,500 options were vested and the entire fair market value of $44,550 in noncash expense had been recognized in general and administrative expense since their issuance. During the quarter ended March 31, 2013, 9,000 options were forfeited with 500 having an exercise price of $2.00 and a fair market value of $0.50 per share, and 5,800 having an exercise price of $4.00 and a fair market value of $1.30 per share. The entire 500 and 5,800 options were vested and the entire fair market value of $250 and $7,540 in fair market value noncash expense recognized, respectively, in general and administrative expense since their issuance. Additionally, 2,700 options were forfeited having an exercise price of $2.94 and a fair market value of $2.79. Of the 2,700 options, 1,801 were vested and a fair market value of $5,024 noncash expense recognized in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $14,000 is expected to vest and be recognized subsequent to March 31, 2013 over a weighted average period of 11 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

In 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The 2009 ESPP shall terminate on April 23, 2016, or upon the maximum number of shares being issued, or sooner per the discretion of the Board of Directors. As of March 31, 2013, only 2,152 shares remain available for issuance under the 2009 ESPP. No shares were issued during the six months ended March 31, 2013.

Warrants:

During the six months ended March 31, 2013, no warrants were granted or exercised, and no warrants expired. As of March 31, 2013, 75,000 warrants remained outstanding at a weighted average exercise price of $5.69 per share, which expire on June 30, 2013.

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

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of March 31, 2013 and through the date of this filing, the Company is involved in the following material litigation:

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

The Credit Facility is specially tailored to the Company's needs by being divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The amount that the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base of the Company was $27,638,518 at March 31, 2013. The Credit Facility can be prepaid upon thirty days notice with a penalty of 0% to 2% of the outstanding principal balance depending on the prepayment timing.

The Company repaid $1,136,881 on its Credit Facility during the six months ended March 31, 2013, with total borrowing at $27,467,480, which is reflected in the accompanying consolidated balance sheet as of March 31, 2013, net of debt discount of $11,073. As of March 31, 2013, $216,038 remains available for borrowing under the Credit Facility.

The Company is subject to annual costs when it continues to access a $5 million increment. In the six months ended March 31, 2013, the Company incurred an additional annual $62,329 deferred finance cost that is being amortized to interest expense using the straight-line method over the period ending June 30, 2013, the maturity date. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $190,889 and $94,074 for the six and three months ended March 31, 2013.

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

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three and six months ended March 31, 2013 and 2012 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

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

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities as of March 31, 2013 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value as of March 31, 2013 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

9.	SUBSEQUENT EVENTS

On April 12, 2013, the Company renewed its lease in Totowa, New Jersey through December 31, 2013.

On May 8, 2013, the Company issued 27,000 shares of restricted common stock as compensation for four director’s Board service through June 30, 2013.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Pronouncements

•	Results of Operations – Six and Three Months Ended March 31, 2013 Compared to Six and Three Months Ended March 31, 2012

•	Liquidity and Capital Resources - Six Months Ended March 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” ”plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential” or “continue,” or the negative, or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to, the fact that we are dependent on our program providers for satellite signals and programming, our ability to maintain or expand our sales force and marketing programs, changes in our suppliers’ or competitors’ pricing policies, the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products, the ability to meet liquidity needs and raise additional capital, unexpected changes in regulatory requirements and other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 21, 2012 for the year ended September 30, 2012.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, that we will continue as a going concern, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the three months ended March 31, 2013 decreased when compared to the same period in fiscal 2012 from $7,019,902 to $6,005,000, due primarily to the sale of subscribers and related property and equipment to Access Media 3, Inc. (“AM3”) and others. EBITDA (as adjusted, see Non-GAAP Financial Measure, below) decreased slightly for the quarter ended March 31, 2013 to $721,923, compared to EBITDA (as adjusted, see Non-GAAP Financial Measure, below) for the quarter ended March 31, 2012 of $791,650.

All of the Company’s operating costs decreased for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, due mainly to cost reductions and from servicing a smaller subscriber base. Direct costs decreased by 14%, sales expense decreased by 19%, general and administrative expense decreased by 14%, and customer service and operating expense decreased by 19%. Depreciation and amortization expense also decreased by 29% between the periods.

The Company reports 65,474 subscribers to its services as of March 31, 2013. The reduction compared to March 31, 2012 was due to the (i) the sale and subsequent transition of forty-four properties to AM3, three properties to divisions of Charter Communications and two properties to Summit Broadband, (ii) the transfer of six properties to DIRECTV under the Connected Properties program, and (iii) the non-renewal of certain private cable bulk properties and certain choice properties that the Company chose not to upgrade to digital services for economic reasons. During the quarter ended March 31, 2013, the Company had 9 properties and 1,849 units in work-in-process that should contribute to organic growth in the upcoming quarters. Due to capital constraints, the Company is currently only deploying services to new properties where those property owners are willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

Service Type	Subscribers as of Mar. 31, 2012	Subscribers as of June 30, 2012	Subscribers as of Sept. 30, 2012	Subscribers as of Dec. 31, 2012	Subscribers as of Mar. 31, 2013
Bulk DTH	21,136	21,361	21,098	20,873	20,451
Bulk BCA	9,106	8,681	8,441	8,065	8,065
DTH Choice/Exclusive	20,320	19,427	18,459	16,948	16,436
Bulk Private Cable	12,188	12,178	10,719	9,845	8,825
Private Cable Choice/ Exclusive	2,740	1,995	1,787	1,825	1,710
Bulk ISP	5,363	5,361	5,361	5,421	5,509
ISP Choice or Exclusive	4,986	4,565	4,441	4,376	4,461
Voice	20	22	22	14	17
Total Subscribers	75,859	73,590	70,328	67,367	65,474

The Company’s average revenue per unit (“ARPU”) at March 31, 2013 was $29.64, a 2% decrease from the year ended September 30, 2012 of $30.36. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The decrease is due primarily to higher installation revenue and Connected Properties revenue in the APRU for the year ended September 30, 2012. The Company continues to believe that its recurring revenue and ARPU will continue to be positively impacted by an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.4% quarter over quarter for DIRECTV’s fiscal quarter ended March 31, 2013 to $96.05 (as disclosed in DIRECTV’s public filings)).

On September 7, 2012, the Company entered into an agreement with AM3 to sell nineteen properties at a price of $625 per subscriber. A second closing under the September 7, 2012 agreement occurred on November 1, 2012 for twelve additional properties at a price of $625 per subscriber and a third closing under the September 7, 2012 agreement occurred on December 11, 2012 for an additional thirteen properties at a price of $625 per subscriber. Negotiations for additional asset sales are continuing and progressing.

On July 9, 2012, the Company signed a definitive agreement pursuant to which the Company will merge into Multiband Corporation (“Multiband”) and will effectively continue to operate as a subsidiary of Multiband in its MDU business segment. Originally, Multiband was to have issued 4.3 million shares of its common stock for all issued and outstanding shares of MDU Communications common stock, with certain potential adjustments. On September 17, 2012, Multiband amended its offer to a cash for stock offer with a total cash payout of $12.9 million. On December 26, 2012, Multiband again amended its offer to a convertible preferred stock with a coupon for the Company’s outstanding shares. Terms are still being negotiated and conditions precedent still exist. The parties continue to work toward closing. Assuming the remaining conditions precedent can be satisfied, the Company will submit the merger to a vote of the stockholders at the soonest practicable date. Multiband, as a whole, operates with 3,700 employees in 33 states with 33 field offices. The companies anticipate the merger to close in July or August 2013, subject to Company stockholder approval. For further information please review the Company’s 8-K filed with the Securities and Exchange Commission on July 10, 2012 and Multiband’s 8-K filed with the Securities and Exchange Commission on September 17, 2012, December 26, 2012 and March 1, 2013. The Company makes no representations that the merger will result in a closed transaction.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN is representing the Company in the merger with Multiband, in the asset sales with AM3 and continues to advise the Company in financing, merger and divestiture related discussions.

The Company does not expect its revenues, available cash and remaining availability under its Credit Facility to be sufficient to cover estimated liquidity needs for the next twelve months. Without additional funding sources, significant asset sales, or a merger, the Company forecasts that its capital will be depleted sometime during its third fiscal quarter 2013. To conserve capital, the Company has been actively pursuing a number of initiatives intended to reduce costs, including layoffs, reductions in benefits, limitation on travel, scaled-back marketing efforts, across-the-board employee salary reductions, departmental reorganization, and executive salary reductions. The Company is currently only maintaining existing operations and is no longer deploying services into new properties unless the cost of the system is funded by the property owner. Although these measures assist in conserving cash, the Company’s ability to continue to operate is dependent on the ability to raise additional capital, sell a significant number of assets, or enter into a merger. There can be no assurance that these efforts will be successful. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. Discussions regarding the upcoming maturity are being held with the Credit Facility lenders.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining our operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. For the six months ended March 31, 2013 and 2012, the Company reported EBITDA (as adjusted) of $2,857,306 and $1,374,662, respectively. For the three months ended March 31, 2013 and 2012, the Company reported EBITDA (as adjusted) of $721,923 and $791,650, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as reported under accounting principles generally accepted in the United States of America:

	For Six Months Ended March 31,		For Three Months Ended March 31,
	2013	2012	2013	2012
EBITDA	$2,857,306	$1,374,662	$721,923	$791,650
Interest expense	(1,421,886)	(1,576,747)	(640,406)	(799,100)
Deferred finance costs and debt discount amortization (interest expense)	(190,890)	(193,631)	(94,075)	(96,815)
Provision for doubtful accounts	(297,098)	(222,874)	(123,205)	(77,868)
Depreciation and amortization	(2,394,124)	(3,224,386)	(1,183,977)	(1,673,614)
Share-based compensation expense - employees	(14,022)	(26,717)	(4,471)	(11,370)
Compensation expense for issuance of common stock for employee bonuses	—	(10,625)	—	(10,625)
Compensation expense through the issuance of restricted common stock	—	(47,045)	—	(12,181)
Net loss	$(1,460,714)	$(3,927,363)	$(1,324,211)	$(1,889,923)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2013, there were no material changes to accounting estimates or judgments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) approved a revised standard “Goodwill Impairment Testing” that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard had on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

In December 2011, the FASB approved an amendment in certain pending paragraphs in Accounting Standards “Comprehensive Income: Presentation of Comprehensive Income” to effectively defer only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. The amendment to “Comprehensive Income: Presentation of Comprehensive Income” is effective for fiscal years beginning after December 15, 2011 and was adopted as required on October 1, 2012. The Company evaluated the effect that the adoption of this standard had on its consolidated results of operations, financial position and cash flows, and has determined the adoption had no material impact.

RESULTS OF OPERATIONS

The following discussion of results of operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

SIX MONTHS ENDED MARCH 31, 2013 COMPARED TO SIX MONTHS ENDED MARCH 31, 2012

The following table sets forth for the six months ended March 31, 2013 and 2012 the percentages which selected items in the statement of operations bear to total revenue and dollar and percentage changes between the periods:

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012		Change ($)	Change (%)
REVENUE	$12,032,452	100%	$13,968,199	100%	$(1,935,747)	-14%
Direct costs	5,983,515	50%	6,814,134	49%	(830,619)	-12%
Sales expenses	611,377	5%	760,298	5%	(148,921)	-20%
Customer service and operating expenses	2,707,352	23%	3,218,747	23%	(511,395)	-16%
General and administrative expenses	1,984,985	16%	2,198,388	16%	(213,403)	-10%
Depreciation and amortization	2,394,124	20%	3,224,386	23%	(830,262)	-26%
Gain on sale of customers and property and equipment	(1,800,963)	-15%	(90,769)	-1%	(1,710,194)	n/a
OPERATING INCOME(LOSS)	152,062	1%	(2,156,985)	-15%	2,309,047	-107%
Interest expense	(1,612,776)	-13%	(1,770,378)	-13%	157,602	-9%
NET LOSS	$(1,460,714)	-12%	$(3,927,363)	-28%	$2,466,649	-63%

Revenue. Revenue for the six months ended March 31, 2013 decreased 14% to $12,032,452, compared to revenue of $13,968,199 for the six months ended March 31, 2012. This decrease in recurring revenue is mainly attributable to the sale of subscribers and related property and equipment to AM3 and others between the periods. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
Private cable programming revenue	$1,366,219	11%	$1,631,154	12%
DTH programming revenue and subsidy	8,567,556	71%	9,641,229	69%
Internet access fees	1,458,000	12%	1,548,804	11%
Installation fees, wiring and other revenue	640,677	6%	1,147,012	8%
Total Revenue	$12,032,452	100%	$13,968,199	100%

The decrease in revenue across all categories is due mainly to the sale of subscribers and related property and equipment to AM3 and others between the periods and the fact that the Company is in a growth holding pattern due to existing liquidity. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain constant or slightly decrease during fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs decreased to $5,983,515 for the six months ended March 31, 2013, as compared to $6,814,134 for the six months ended March 31, 2012. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent sale of subscribers to AM3, direct costs declined. Direct costs are expected to remain constant or decrease during fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses were $611,377 for the six months ended March 31, 2013, compared to $760,298 for the six months ended March 31, 2012. During the remainder of fiscal 2013, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $2,707,352 and $3,218,747 for the six months ended March 31, 2013 and 2012, respectively. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2013 as the Company has no immediate plans for growth, but may decrease as the Company attempts to decrease costs or sells additional subscribers. A breakdown of customer service and operating expenses is as follows:

	Six Months Ended March 31, 2013		Six Months Ended March 31, 2012
Call center expenses	$1,133,423	42%	$1,297,303	40%
General operation expenses	494,508	18%	575,785	18%
Property system maintenance expenses	1,079,421	40%	1,345,659	42%
Total customer service and operation expense	$2,707,352	100%	$3,218,747	100%

The full transition of subscribers to AM3 resulted in call center expenses decreasing, compared to the same period in the previous year. General operations expenses decreased due to cost reductions. Property maintenance also decreased primarily due to the sale of properties to AM3 and others between the periods.

Additionally, the Company wrote-off obsolete fixed assets during the six months ended March 31, 2013 and 2012 in the amounts of $9,093 and $7,722, respectively, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses decreased for the six months ended March 31, 2013 and 2012 to $1,984,985 from $2,198,388, respectively. Of the general and administrative expenses for the six months ended March 31, 2013 and 2012, the Company had total noncash charges included of $311,120 and $296,636, respectively.

Excluding the $311,120 and $296,636 in noncash charges from the six months ended March 31, 2013 and 2012, respectively, general and administrative expenses were $1,673,865 compared to $1,901,752, respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2013, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the six months ended March 31, 2013 and 2012, amortized over the requisite vesting period, of $14,022 and $26,717, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 11 months is approximately $14,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $3,224,386 during the six months ended March 31, 2012 to $2,394,124 during the six months ended March 31, 2013, a 3% decrease as a percent of revenue. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $190,890 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $2,896,134, the Company reported a net loss of $1,460,714 for the six months ended March 31, 2013, compared to noncash charges of $3,725,278 and a reported net loss of $3,927,363 for the six months ended March 31, 2012.

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth for the three months ended March 31, 2013 and 2012 the percentages which selected items in the statements of operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012		Change ($)	Change (%)
REVENUE	$6,005,000	100%	$7,019,902	100%	$(1,014,902)	-14%
Direct costs	2,888,456	48%	3,377,333	48%	(488,877)	-14%
Sales expenses	299,338	5%	368,640	5%	(69,302)	-19%
Customer service and operating expenses	1,274,086	21%	1,580,108	22%	(306,022)	-19%
General and administrative expenses	948,873	16%	1,099,298	16%	(150,425)	-14%
Depreciation and amortization	1,183,977	20%	1,673,614	24%	(489,637)	-29%
Gain on sale of customers and property and equipment	-	-	(85,084)	-1%	85,084	n/a
OPERATING LOSS	(589,730)	-10%	(994,007)	-14%	404,277	-41%
Interest expense	(734,481)	-12%	(895,916)	-13%	161,435	-18%
NET LOSS	$(1,324,211)	-22%	$(1,889,923)	-27%	$565,712	-30%

Revenue. Revenue for the three months ended March 31, 2013 was $6,005,000, compared to revenue of $7,019,902 for the three months ended March 31, 2012. This decrease in recurring revenue is mainly attributable to the sale of subscribers and related property and equipment to AM3 and others between the periods. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Private cable programming revenue	$806,082	13%	$818,770	12%
DTH programming revenue and subsidy	4,155,933	69%	4,795,445	68%
Internet access fees	731,950	12%	777,790	11%
Installation fees, wiring and other revenue	311,035	6%	627,897	9%
Total Revenue	$6,005,000	100%	$7,019,902	100%

The decrease in revenue across all categories is due mainly to the sale of subscribers and related property and equipment to AM3 and others between the periods and the fact that the Company is in a growth holding pattern due to existing liquidity. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain constant or slightly decrease during fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs decreased to $2,888,456 for the three months ended March 31, 2013, compared to $3,377,333 for the three months ended March 31, 2012. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the recent sale of subscribers to AM3, direct costs declined. Direct costs are expected to remain constant or decrease during fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses decreased to $299,338 for the three months ended March 31, 2013, compared to $368,640 for the three months ended March 31, 2012. During the remainder of fiscal 2013, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,274,086 and $1,580,108 for the three months ended March 31, 2013 and 2012, respectively. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2013 as the Company has no immediate plans for growth, but may decrease as the Company attempts to decrease costs or sell additional subscribers. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Call center expenses	$493,302	39%	$656,036	42%
General operation expenses	220,287	17%	285,481	18%
Property system maintenance expenses	560,497	44%	638,591	40%
Total customer service and operation expense	$1,274,086	100%	$1,580,108	100%

Due to the final transition of subscribers to AM3 during the quarter ended March 31, 2013, call center expenses decreased from the same period in the previous year. General operations expenses decreased due to cost reductions. Property maintenance also decreased primarily due to the sale of properties to AM3 and others between the periods.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 and 2012 decreased to $948,873 from $1,099,298, respectively. Of the general and administrative expenses for the three months ended March 31, 2013 and 2012, the Company had total noncash charges included of $127,676 and $101,419, respectively.

Excluding the $127,676 and $101,419 in noncash charges from the three months ended March 31, 2013 and 2012, respectively, general and administrative expenses were $821,197 and $997,879, respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2013, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended March 31, 2013 and 2012, amortized over the requisite vesting period, of $4,471 and $11,370, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 11 months is approximately $14,000.

Other Noncash Charges. Depreciation and amortization expenses decreased from $1,673,614 for the three months ended March 31, 2012, to $1,183,977 for the three months ended March 31, 2013. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated. Interest expense included noncash charges of $94,075 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $1,405,727, the Company reported a net loss of $1,324,211 for the three months ended March 31, 2013, compared to noncash charges of $1,882,473 and a reported net loss of $1,889,923 for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2013 and 2012, the Company recorded net losses of $1,460,714 and $3,927,363, respectively. Company operations used net cash of $437,527 and $536,280 during the six months ended March 31, 2013 and 2012, respectively. At March 31, 2013, the Company had a working capital deficit of $29,885,408 and an accumulated deficit of $76,159,877.

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

The Credit Facility requires interest payable monthly only on the principal outstanding and is specially tailored to the Company's needs by being divided into six $5 million increments. The first $5 million increment carries an interest rate of prime plus 4.1%, the second $5 million at prime plus 3%, the third $5 million at prime plus 2%, the fourth $5 million at prime plus 1%, and the $10 million in additional Credit Facility is also divided into two $5 million increments with the interest rate on these increments being prime plus 1% to 4%, depending on the Company's ratio of EBITDA to the total outstanding loan balance. As defined in the Credit Facility, “EBITDA” shall mean the Company’s net income (excluding extraordinary gains and non-cash charges) before provisions for interest expense, taxes, depreciation and amortization. As defined in the Credit Facility, “prime” shall be a minimum of 7.75%. The Company made a repayment of $1,136,881 on its Credit Facility for the six months ended March 31, 2013.

The amount the Company can draw from the Credit Facility is equal to the lesser of $30 million or the Company's borrowing base, which, in large part, is determined by future revenues and costs accruing from the Company's access agreements. The borrowing base was $27,683,518 at March 31, 2013 and as of that date, the Company has borrowed a total of $27,467,480 (not including debt discount of $11,073), which is due on June 30, 2013. As of March 31, 2013, $216,038 remains available for borrowing under the Credit Facility.

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

The Company did not incur or record a provision for income taxes for the six months ended March 31, 2013 and 2012 due to the net loss. The net operating loss carry forward expires on various dates through 2032; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

As of March 31, 2013, the Company had available cash and remaining available Credit Facility, collectively, of $283,651. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its third fiscal quarter 2013 ending June 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

In order for the Company to continue operations and to fully implement its business plan, it needs to raise additional capital or merge with another entity. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. Asset sale negotiations have met with some success for certain assets, but have not yet resulted in larger asset sales. Additionally, on July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. The parties have extended the term of the July 9, 2012 Agreement and continue to work toward closing. Although several conditions precedent still exist, the Company is working toward closing the merger in July or August 2013. The Company’s ability to close asset sales or to consummate the merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

SIX MONTHS ENDED MARCH 31, 2013 AND 2012

During the six months ended March 31, 2013 and 2012, the Company recorded net losses of $1,460,714 and $3,927,363, respectively. At March 31, 2013, the Company had a working capital deficit of $29,885,408 and an accumulated deficit of $76,159,877.

Cash Balance. At March 31, 2013, the Company had cash and cash equivalents of $67,613, compared to $104,124 at September 30, 2012. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the six months ended March 31, 2013, the Company decreased the amount borrowed against the Credit Facility by $1,136,881. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its third fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. Discussions regarding the upcoming maturity are being held with the Credit Facility lenders.

Operating Activities. Company operations used net cash of $437,527 and $536,280 during the six months ended March 31, 2013 and 2012, respectively. Net cash used in operating activities included an increase of $89,198 and decrease of $869,526 in accounts payable and other accrued liabilities during the six months ended March 31, 2013 and 2012, respectively. Additionally, during the six months ended March 31, 2013 and 2012, there was an increase of $1,064,405 and decrease of $178,596 in accounts and other receivables, respectively, and prepaid expenses increased $41,241 and $489,023, respectively. During the six months ended March 31, 2013 and 2012, deferred revenue increased by $852,889 and decreased by $49,241, respectively, due mainly to advance billing implemented in fiscal 2013.

Net loss for the six months ended March 31, 2013 and 2012 was $1,460,714 and $3,927,363, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization and stock options and warrants of $2,896,134 and $3,725,278, respectively.

Investing Activities. During the six months ended March 31, 2013 and 2012, the Company purchased $753,524 and $1,442,882, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the six months ended March 31, 2013, the Company received $2,353,750 in proceeds from the sale of subscribers and related property and equipment to AM3. During the six months ended March 31, 2012, the Company received $145,811 for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties initiative.

Financing Activities. During the six months ended March 31, 2013 and 2012, the Company incurred $62,329 and $150,000 in deferred financing costs, respectively, and decreased by $1,136,881 and increased by $1,945,693, respectively, the amount borrowed through the Credit Facility.

Working Capital. As of March 31, 2013, the Company had negative working capital of $29,885,408, compared to negative working capital of $30,714,006 as of September 30, 2012. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2013. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its third fiscal quarter of 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to continue operations and capitalize on future strategic plans, it will be required to raise additional capital. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales. These negotiations have met with some success for certain assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, through asset sales or otherwise, on acceptable terms or at all, remains uncertain. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. Discussions regarding the upcoming maturity are currently being held with the Credit Facility lenders. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation, whereby the Company would effectively become an operating subsidiary of Multiband Corporation. Although several conditions precedent still exist, the Company is working toward closing the merger in July or August 2013, however, there can be no assurance that the merger will close. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2013 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which could have a material adverse effect on its business. As of March 31, 2013 and through the date of this filing, the Company is involved in the following material litigation:

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

As of March 31, 2013, the Company had available cash and remaining available Credit Facility, collectively, of $283,651. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its third fiscal quarter 2013 ending June 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on June 30, 2013. If the Company cannot meet its working capital requirements, this will have a material adverse effect on its business and will impair its ability to continue as a going concern. If the Company is unable to continue as a going concern and/or extend its Credit Facility, its stockholders could lose their entire investment in the Company.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2013	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: May 15, 2013	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

