Form 10-Q
period 2013-06-30
MDU COMMUNICATIONS INTERNATIONAL INC
filed 2013-08-14
CIK 1086139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2013
Common Stock, $0.001 par value per share	5,699,820 shares

1

MDU COMMUNICATIONS INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

June 30, 2013 (Unaudited) and September 30, 2012 (See Note 1)

	June 30,	September 30,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126,367	$104,124
Accounts and other receivables, net of an allowance of $2,122,524 and $1,731,441	1,749,480	1,349,223
Prepaid expenses and deposits	85,957	116,783
TOTAL CURRENT ASSETS	1,961,804	1,570,130

Telecommunications equipment inventory	354,525	567,649
Property and equipment, net of accumulated depreciation of $39,113,766 and $37,195,095	13,682,602	16,260,148
Intangible assets, net of accumulated amortization of $8,347,160 and $8,501,453	643,235	1,017,868
Deposits, net of current portion	66,786	66,887
Deferred finance costs, net of accumulated amortization of $1,842,627 and $1,591,222	—	182,227
TOTAL ASSETS	$16,708,952	$19,664,909

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$2,701,784	$2,450,501
Other accrued liabilities	611,790	795,488
Credit line borrowing, net of debt discount	27,615,824	28,571,143
Current portion of deferred revenue	1,309,723	467,004
TOTAL CURRENT LIABILITIES	32,239,121	32,284,136

Deferred revenue, net of current portion	—	33,707
TOTAL LIABILITIES	32,239,121	32,317,843

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued	—	—
Common stock, par value $0.001; 35,000,000 shares authorized, 5,717,262 and 5,690,262 shares issued and 5,699,820 and 5,672,820 shares outstanding	5,719	5,692
Additional paid-in capital	62,158,829	62,108,861
Accumulated deficit	(77,626,393)	(74,699,163)
Less: Treasury stock; 17,442 shares	(68,324)	(68,324)
TOTAL STOCKHOLDERS’ DEFICIENCY	(15,530,169)	(12,652,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$16,708,952	$19,664,909

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

Nine and Three Months Ended June 30, 2013 and 2012

(Unaudited)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
REVENUE	$17,677,852	$20,802,991	$5,645,400	$6,834,792

OPERATING EXPENSES
Direct costs	8,856,838	10,136,900	2,873,323	3,322,766
Sales expenses	812,801	1,101,715	201,424	341,417
Customer service and operating expenses	3,888,065	4,660,344	1,180,713	1,441,597
General and administrative expenses	2,856,481	3,191,920	871,496	993,532
Depreciation and amortization	3,593,159	4,895,143	1,199,035	1,670,757
Gain on sale of customers and property and equipment	(1,800,963)	(250,566)	—	(159,797)
TOTALS	18,206,381	23,735,456	6,325,991	7,610,272

OPERATING LOSS	(528,529)	(2,932,465)	(680,591)	(775,480)

Other expense
Interest expense	(2,398,701)	(2,681,294)	(785,925)	(910,916)
NET LOSS	$(2,927,230)	$(5,613,759)	$(1,466,516)	$(1,686,396)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.52)	$(1.02)	$(0.26)	$(0.31)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,678,161	5,513,857	5,688,842	5,525,516

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statement of Stockholders’ Deficiency

Nine Months Ended June 30, 2013 (Unaudited)

	Common stock		Treasury stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total

Balance, October 1, 2012	5,690,262	$5,692	(17,442)	$(68,324)	$62,108,861	$(74,699,163)	$(12,652,934)

Issuance of restricted common stock for compensation	27,000	27			32,103		32,130

Share-based compensation - employees					17,865		17,865

Net loss						(2,927,230)	(2,927,230)

Balance, June 30, 2013	5,717,262	$5,719	(17,442)	$(68,324)	$62,158,829	$(77,626,393)	$(15,530,169)

See accompanying notes to the unaudited condensed consolidated financial statements.

MDU COMMUNICATIONS INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2013 and 2012 (Unaudited)

	Nine Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES

Net loss	$(2,927,230)	$(5,613,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt provision	394,110	222,874
Depreciation and amortization	3,593,159	4,895,143
Share-based compensation expense - employees	17,865	36,260
Charge to interest expense for amortization of deferred finance costs and debt discount	284,623	290,446
Compensation expense for issuance of common stock for employee bonuses	—	10,625
Compensation expense for issuance of restricted common stock for compensation	32,130	56,225
Compensation expense accrued to be settled through the issuance of restricted common stock	—	73,652
Gain on sale of customers and property and equipment	(1,800,963)	(250,566)
Loss on write-off of property and equipment	9,093	10,261
Changes in operating assets and liabilities:
Accounts and other receivables	(794,367)	375,733
Prepaid expenses and deposits	30,927	489,006
Accounts payable	251,283	(192,313)
Other accrued liabilities	(183,698)	(618,061)
Deferred revenue	809,012	(264,632)
Net cash used in operating activities	(284,056)	(479,106)
INVESTING ACTIVITIES
Purchase of property and equipment	(989,736)	(2,005,610)
Proceeds from the sale of customers and property and equipment	2,353,750	337,775
Net cash provided by (used in) investing activities	1,364,014	(1,667,835)
FINANCING ACTIVITIES
Net proceeds from (repayment of) credit line borrowing	(988,537)	2,366,290
Deferred financing costs	(69,178)	(200,000)
Net cash provided by (used in) financing activities	(1,057,715)	2,166,290
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,243	19,349
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,124	84,747
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,367	$104,096

6

	Nine Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 2,837 shares of common stock for accrued compensation	$—	$5,400

Issuance of 26,090 shares of restricted common stock for services rendered	$—	$53,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,149,526	$2,361,184

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

Liquidity Issues:

As of June 30, 2013, the Company has access to its Credit Facility up to $28 million for borrowing and has borrowed $27,615,824. The Company has remaining availability under its Credit Facility (see Note 5) of $384,176. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. The Company received a six month extension to the Credit Facility (originally due June 30, 2013), but will be facing maturity and repayment of its Credit Facility on December 31, 2013.

In order for the Company to continue operations, it needs to raise additional capital, sell assets or merge with another entity. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. The asset sale negotiations have met with some success with proceeds supplementing cash flow and reducing the Credit Facility, but negotiations have not yet resulted in larger asset sales. On July 9, 2012, the Company executed a merger agreement with Multiband Corporation (“Multiband”), whereby the Company would effectively become an operating subsidiary of Multiband. The merger agreement and negotiations were terminated by Multiband on May 22, 2013 when Multiband entered into an agreement for itself to be acquired. The Company’s ability to close large asset sales or to consummate a merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital, close additional asset sales or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the nine and three months ended June 30, 2013 and 2012, basic and diluted loss per share were the same, as the Company had net losses for these periods and the effect of the assumed exercise of options and warrants would be anti-dilutive. For the nine and three months ended June 30, 2013 and 2012, the Company had potentially dilutive common shares attributable to options and warrants that were exercisable (or potentially exercisable) into shares of common stock as presented in the following table:

	Nine and Three Months Ended June 30,
	2013	2012
Warrants	—	75,000
Options	121,280	200,780
Potentially dilutive common shares	121,280	275,780

3.	COMMON STOCK, STOCK OPTION AND WARRANT ACTIVITY

Share-Based Compensation:

The cost of share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on the portion of their grant date fair values expected to vest over the period during which the employees are required to provide services in exchange for the equity instruments. The Company has selected the Black-Scholes method of valuation for share-based compensation. The Company recognized share-based compensation expense for employees of $17,865 and $36,260 for the nine months ended June 30, 2013 and 2012, respectively, and $3,843 and $9,543 for the three months ended June 30, 2013 and 2012, respectively.

Stock Option Plan:

The Company’s 2001 Stock Option Plan was approved by the stockholders in 2001 and 560,000 shares of common stock were reserved. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The option awards vest quarterly over three years and have a five-year contractual life. Per the terms of the 2001 Stock Option Plan, as of March 20, 2011, the plan expired and no further grants can be made. The following table summarizes information about all of the Company’s stock options outstanding and exercisable as of and for the nine months ended June 30, 2013:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	170,780	$3.05
Granted	—	—
Expired / Forfeited (1)	(49,500)	$4.33
Exercised	—	—
Outstanding at June 30, 2013	121,280	$2.53	1.1	$—
Exercisable at June 30, 2013	117,454	$2.81	0.9	$—

____________

(1)	During the quarter ended December 31, 2012, 40,500 options expired with an exercise price of $4.50 and a fair value of $1.10 per share. The entire 40,500 options were vested and the entire fair value of $44,550 in noncash expense had been recognized in general and administrative expense since their issuance. During the quarter ended March 31, 2013, 9,000 options were forfeited with 500 having an exercise price of $2.00 and a fair value of $0.50 per share, and 5,800 having an exercise price of $4.00 and a fair value of $1.30 per share. The entire 500 and 5,800 options were vested and the entire fair value of $250 and $7,540 in fair value noncash expense recognized, respectively, in general and administrative expense since their issuance. The remaining 2,700 options (out of the 9,000) were forfeited having an exercise price of $2.94 and a fair value of $2.79. Of the 2,700 options, 1,801 were vested and a fair value of $5,024 noncash expense recognized in general and administrative expense since their issuance. Due to the expiration of the 2001 Stock Option Plan, the expired options are no longer available to the Company for reissuance.

An additional noncash charge of approximately $10,500 is expected to vest and be recognized subsequent to June 30, 2013 over a weighted average period of 8 months for granted options. The charge will be amortized to general and administrative expenses as the options vest in subsequent periods.

Employee Stock Purchase Plan:

In 2009, the stockholders approved the 2009 Employee Stock Purchase Plan (“2009 ESPP”) with a reservation of 150,000 shares of common stock. The purchase price per share under the 2009 ESPP is equal to 85% of the fair market value of a share of Company common stock at the beginning of the purchase period (quarter) or on the last day in a purchase period, whichever is lower. The 2009 ESPP shall terminate on April 23, 2016, or upon the maximum number of shares being issued, or sooner per the discretion of the Board of Directors. As of June 30, 2013, only 2,152 shares remain available for issuance under the 2009 ESPP. No shares were issued during the nine months ended June 30, 2013.

Warrants:

During the nine months ended June 30, 2013, no warrants were granted or exercised, and 75,000 warrants expired. As of June 30, 2013, no warrants remained outstanding.

Restricted Stock:

During the three months ended June 30, 2013, the four independent members of the Board of Directors were each granted shares of restricted common stock as part of their approved compensation for Board terms beginning in 2012 and ending in 2013. Two independent members of the Board of Directors were each granted 9,000 shares of restricted common stock and two independent members of the Board of Directors were each granted 4,500 shares of restricted common stock. As a result, 27,000 shares of restricted common stock were issued during the quarter ended June 30, 2013 with a fair value of $32,130 based on the quoted market price at the grant date. The Company recognized expense of $32,130 during the three months ended June 30, 2013. No other shares of restricted common stock were issued during the nine months ended June 30, 2013.

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

During the three month period April 1, 2012 through June 30, 2012, in an effort to conserve cash and improve EBITDA for financial covenants, the Board approved a voluntary employee salary forfeiture and incentive plan with the reduction and incentive to be compensated in Company restricted common stock at a price of $1.00 per share, with amounts being settled through the issuance of 147,304 shares of restricted common stock.

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

The Company is currently involved in a New Jersey sales tax audit. The audit has not yet concluded; however, the Company has accrued what it reasonably believes to be an appropriate amount of $75,000 for the periods 2008 to 2011.

From time to time, the Company may be subject to legal proceedings, which may have a material adverse effect on its business. As of June 30, 2013 and through the date of this filing, the Company is involved in the following potentially material litigation:

Holub v. MDU Communications International, Inc. et al., is a stockholder derivative lawsuit filed in the Superior Court of New Jersey on or about July 19, 2012 over the announced merger with Multiband, alleging, among other things, that the defendants breached their fiduciary duties as board members in connection with the business terms and approval process of the announced merger agreement with Multiband. The Company believes that this action no longer has standing due to the termination of the Multiband merger and is requesting plaintiff’s counsel to dismiss the action.

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over an outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position. This action is still in the early stages.

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

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP (collectively, the “Lenders”) for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with these same Lenders for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, had a five-year term which ended June 30, 2013 under which the Company paid interest on actual principal drawn during the full term of the agreement.

On June 30, 2013, the Company entered into an Amendment to the Amended Loan and Security Agreement whereby the Lenders provided the Company with a six month extension to the Credit Facility, through December 31, 2013, with the potential for further extension, up through and including March 31, 2014, at the discretion of the Lenders. Other material terms of the extension include, (i) an increase in the definition of prime rate from 7.75% to 8.75%, which shall increase to 10.25% on October 31, 2013, (ii) the reduction of the maximum borrowing base from $30 million to $28 million, subject to further reduction described below, (iii) the reduction from 65,000 subscribers to 62,500 subscribers as a condition for the Company to maintain borrowings above $25 million, (iv) approval by Lenders of a rolling 13-week cash flow provided weekly by the Company, and (v) the payment of an extension fee of $100,000 payable in four equal monthly payments beginning July 1, 2013.

Beginning June 30, 2013, the borrowing base (maximum that the Company can borrow under the Credit Facility) is to be determined as an amount equal to (x) the lesser of 55% of the discounted cash flow, as defined by the Agreement, of the Company and $28 million, minus (y) the sum of such reasonable reserves that Lenders may establish from time to time in its discretion, plus the amount available to be drawn under, plus the amount of any unreimbursed draws with respect to, any letters of credit or acceptances which have been issued, created or guaranteed by Lenders for Company’s account. As of June 30, 2013, the borrowing base was $28 million.

The Company repaid $988,537 on its Credit Facility during the nine months ended June 30, 2013, with total borrowing at $27,615,824, which is reflected in the accompanying consolidated balance sheet as of June 30, 2013. The debt discount had been fully amortized as of June 30, 2013. As of June 30, 2013, $384,176 remains available for borrowing under the Credit Facility.

Through June 30, 2013, the Company is subject to annual costs when it continues to access the Credit Facility. In the nine months ended June 30, 2013, the Company incurred an additional $69,178 of deferred finance cost that was amortized to interest expense using the straight-line method over the period ended June 30, 2013, the original maturity date. As a result of deferred finance costs previously incurred under the Credit Facility in prior periods, the Company amortized to interest expense $284,623 and $93,733 for the nine and three months ended June 30, 2013.

On or about June 27, 2013, the Company informed the Lenders that in June 2013 (i) its outstanding borrowings under the Credit Facility exceeded the borrowing base, and (ii) it no longer met the condition of having a subscriber base of 65,000 subscribers to maintain borrowings in excess of $25 million. These events are events of defaults under the Credit Facility entitling the Lenders to declare immediately due and owing the entire principal amount outstanding under the Credit Facility. As set forth in the Amendment to the Amended Loan and Security Agreement, the Lenders have acknowledged and waived these specific defaults.

The Credit Facility continues to be secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property and equipment. The Credit Facility contains covenants limiting the Company’s ability to, without the prior written consent of the Lenders, among other things:

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

The Company had pre-tax losses but did not incur a provision or record any benefits for Federal or other income taxes for the three and nine months ended June 30, 2013 and 2012 because (i) it has incurred losses in each period since its inception, and (ii) although such losses, among other things, have generated future potential income tax benefits, there is significant uncertainty as to whether the Company will be able to generate income in the future to enable it to realize any of those benefits and, accordingly, it has recorded a full valuation reserve against those potential benefits.

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

The fair value of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable and other accrued liabilities as of June 30, 2013 are estimated to approximate their carrying values due to the relative liquidity of these instruments. The Credit Facility carrying value as of June 30, 2013 approximates fair value based on other rates and terms available for comparable companies in the marketplace for similar debt and risk.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to provide an understanding of the Company’s financial results and condition by focusing on changes in certain key measures from year to year. Management’s Discussion and Analysis is organized in the following sections:

•	Forward-Looking Statements

•	Overview

•	Summary of Results and Recent Events

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Pronouncements

•	Results of Operations – Nine and Three Months Ended June 30, 2013 Compared to Nine and Three Months Ended June 30, 2012

•	Liquidity and Capital Resources - Nine Months Ended June 30, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. In some cases, you can identify forward-looking statements by our use of words such as “may,” “will,” “should,” “could,” “expect,” ”plan,” “intend,” “anticipate,” “believe,” “estimate,” “potential” or “continue,” or the negative, or other variations of these words, or other comparable words or phrases. Factors that could cause or contribute to such differences include, but are not limited to - the fact that we are dependent on our program providers for satellite signals and programming; changes in our suppliers’ or competitors’ pricing policies; the risks that competition, technological change or evolving customer preferences could adversely affect the sale of our products; the ability to meet liquidity needs, raise additional capital, and continue as a going concern: unexpected changes in regulatory requirements; the ability to maintain financial covenants and repay the Credit Facility; and, other factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission, including, but not limited to our Annual Report on Form 10-K filed on December 21, 2012 for the year ended September 30, 2012.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, continuation as a going concern, levels of activity, performance or achievements or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of our forward-looking statements after the date of this report. You should not place undue reliance on forward-looking statements.

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

SUMMARY OF RESULTS AND RECENT EVENTS

Total revenue for the three months ended June 30, 2013 decreased when compared to the same period in fiscal 2012 from $6,834,792 to $5,645,400, due primarily to the sale of subscribers and related property and equipment to Access Media 3, Inc. (“AM3”) and others. EBITDA (as adjusted, see Non-GAAP Financial Measure, below) decreased for the quarter ended June 30, 2013 to $651,429, compared to EBITDA (as adjusted, see Non-GAAP Financial Measure, below) for the quarter ended June 30, 2012 of $987,652. The EBITDA disparity is partially due to a $159,797 gain on sale of subscribers realized in the quarter ended June 30, 2012, compared to $0 during the quarter ended June 30, 2013.

All of the Company’s operating costs decreased for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012, due mainly to cost reductions and from servicing a smaller subscriber base. Direct costs decreased by 14%, sales expense decreased by 41%, general and administrative expense decreased by 12%, and customer service and operating expense decreased by 18%. Depreciation and amortization expense also decreased by 28% between the periods.

The Company reports 64,245 subscribers to its services as of June 30, 2013. The reduction compared to June 30, 2012 was due to the (i) the sale and subsequent transition of forty-four properties to AM3, three properties to divisions of Charter Communications and two properties to Summit Broadband, and (ii) the non-renewal of certain private cable bulk properties and certain choice properties that the Company chose not to upgrade to digital services for economic reasons. Due to capital constraints, the Company is currently only deploying services to new properties where the property owners are willing to pay for systems and installation services. The Company’s breakdown of total subscribers by type is outlined below:

Service Type	Subscribers as of June 30, 2012	Subscribers as of Sept. 30, 2012	Subscribers as of Dec. 31, 2012	Subscribers as of Mar. 31, 2013	Subscribers as of June 30, 2013
Bulk DTH	21,361	21,098	20,873	20,451	20,244
Bulk BCA	8,681	8,441	8,065	8,065	8,065
DTH Choice/Exclusive	19,427	18,459	16,948	16,436	16,085
Bulk Private Cable	12,178	10,719	9,845	8,825	8,518
Private Cable Choice/ Exclusive	1,995	1,787	1,825	1,710	1,390
Bulk ISP	5,361	5,361	5,421	5,509	5,848
ISP Choice/Exclusive	4,565	4,441	4,376	4,461	4,079
Voice	22	22	14	17	16
Total Subscribers	73,590	70,328	67,367	65,474	64,245

The Company’s average revenue per unit (“ARPU”) for the period ending June 30, 2013 was $29.41, a 3% decrease from the year ended September 30, 2012 of $30.36. ARPU is calculated by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. The average subscribers for the period is calculated by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one. The decrease is due primarily to higher installation revenue and Connected Properties revenue in the APRU for the year ended September 30, 2012. The Company continues to believe that its recurring revenue and ARPU will be positively impacted by an increasing DIRECTV ARPU (the average revenue generated by a DIRECTV subscriber was up 4.6% quarter over quarter for DIRECTV’s fiscal quarter ended June 30, 2013 to $98.73 (as disclosed in DIRECTV’s public filings)).

The Company continues to struggle with liquidity and to maintain Credit Facility financial covenants. The Company is focused only on maintaining operations and not on growth, unless a new property has a minimal subscriber acquisition cost. Without growth, the Credit Facility’s monthly borrowing base declines as the remaining term on access agreements decline, which decreases the Company’s monthly ability to borrow, putting further pressure on liquidity. For the past twelve months, it was the Company’s main goal to maintain operations through the closing and transition of the July 9, 2012 merger agreement with Multiband Corporation (“Multiband”), whereby the Company would effectively become an operating subsidiary of Multiband. The merger agreement was unilaterally terminated by Multiband on May 22, 2013 when Multiband entered into an agreement for itself to be acquired. Since that time, the Company has taken actions necessary to maintain/protect its assets and comply with the financial covenants of the Credit Facility while it explores other alternatives. The Company makes no representations that it will be able to continue to maintain the Credit Facility covenants, and if not, the Lenders may put the Company in default and may seize all of the operating assets of the Company.

To partially pay down the Credit Facility and derive some liquidity during the past twelve months, on September 7, 2012, the Company entered into an agreement with AM3 to sell nineteen properties at a price of $625 per subscriber. A second closing under the September 7, 2012 agreement occurred on November 1, 2012 for twelve additional properties at a price of $625 per subscriber and a third closing under the September 7, 2012 agreement occurred on December 11, 2012 for an additional thirteen properties at a price of $625 per subscriber.

To assist the Company in assessing its future strategic plans, the Company previously retained the investment advisory firm of Berkery, Noyes & Co. (“BN”). BN represented the Company in the merger talks with Multiband, in the prior asset sales with AM3 and continues to advise the Company in financing, merger and divestiture related discussions. There are currently discussions with several interested parties for asset sales and/or acquisition of the Company; however, the Company makes no representation that any of these discussions will result in a closed transaction.

On or about June 27, 2013, the Company informed its secured Credit Facility Lenders that in June 2013 (i) its outstanding borrowings under the Credit Facility exceeded the borrowing base, and (ii) it no longer met the condition of having a subscriber base of 65,000 subscribers to maintain borrowings in excess of $25 million. These were events of defaults under the Credit Facility entitling the Lenders to declare immediately due and owing the entire principal amount outstanding under the Credit Facility. The Lenders acknowledged and waived these specific defaults and on June 30, 2013 the Company entered into an Amendment to the Amended Loan and Security Agreement whereby the Lenders provided the Company with a six month extension to the $30 million Credit Facility (now reduced to $28 million) through December 31, 2013, with the potential for further extension, up through and including March 31, 2014, at the discretion of Lenders.

The Company does not expect its revenues, available cash and remaining availability under its Credit Facility to be sufficient to cover estimated liquidity needs for the next twelve months. Without additional funding sources, significant asset sales, or a merger, the Company forecasts that its capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. To conserve capital, the Company has been actively pursuing a number of initiatives intended to reduce costs, including layoffs, reductions in benefits, limitation on travel, scaled-back marketing efforts, employee salary reductions, departmental reorganization, and executive salary reductions. Although these measures assist in conserving cash, the Company’s ability to continue to operate is dependent on Management’s ability to raise additional capital, sell a significant number of assets, or enter into a merger. There can be no assurance that the Company will be successful in these efforts.

Use of Non-GAAP Financial Measures

The Company uses the performance gauge of EBITDA (as adjusted by the Company) to evidence earnings exclusive of mainly noncash events, as is common in the technology, and particularly the cable and telecommunications, industries. EBITDA (as adjusted) is an important gauge because the Company, as well as investors who follow this industry frequently, use it as a measure of financial performance. The most comparable GAAP reference is simply the removal from the Company’s net income (or loss) of interest, depreciation, amortization and noncash charges related to its shares, warrants and stock options. The Company adjusts EBITDA by then adding back any provision for bad debts and inventory reserves. EBITDA (as adjusted) is not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities, or any other measure for determining operating performance or liquidity, as determined under accounting principles generally accepted in the United States of America. EBITDA (as adjusted) also does not necessarily indicate whether cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in the industry or the economy generally. For the nine months ended June 30, 2013 and 2012, the Company reported EBITDA (as adjusted) of $3,508,735 and $2,362,314, respectively. For the three months ended June 30, 2013 and 2012, the Company reported EBITDA (as adjusted) of $651,429 and $987,652, respectively. The following table reconciles the comparative EBITDA (as adjusted) of the Company to its consolidated net loss as reported under accounting principles generally accepted in the United States of America:

	For Nine Months Ended June 30,		For Three Months Ended June 30,
	2013	2012	2013	2012
EBITDA	$3,508,735	$2,362,314	$651,429	$987,652
Interest expense	(2,114,078)	(2,390,848)	(692,192)	(814,101)
Deferred finance costs and debt discount amortization (interest expense)	(284,623)	(290,446)	(93,733)	(96,815)
Provision for doubtful accounts	(394,110)	(222,874)	(97,012)	—
Depreciation and amortization	(3,593,159)	(4,895,143)	(1,199,035)	(1,670,757)
Share-based compensation expense - employees	(17,865)	(36,260)	(3,843)	(9,543)
Compensation expense for issuance of common stock for employee bonuses	—	(10,625)	—	—
Compensation expense accrued to be settled through the issuance of common stock	—	(73,652)	—	(73,652)
Compensation expense through the issuance of restricted common stock	(32,130)	(56,225)	(32,130)	(9,180)
Net loss	$(2,927,230)	$(5,613,759)	$(1,466,516)	$(1,686,396)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Significant estimates are used for, but not limited to, revenue recognition with respect to a new subscriber activation subsidy, allowance for doubtful accounts, useful lives of property and equipment, fair value of equity instruments and valuation of deferred tax assets and long-lived assets. On an on-going basis, the Company evaluates its estimates. Estimates are based on historical experience and on other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from these estimates under different assumptions or conditions. During the three months ended June 30, 2013, there were no material changes to accounting estimates or judgments.

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

NINE MONTHS ENDED JUNE 30, 2013 COMPARED TO NINE MONTHS ENDED JUNE 30, 2012

The following table sets forth for the nine months ended June 30, 2013 and 2012 the percentages which selected items in the condensed consolidated statement of operations bear to total revenue and dollar and percentage changes between the periods:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012		Change $	Change %
REVENUE	$17,677,852	100%	$20,802,991	100%	$(3,125,139)	-15%
Direct costs	8,856,838	50%	10,136,900	49%	(1,280,062)	-13%
Sales expenses	812,801	5%	1,101,715	5%	(288,914)	-26%
Customer service and operating expenses	3,888,065	22%	4,660,344	22%	(772,279)	-17%
General and administrative expenses	2,856,481	16%	3,191,920	15%	(335,439)	-11%
Depreciation and amortization	3,593,159	20%	4,895,143	24%	(1,301,984)	-27%
Gain on sale of customers and property and equipment	(1,800,963)	-10%	(250,566)	-1%	(1,550,397)	619%
OPERATING LOSS	(528,529)	-3%	(2,932,465)	-14%	2,403,936	-82%
Interest expense	(2,398,701)	-14%	(2,681,294)	-13%	282,593	-11%
NET LOSS	$(2,927,230)	-17%	$(5,613,759)	-27%	$2,686,529	-48%

Revenue. Revenue for the nine months ended June 30, 2013 decreased 15% to $17,677,852, compared to revenue of $20,802,991 for the nine months ended June 30, 2012. This decrease in recurring revenue is mainly attributable to the sale of subscribers and related property and equipment to AM3 and others between the periods. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
Private cable programming revenue	$1,807,145	10%	$2,420,980	11%
DTH programming revenue and subsidy	12,762,239	72%	14,470,373	70%
Internet access fees	2,176,353	13%	2,309,331	11%
Installation fees, wiring and other revenue	932,115	5%	1,602,307	8%
Total revenue	$17,677,852	100%	$20,802,991	100%

The decrease in revenue across all categories is due mainly to the sale of subscribers and related property and equipment to AM3 and others between the periods, and the fact that the Company is in a growth holding pattern due to existing liquidity. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain constant or slightly decrease during the remainder of fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring Internet broadband circuits and costs relating directly to installation services. Direct costs decreased to $8,856,838 for the nine months ended June 30, 2013, as compared to $10,136,900 for the nine months ended June 30, 2012. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the sale of subscribers to AM3, direct costs declined. Direct costs are expected to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses were $812,801 for the nine months ended June 30, 2013, compared to $1,101,715 for the nine months ended June 30, 2012. During the remainder of fiscal 2013, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $3,888,065 and $4,660,344 for the nine months ended June 30, 2013 and 2012, respectively. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2013 as the Company has no immediate plans for growth, but may decrease as the Company attempts to decrease costs or sells additional subscribers. A breakdown of customer service and operating expenses is as follows:

	Nine Months Ended June 30, 2013		Nine Months Ended June 30, 2012
Call center expenses	$1,542,141	40%	$1,920,789	41%
General operation expenses	716,840	18%	807,189	17%
Property system maintenance expenses	1,629,084	42%	1,932,366	42%
Total customer service and operation expense	$3,888,065	100%	$4,660,344	100%

The full transition of subscribers to AM3 and others resulted in call center, general operations and property maintenance expenses decreasing, compared to the same period in the previous year. Additionally, the Company wrote-off obsolete fixed assets during the nine months ended June 30, 2013 and 2012 in the amounts of $9,093 and $10,261, respectively, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses decreased for the nine months ended June 30, 2013 to $2,856,481, compared to $3,191,920 for the nine months ended June 30, 2012. Of the general and administrative expenses for the nine months ended June 30, 2013 and 2012, the Company had total noncash charges included of $444,105 and $374,600, respectively. Excluding the $444,105 and $374,600 in noncash charges from the nine months ended June 30, 2013 and 2012, respectively, general and administrative expenses were $2,412,376 compared to $2,817,320, respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2013, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the nine months ended June 30, 2013 and 2012, amortized over the requisite vesting period, of $17,865 and $36,260, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next eight months is approximately $10,500.

Other Noncash Charges. Depreciation and amortization expenses decreased from $4,895,143 during the nine months ended June 30, 2012 to $3,593,159 during the nine months ended June 30, 2013. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated.

Interest expense for the nine months ended June 30, 2013 included noncash charges of $284,623 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $4,321,887, the Company reported a net loss of $2,927,230 for the nine months ended June 30, 2013, compared to noncash charges of $5,585,225 and a reported net loss of $5,613,759 for the nine months ended June 30, 2012.

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The following table sets forth for the three months ended June 30, 2013 and 2012 the percentages which selected items in the condensed consolidated statements of operations bear to total revenue and dollar and percentage changes between the periods:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012		Change $	Change %
REVENUE	$5,645,400	100%	$6,834,792	100%	$(1,189,392)	-17%
Direct costs	2,873,323	51%	3,322,766	49%	(449,443)	-14%
Sales expenses	201,424	4%	341,417	5%	(139,993)	-41%
Customer service and operating expenses	1,180,713	21%	1,441,597	21%	(260,884)	-18%
General and administrative expenses	871,496	15%	993,532	15%	(122,036)	-12%
Depreciation and amortization	1,199,035	21%	1,670,757	24%	(471,722)	-28%
Gain on sale of customers and property and equipment	—	—	(159,797)	-2%	159,797	-100%
OPERATING LOSS	(680,591)	-12%	(775,480)	-12%	94,889	-12%
Interest expense	(785,925)	-14%	(910,916)	-13%	124,991	-14%
NET LOSS	$(1,466,516)	-26%	$(1,686,396)	-25%	$219,880	-13%

Revenue. Revenue for the three months ended June 30, 2013 was $5,645,400, compared to revenue of $6,834,792 for the three months ended June 30, 2012. This decrease in recurring revenue is mainly attributable to the sale of subscribers and related property and equipment to AM3 and others between the periods. The Company expects total revenue to remain constant or slightly decrease during the remainder of fiscal 2013 as the Company remains in a growth holding pattern. Revenue has been derived, as a percent, from the following sources:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Private cable programming revenue	$440,926	8%	$789,826	12%
DTH programming revenue and subsidy	4,194,683	74%	4,829,144	71%
Internet access fees	718,353	13%	760,527	11%
Installation fees, wiring and other revenue	291,438	5%	455,295	6%
Total revenue	$5,645,400	100%	$6,834,792	100%

The decrease in revenue across all categories is due mainly to the sale of subscribers and related property and equipment to AM3 and others between the periods, and the fact that the Company is in a growth holding pattern due to existing liquidity. Because the Company has no immediate plans for growth, revenue from these sources is expected to remain constant or slightly decrease during the remainder of fiscal 2013.

Direct Costs. Direct costs are comprised of programming costs, monthly recurring broadband circuits and costs relating directly to installation services. Direct costs decreased to $2,873,323 for the three months ended June 30, 2013, compared to $3,322,766 for the three months ended June 30, 2012. Direct costs are linked to the type of subscribers the Company adds. Choice and exclusive DTH DIRECTV subscribers have no associated programming cost and therefore little to no direct cost, while DTH DISH subscribers, private cable and broadband subscribers have associated programming and circuit costs and therefore a higher direct cost. As a result of the sale of subscribers to AM3, direct costs declined. Direct costs are expected to remain constant or decrease slightly during the remainder of fiscal 2013 as the Company maintains current operations only or continues to sell certain properties and subscribers.

Sales Expenses. Sales expenses decreased to $201,424 for the three months ended June 30, 2013, compared to $341,417 for the three months ended June 30, 2012. During the remainder of fiscal 2013, the Company expects these expenses to remain fairly constant or decrease slightly as sales and marketing efforts are scaled back and remain strictly focused.

Customer Service and Operating Expenses. Customer service and operating expenses are comprised of expenses related to the Company’s call center, technical support, project management and general operations. Customer service and operating expenses were $1,180,713 and $1,441,597 for the three months ended June 30, 2013 and 2012, respectively. Customer service and operating expenses are generally expected to remain constant during the remainder of fiscal 2013 as the Company has no immediate plans for growth, but may decrease as the Company attempts to decrease costs or sell additional subscribers. A breakdown of customer service and operating expenses is as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Call center expenses	$408,718	35%	$623,486	43%
General operation expenses	222,332	19%	231,404	16%
Property system maintenance expenses	549,663	46%	586,707	41%
Total customer service and operation expense	$1,180,713	100%	$1,441,597	100%

The full transition of subscribers to AM3 and others resulted in call center, general operations and property maintenance expenses decreasing, compared to the same period in the previous year. Additionally, the Company wrote-off obsolete fixed assets during the three months ended June 30, 2012 in the amount of $2,539, which is reported in customer service and operating expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 and 2012 decreased to $871,496 from $993,532, respectively. Of the general and administrative expenses for the three months ended June 30, 2013 and 2012, the Company had total noncash charges included of $132,985 and $77,964, respectively. Excluding the $132,985 and $77,964 in noncash charges from the three months ended June 30, 2013 and 2012, respectively, general and administrative expenses were $738,511 and $915,568, respectively. General and administrative expenses are fairly fixed and should remain constant throughout the remainder of fiscal 2013, but may increase with any expenses related to an asset sale or merger.

The Company recognized noncash share-based compensation expense for employees based upon the fair value at the grant dates for awards to employees for the three months ended June 30, 2013 and 2012, amortized over the requisite vesting period, of $3,843 and $9,543, respectively. The total share-based compensation expense not yet recognized and expected to vest over the next 8 months is approximately $10,500.

Other Noncash Charges. Depreciation and amortization expenses decreased from $1,670,757 for the three months ended June 30, 2012, to $1,199,035 for the three months ended June 30, 2013. The decrease is indicative of large capital expenditures in prior periods becoming fully depreciated.

Interest expense for the three months ended June 30, 2013 included noncash charges of $93,733 for the amortization of deferred finance costs and debt discount.

Net Loss. Primarily as a result of the above, and total noncash charges of $1,425,753, the Company reported a net loss of $1,466,516 for the three months ended June 30, 2013, compared to noncash charges of $1,859,947 and a reported net loss of $1,686,396 for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2013 and 2012, the Company recorded net losses of $2,927,230 and $5,613,759, respectively. Company operations used net cash of $284,056 and $479,106 during the nine months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the Company had a working capital deficit of $30,277,317 and an accumulated deficit of $77,626,393.

On September 11, 2006, the Company entered into a Loan and Security Agreement with FCC, LLC, d/b/a First Capital, and Full Circle Funding, LP (collectively, the “Lenders”) for a senior secured $20 million credit facility (“Credit Facility”) to fund the Company’s subscriber growth. On June 30, 2008, the Company entered into an Amended and Restated Loan and Security Agreement with the Lenders for a senior secured $10 million increase to its original $20 million Credit Facility. The Credit Facility, up to $30 million, had a five-year term which ended June 30, 2013 under which the Company paid interest on actual principal drawn during the full term of the agreement.

On June 30, 2013, the Company entered into an Amendment to the Amended Loan and Security Agreement whereby the Lenders provided the Company with a six month extension to the Credit Facility, through December 31, 2013, with the potential for further extension, up through and including March 31, 2014, at the discretion of the Lenders. Other material terms of the extension include, (i) an increase in the definition of prime rate from 7.75% to 8.75%, which shall increase to 10.25% on October 31, 2013, (ii) the reduction of the maximum borrowing base from $30 million to $28 million, subject to further reduction described below, (iii) the reduction from 65,000 subscribers to 62,500 subscribers as a condition for the Company to maintain borrowings above $25 million, (iv) approval by Lenders of a rolling 13-week cash flow provided weekly by the Company, and (v) the payment of an extension fee of $100,000 payable in four equal monthly payments beginning July 1, 2013.

Beginning June 30, 2013, the borrowing base (maximum that the Company can borrow under the Credit Facility) is to be determined as an amount equal to (x) the lesser of 55% of the discounted cash flow, as defined by the Agreement, of the Company and $28 million, minus (y) the sum of such reasonable reserves that Lenders may establish from time to time in its discretion, plus the amount available to be drawn under, plus the amount of any unreimbursed draws with respect to, any letters of credit or acceptances which have been issued, created or guaranteed by Lenders for Company’s account. As of June 30, 2013, the borrowing base was $28 million.

The Company repaid $988,537 on its Credit Facility during the nine months ended June 30, 2013, with total borrowing at $27,615,824, which is reflected in the accompanying consolidated balance sheet as of June 30, 2013. The debt discount had been fully amortized as of June 30, 2013. As of June 30, 2013, $384,176 remains available for borrowing under the Credit Facility.

The Credit Facility continues to be secured by the Company’s cash and temporary investments, accounts receivable, inventory, access agreements and certain property and equipment. The Credit Facility contains covenants limiting the Company’s ability to, without the prior written consent of the Lenders, among other things:

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

The Company did not incur or record a provision for income taxes for the nine months ended June 30, 2013 and 2012 due to the net loss. The net operating loss carry forward expires on various dates through 2032; therefore, the Company should not incur cash needs for income taxes for the foreseeable future.

As of June 30, 2013, the Company had available cash and remaining availability under its Credit Facility, collectively, of $510,543. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on December 31, 2013.

In order for the Company to continue operations, it needs to raise additional capital or merge with another entity. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, namely asset sales and/or a merger. Asset sale negotiations have met with some success for certain assets, but have not yet resulted in larger asset sales. The Company’s ability to close asset sales or to consummate a merger remains uncertain. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

NINE MONTHS ENDED JUNE 30, 2013 AND 2012

During the nine months ended June 30, 2013 and 2012, the Company recorded net losses of $2,927,230 and $5,613,759, respectively. At June 30, 2013, the Company had a working capital deficit of $30,277,317 and an accumulated deficit of $77,626,393.

Cash Balance. At June 30, 2013, the Company had cash and cash equivalents of $126,367, compared to $104,124 at September 30, 2012. The Company maintains little cash, as revenues are deposited against the balance of the Credit Facility to reduce interest cost. During the nine months ended June 30, 2013, the Company decreased the amount borrowed against the Credit Facility by $988,537. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on December 31, 2013.

Operating Activities. Company operations used net cash of $284,056 and $479,106 during the nine months ended June 30, 2013 and 2012, respectively. Net cash used in operating activities included an increase of $67,585 and decrease of $810,374 in accounts payable and other accrued liabilities during the nine months ended June 30, 2013 and 2012, respectively. Additionally, during the nine months ended June 30, 2013 and 2012, there was an increase of $794,367 and decrease of $375,733 in accounts and other receivables, respectively, and prepaid expenses decreased $30,927 and $489,006, respectively. During the nine months ended June 30, 2013 and 2012, deferred revenue increased by $809,012 and decreased by $264,632, respectively, due mainly to advance billing implemented in fiscal 2013.

Net loss for the nine months ended June 30, 2013 and 2012 was $2,927,230 and $5,613,759, respectively, inclusive of net noncash charges associated primarily with depreciation and amortization, stock options and warrants, and bad debt of $4,321,887 and $5,585,225, respectively.

Investing Activities. During the nine months ended June 30, 2013 and 2012, the Company purchased $989,736 and $2,005,610, respectively, of equipment relating to subscriber additions and HD upgrades for the periods and for future periods. During the nine months ended June 30, 2013, the Company received $2,353,750 in proceeds from the sale of subscribers and related property and equipment to AM3. During the nine months ended June 30, 2012, the Company received $145,811 in proceeds for the sale of subscribers and related property and equipment to DIRECTV as part of the Connected Properties program, and $191,964 in proceeds for the sale of subscribers and related property and equipment to Charter Communications Entertainment II, LLC.

Financing Activities. During the nine months ended June 30, 2013 and 2012, the Company incurred $69,178 and $200,000 in deferred financing costs, respectively, and decreased by $988,537 and increased by $2,366,290, respectively, the amount borrowed through the Credit Facility.

Working Capital. As of June 30, 2013, the Company had negative working capital of $30,277,317, compared to negative working capital of $30,714,006 as of September 30, 2012. To minimize the draw on the Credit Facility and the liability, the Company expects to have negative working capital in fiscal 2013. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on December 31, 2013.

Capital Commitments and Contingencies. The Company has access agreements with the owners of multiple dwelling unit properties to supply digital satellite programming and Internet systems and services to the residents of those properties, however, the Company has no obligation to build out those properties and no penalties will accrue if it elects not to do so.

Future Capital Requirements. For the Company to continue operations, it will be required to raise additional capital, sell assets or merge. The Company has been actively pursuing various initiatives aimed at resolving its need for additional capital, specifically asset sales and/or a merger. These negotiations have met with some success for certain assets, but have not resulted in larger asset sales. The Company’s ability to raise sufficient additional capital, or close a significant asset sale or a merger, on acceptable terms or at all, remains uncertain. Additionally, the Company will be facing maturity and repayment of its Credit Facility on December 31, 2013. Discussions are being held with parties interested in assets sales or merger; however, there can be no assurance that any transaction will close. Unless the Company is able, in the near-term, to raise additional capital or enter into a merger, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2013 (the end of the period covered by this Report), we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, and our Vice President of Finance and Administration, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, the Company may be subject to legal proceedings, which may have a material adverse effect on its business. As of June 30, 2013 and through the date of this filing, the Company is involved in the following potentially material litigation:

Holub v. MDU Communications International, Inc. et al., is a stockholder derivative lawsuit filed in the Superior Court of New Jersey on or about July 19, 2012 over the announced merger with Multiband Corporation, alleging, among other things, that the defendants breached their fiduciary duties as board members in connection with the business terms and approval process of the announced merger agreement with Multiband Corporation. The Company believes that this action no longer has standing due to the termination of the Multiband merger and is requesting plaintiff’s counsel to dismiss the action.

Advanced Communications v. MDU Communication (USA) Inc. is a writ of summons vendor lawsuit filed in Montgomery County, Pennsylvania on or about July 26, 2012 over an outstanding payable of approximately $400,000 for work allegedly completed. Results from this proceeding may include a potential award of monetary damages and significant attorneys’ fees, which could result in higher than anticipated expenses and otherwise harm our business. No assurance can be given that any adverse outcome would not be material to our consolidated financial position. This action is still in the early stages.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate individual claim liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity, however, an unfavorable outcome in a majority of these legal proceedings could have a collective material negative impact on the Company’s financial position, results of operations and liquidity.

Item 1A. RISK FACTORS

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations, including (i) the risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed on December 21, 2012, and (ii) the supplemental risk factors set forth below:

The Company will require additional capital in the near term to meet liquidity needs to continue as a going concern; such additional capital may not be available on acceptable terms or at all.

As of June 30, 2013, the Company had available cash and remaining available Credit Facility, collectively, of $510,543. Based on current projections, the Company does not expect its available cash, estimated revenues and remaining Credit Facility to be sufficient to cover liquidity needs for the next twelve months. Without additional funding sources, proceeds from asset sales, or a merger, the Company forecasts that its available capital will be depleted sometime during its fourth fiscal quarter ending September 30, 2013. Additionally, the Company will be facing maturity and repayment of its Credit Facility on December 31, 2013. If the Company cannot meet its working capital requirements, this will have a material adverse effect on its business (including property programming and broadband circuits being shut off) and will substantially impair its ability to continue as a going concern. If the Company is unable to continue as a going concern, its stockholders could lose their entire investment in the Company.

The Company may default on its Credit Facility and the Lenders could seize the assets of the Company.

On or about June 27, 2013, the Company informed the Lenders that in June 2013 (i) its outstanding borrowings under the Credit Facility exceeded the borrowing base, and (ii) it no longer met the condition of having a subscriber base of 65,000 subscribers to maintain borrowings in excess of $25 million. These were events of defaults under the Credit Facility entitling the Lenders to declare immediately due and owing the entire principal amount outstanding under the Credit Facility. Although these specific defaults were waived, due to the financial condition of the Company, there is no guarantee that the Company will not experience a default on certain other of the financial covenants set forth in the Credit Facility. Such a default may allow the Lenders to immediately, without notice or cure, seize and sell the stock certificate (which is pledged as a guaranty on the Credit Facility) representing MDU Communications International, Inc.’s ownership interest in MDU Communications (USA) Inc., which contains all of the operating assets. Should this happen, the stockholders could lose their entire investment in the Company.

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

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2013	By:	/s/ SHELDON NELSON
Sheldon Nelson
Chief Financial Officer

MDU COMMUNICATIONS INTERNATIONAL, INC.

Date: August 14, 2013	By:	/s/ CARMEN RAGUSA, JR.
Carmen Ragusa, Jr.
Vice President of Finance and Administration

